Form 10-Q
period 1996-03-31
COOPERATIVE BANKSHARES INC
filed 1996-05-13
CIK 923529

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                             --------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996
                               ----------------

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    --------------------


                       Commission File Number:  0-24626
                                               ---------


          COOPERATIVE BANKSHARES, INC.
- - ------------------------------------------------------
(Exact name of registrant as specified in its charter)


          North Carolina                                            56-1886527
- - --------------------------------------------------------------  ----------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer
                                                                Identification
                                                                No.)


201 Market Street, Wilmington, North Carolina                        28401
- - --------------------------------------------------------------  ----------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:  (910) 343-0181
                                                    ----------------


- - --------------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                         if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            [X]  Yes     [_]  No


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,491,698 shares at April 30, 1996
                  ------------------------------------

                         COOPERATIVE BANKSHARES, INC.


                               TABLE OF CONTENTS




                                                                   Page

Part I     Financial Information

  Item 1   Financial Statements

           Consolidated Statements of Financial Condition,
           March 31, 1996 and December 31, 1995                      3

           Consolidated Statements of Income for the three
           months ended March 31, 1996 and 1995                      4

           Consolidated Statements of Stockholders' Equity
           for the periods ended March 31, 1996,
           December 31, 1995, and December 31, 1994                  5

           Consolidated Statements of Cash Flows, for the
           three months ended March 31, 1996 and 1995               6-7

           Notes to Consolidated Financial Statements                8

  Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     9-16

Part II    Other Information                                         17

           Statement Regarding Computation of Earnings Per Share     18

Signatures                                                           19

PART 1-FINANCIAL INFORMATION - ITEM 1-FINANCIAL STATEMENTS
COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


ASSETS                                                               MARCH 31, 1996     December 31, 1995
                                                                     --------------     -----------------
 Cash and cash equivalents (including interest-bearing deposits:
   March 1996 - $9,209,676; December 1995 - $8,202,722)                $ 11,441,303          $ 11,889,473
 Securities:
   Available for sale                                                    -                     -
   Held to maturity (market value March 1996 - $19,463,350;
    December 1995 - $19,885,820)                                         21,060,889            21,063,310
 Mortgage-backed and related securities:
   Available for sale                                                    30,342,837            30,907,341
   Held to maturity                                                      -                     -
 Other investments                                                        2,490,401             2,587,101
 Loans receivable, net                                                  237,029,811           234,008,085
 Real estate owned:
   Foreclosed                                                               319,736               329,338
   Other                                                                    206,885               206,885
 Accrued interest receivable                                              1,815,136             1,742,589
 Premises and equipment, net                                              4,927,061             5,025,587
 Goodwill                                                                 3,529,172             3,602,189
 Prepaid expenses and other assets                                          639,563               481,362
                                                                     --------------     -----------------

 TOTAL                                                                 $313,802,794          $311,843,260
                                                                     ==============     =================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits                                                              $270,940,131          $270,070,661
 Borrowed funds                                                          10,088,539            10,089,017
 Escrow deposits                                                            638,186               352,668
 Accrued interest payable on deposits                                     1,292,842               862,377
 Deferred income taxes, net                                                 806,700               857,500
 Accrued expenses and other liabilities                                     735,662               528,147
                                                                     --------------     -----------------
  Total liabilities                                                     284,502,060           282,760,370
                                                                     --------------     -----------------

STOCKHOLDERS' EQUITY
 Preferred stock, $1 par value, 3,000,000 shares
  authorized, none issued and outstanding                                -                     -
 Common stock, $1 par value, 7,000,000 shares
  authorized, 1,491,698 shares issued and outstanding                     1,491,698             1,491,698
 Additional paid-in capital                                               6,003,111             6,003,111
 Net unrealized loss on securities available for sale                      (339,950)             (297,938)
 Retained earnings                                                       22,145,875            21,886,019
                                                                     --------------     -----------------
  Total stockholders' equity                                             29,300,734            29,082,890
                                                                     --------------     -----------------
  TOTAL                                                                $313,802,794          $311,843,260
                                                                     ==============     =================

The accompanying notes are an integral part of the consolidated financial statements

COOPERATIVE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       1996                  1995
                                                                    ----------            ----------
INTEREST INCOME:
  Loans receivable                                                  $4,501,592            $4,351,297
  Mortgage-backed and related securities                               527,478               556,362
  Securities                                                           443,835               684,244
                                                                    ----------            ----------
     Total interest income                                           5,472,905             5,591,903
                                                                    ----------            ----------

INTEREST EXPENSE:
  Deposits                                                           3,202,708             2,863,371
  Borrowed funds                                                       163,379               447,640
                                                                    ----------            ----------
     Total interest expense                                          3,366,087             3,311,011
                                                                    ----------            ----------

NET INTEREST INCOME                                                  2,106,818             2,280,892

  Provision for loan losses                                             10,000                   --
                                                                    ----------            ----------
  Net interest income after provision for loan losses                2,096,818             2,280,892
                                                                    ----------            ----------

NONINTEREST INCOME:
  Gain on sale of loans and mortgage-backed
    and related securities                                                 --                 23,144
  Loss on real estate owned                                            (24,532)               (8,576)
  Other income, net                                                    141,693               118,133
                                                                    ----------            ----------
     Total noninterest income                                          117,161               132,701
                                                                    ----------            ----------

OTHER OPERATING EXPENSES:
  Compensation and fringe benefits                                     930,129               904,057
  Occupancy and equipment                                              295,417               287,314
  Federal insurance premiums                                           175,265               152,786
  Advertising                                                           63,556                87,362
  Amortization of goodwill                                              73,017                73,017
  Other                                                                247,492               275,180
                                                                    ----------            ----------
     Total other operating expenses                                  1,784,876             1,779,716
                                                                    ----------            ----------

INCOME BEFORE INCOME TAXES                                             429,103               633,877

Income tax expense                                                     169,247               242,200
                                                                    ----------            ----------

NET INCOME                                                          $  259,856            $  391,677
                                                                    ==========            ==========

EARNINGS PER SHARE:
  Net income                                                             $0.16                 $0.25
                                                                    ==========            ==========
  Weighted average common shares and common
    equivalent shares outstanding                                    1,589,148             1,578,175
                                                                    ==========            ==========

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIODS ENDED MARCH 31, 1996, DECEMBER 31, 1995 AND DECEMBER 31, 1994

                                                                                       NET UNREALIZED
                                                                                       GAIN (LOSS) ON
                                                                       ADDITIONAL        SECURITIES
                                                       COMMON           PAID-IN           AVAILABLE      RETAINED    STOCKHOLDERS'
                                                       STOCK            CAPITAL           FOR SALE       EARNINGS       EQUITY
                                                     -----------------------------------------------------------------------------
BALANCE, MARCH 31, 1994                              $1,491,698        $6,003,111       $   278,571     $18,374,785    $26,148,165

 Change in unrealized gain (loss) on securities
 available for sale, net of income                          --                --         (1,712,261)            --      (1,712,261)
  taxes of $1,117,923

 Net income for nine months                                 --                --                --        2,486,853      2,486,853
                                                     -----------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1994                            1,491,698         6,003,111        (1,433,690)     20,861,638     26,922,757

 Change in unrealized gain (loss) on securities
 available for sale, net of income
  taxes of $741,546                                         --                --          1,135,752              --      1,135,752

  Net income for year                                       --                --                --        1,024,381      1,024,381
                                                     -----------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995                            1,491,698         6,003,111          (297,938)     21,886,019     29,082,890

 Change in unrealized gain (loss) on securities
 available for sale, net of income
  taxes of $16,196                                          --                --            (42,012)            --        (42,012)

  Net income for three months                               --                --                --          259,856        259,856
                                                     -----------------------------------------------------------------------------

BALANCE, MARCH 31, 1996                              $1,491,698        $6,003,111       $  (339,950)    $22,145,875    $29,300,734
                                                     =============================================================================


The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                1996                        1995
                                                                           ----------------------------------------
OPERATING ACTIVITIES:
  Net income                                                               $   259,856                  $   391,677
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Net accretion, amortization, and depreciation                                201,144                      178,545
  Gain on sale of loans and mortgage-backed and
    related securities                                                             --                       (23,144)
  Provision for deferred income taxes                                          (32,000)                     (31,800)
  Loss on sales of foreclosed real estate                                        6,149                           99
  Changes in assets and liabilities:
    Accrued interest receivable                                                (72,546)                     130,416
    Prepaid expenses and other assets                                         (158,721)                     (89,757)
    Escrow deposits                                                            285,518                      310,617
    Accrued interest payable on deposits                                       430,465                      208,999
    Accrued expenses and other liabilities                                     207,515                      350,488
                                                                           -----------                  -----------
    Net cash provided by operating activities                                1,127,379                    1,426,140
                                                                           -----------                  -----------


INVESTING ACTIVITIES:
  Proceeds from principal repayments of mortgage-backed
   and related securities available for sale                                   481,969                       70,300
  Proceeds from principal repayments of mortgage-backed
    and related securities                                                          --                      143,428
  Proceeds from sales of loans                                                      --                    3,734,907
  Loan originations, net of principal repayments                            (3,174,163)                  (6,679,850)
  Change in foreclosed real estate                                             166,617                      (55,613)
  Purchases of premises and equipment                                          (15,664)                     (15,926)
  Purchases of other investments                                                   --                       (38,600)
  Proceeds from sales of other investments                                      96,700
                                                                           -----------                  -----------
     Net cash provided by (used in) investing activities                    (2,444,541)                  (2,841,354)
                                                                           -----------                  -----------


FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                          869,469                    6,910,731
  Net decrease in borrowings                                                      (478)                  (4,000,000)
                                                                           -----------                  -----------
     Net cash provided by (used in) financing activities                       868,992                    2,910,731
                                                                           -----------                  -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                         (448,170)                   1,495,517

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD)                             11,889,473                    2,933,255
                                                                           -----------                  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD)                                  $11,441,303                  $ 4,428,772
                                                                           ===========                  ===========

(Continued)

COOPERATIVE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)


SUPPLEMENTAL DISCLOSURES:
  Cash paid for:
    Interest on deposits and borrowed funds                            $2,935,622       $3,102,012
    Income taxes                                                              --        $  200,000

  Net change in market value - securities available for sale           $   42,012       $  602,297

  Transfer from loans to foreclosed real estate                        $  239,729       $   59,494
  Loans to facilitate the sale of foreclosed real estate                      --        $   13,950


The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies: The significant accounting policies followed by Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 1995. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2. Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts of Cooperative Bankshares, Inc., Cooperative Bank For Savings, Inc., SSB and its wholly owned subsidiary, CS&L Services, Inc. All significant intercompany items have been eliminated.

3. Earnings Per Share: Earnings per share are calculated by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares consist of stock options issued and outstanding. In determining the number of equivalent shares outstanding, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with a portion of the proceeds from the assumed exercise of the common stock options.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
     Cooperative Bankshares, Inc. (the "Company") is a registered savings bank holding company incorporated in North Carolina in 1994. The Company was formed for the purpose of serving as the holding company of Cooperative Bank For Savings, Inc., SSB, ("Cooperative Bank" or the "Bank") a North Carolina chartered stock savings bank. The Company's primary activities consist of holding the stock of Cooperative Bank and operating the business of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Cooperative Bank.

     Cooperative Bank is primarily engaged in the business of attracting deposits from the general public and using those funds to originate mortgage loans for the purchase or construction of one- to four-family homes. To a lesser extent, the Bank also originates multi-family residential mortgage loans, nonresidential real estate loans, consumer loans, and home equity lines of credit. Cooperative Bank is a community-oriented financial institution and, in addition to loans, offers a wide variety of financial services to meet the needs of the communities it serves. As a savings bank, Cooperative Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

     The Company conducts its operations through its main office in Wilmington, North Carolina and 16 offices throughout eastern North Carolina. The Company considers its primary market for savings and lending activities to be the communities of eastern North Carolina extending from the Virginia to the South Carolina borders.

     The following management's discussion and analysis is presented to assist in understanding the Company's financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in this report.

MANAGEMENT STRATEGY

     The Company's management strategy is to maintain profitability and a strong capital position while adhering to sound loan underwriting and investment standards. The Company has historically focused on the origination of one- to four-family mortgage loans. During the three months ended March 31, 1996, the Company originated $13.0 million in mortgage loans. The Company's primary focus is to offer one-year adjustable-rate mortgages. As an alternative, fixed-rate mortgages with varying terms are offered, with rate reduction incentives for 15 year fixed-rate mortgages. To a lesser extent, the Company offers secured and unsecured consumer loans.

INTEREST RATE SENSITIVITY ANALYSIS

     Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be analyzed using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when the amount of interest rate sensitive assets exceed the amount of interest rate sensitive liabilities. Gap is considered negative when the amount of interest rate sensitive liabilities exceed the amount of interest rate sensitive assets. At March 31, 1996, Cooperative had a one-year negative gap position of 15.1%. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or period of repricing, they may react in different degrees to changes in market interest rates. For example, most of the Company's adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates.

LIQUIDITY

     The Company's goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses, and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, deposits, income from operations and borrowings are the main sources of liquidity. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition.

     At March 31, 1996, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately $63.7 million, which represents 22.7% of deposits and borrowed funds as compared to $65.3 million or 23.3% of deposits and borrowed funds at December 31, 1995. The decrease in liquid assets during the three months ended March 31, 1996, was primarily due to the funding of new mortgage loans.

SECURITY PORTFOLIO

     The Company's security portfolio consists of U. S. Government agency, mortgage-backed and other permissible securities. The mortgage-backed securities are guaranteed by the following agencies: Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), and the Government National Mortgage Association ("GNMA"). Mortgage-backed securities entitle the Company to receive a pro rata portion of the cash flows from an identified pool of mortgages. Although mortgage-backed securities generally offer lesser yields than the loans for which they are exchanged, they present substantially lower credit risk by virtue of the guarantees that back them. Mortgage-backed securities are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company.

     The Company's investment in mortgage-related securities includes collateralized mortgage obligations ("CMO"). CMOs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. At March 31, 1996, the Company's investment in CMOs totaled $15 million, or 28.9% of the securities portfolio. Of the $15 million, a $10 million CMO is insured or guaranteed either directly or indirectly through mortgage-backed securities underlying the obligations of FNMA. This FNMA CMO has a 30 year term, floats at 155 basis points over the 30 day London Interbank Offered Rate ("LIBOR") on a monthly basis and has a lifetime interest rate cap of 8%. The remaining $5 million CMO securities were issued by Chase Mortgage Finance Corporation and represent a beneficial interest in a pool of fixed-rate one- to four-family mortgage loans. The Chase CMO has a 30 year term, floats at 180 basis points over the 30 day LIBOR on a monthly basis and has a lifetime interest rate cap of 8%.

     The Company's investment in U. S. Government agency bonds includes $5 million in Federal Home Loan Banks' Dual Indexed Consolidated Bonds maturing August 4, 2003. These bonds had an 8% interest rate from August 4, 1993, through August 3, 1995, at which time the rate was adjusted to 3.485% based on an indexing formula. Subsequent interest rates will also be based on an indexing formula and will adjust on

February 4 and August 4. The indexing formula states that the interest rate per annum will be equal to a rate determined by the 10-Year CMT less the 6 month LIBOR plus a margin of 2.9% for August 4, 1995, increasing 30 basis points annually to 5.0% for August 4, 2003.

     The mortgage-backed and related securities owned by the Company are subject to repayment by the mortgagors of the underlying collateral at any time. These repayments may be affected by a rising or declining interest rate environment. During a rising or declining interest rate environment, repayments and the interest rate caps may subject the Company's mortgage-backed and related securities to yield and/or price volatility.

     The Company's primary uses of liquidity are to fund loans and to make investments. At March 31, 1996, outstanding off-balance sheet commitments to extend credit totaled $9.3 million, and the undisbursed portion of construction loans was $8.1 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL

     Stockholders' equity at March 31, 1996, was $29.3 million, up 0.7% from $29.1 million at December 31, 1995. The total at March 31, 1996, and December 31, 1995, includes $340 thousand and $298 thousand respectively, net of tax, of unrealized losses on securities available for sale marked to estimated fair market value under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks, supervised by the FDIC, must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At March 31, 1996, the Bank's ratio of Tier I capital was 8.4%.

     The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier 1 capital plus the balance of allowance for loan losses. At March 31, 1996, the Bank had a ratio of qualifying total capital to risk-weighted assets of 16.8%.

     For the capital regulations under North Carolina law, the Bank is required to maintain total tangible capital (total capital less goodwill) of not less than 5% of its tangible assets (total assets less goodwill). However, this calculation does permit the allowance for loan losses to be added to capital for the calculation. At March 31, 1996, the Bank's capital ratio, as calculated pursuant to North Carolina statutory requirements, was 8.6%.

     The Company, as a bank holding company, is also subject, on a consolidated basis, to the capital adequacy guidelines of the Board of Governors of the Federal Reserve (the "Federal Reserve Board"). The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank.

     The Company currently exceeds all of its capital requirements. Management expects the Company to continue to exceed these capital requirements without altering current operations or strategies.

OTHER INFORMATION

     In September 1995, Congress began consideration of a recapitalization plan for the SAIF, the insurance fund covering deposits of savings institutions. The purpose of this plan is to eliminate the significant disparity between deposit insurance rates paid by savings associations and most commercial banks. This disparity has adversely affected the Bank's competitive position vis-a-vis its commercial banking competitors. In April 1996, there was an attempt to attach legislation that would have provided for a special one-time assessment to recapitalize the SAIF and would have spread the interest payments on obligations issued by the Financing Corporation ("FICO") on all FDIC-insured institutions. Such attempt was unsuccessful. The Company cannot predict whether this proposed legislation will be enacted in the future or, if enacted, what its final form will be. The following summarizes the major provisions of the legislation as most recently considered by congress. As part of the continuing resolution, congress proposed to authorize the FDIC to assess a one-time fee on institutions, like the Bank, with deposits insured by the SAIF in order to increase the SAIF's reserves to the 1.25% of insured deposits required by the Federal Deposit Insurance Act ("FDIA"). The amount of such assessment would be determined by the FDIC based on the amount of reserves in the SAIF, the amount of insured deposits and such other factors as the FDIC deemed appropriate. The amount of such assessment for an individual institution would have been based on its SAIF-assessable deposits as of March 31, 1995 and was expected to range between 0.85% and 0.90% of such deposits. The special assessment would have been due on such date as the FDIC prescribed within 60 days of enactment of the legislation. The proposed legislation provided for the merger of the SAIF and the Bank Insurance Fund ("BIF") into a single Deposit Insurance Fund effective January 1, 1998 if no insured depository institution was a savings association on that date. Based on its deposits as of March 31, 1995, the Bank would have been required to pay a special assessment of approximately $2.3 million on a pre-tax basis if it is assessed at the rate of 0.85% of SAIF-assessable deposits.

     On March 7, 1996, the Bank entered into a memorandum of understanding (the "MOU") with the FDIC and the North Carolina Savings Institutions Division, the Bank's primary regulators, whereby the Bank agreed that it will proceed in good faith to comply with the requirements of the MOU and address certain conditions identified by the regulators in their most recent joint examination of the Bank, completed in November 1995. These conditions relate primarily to the Bank's interest rate risk exposure, securities investment strategies, earnings (i.e., net interest margin), the monitoring and reporting of certain lending activities, and senior management's responsibilities and compensation. The MOU requires, among other things, that the Bank develop strategies to address weaknesses in these areas. The Board of Directors and management of the Bank are in the process of formulating such strategies, and believe that such strategies are consistent with their efforts to improve the Company's financial condition and results of operations.

     The Company continually evaluates the realizability of its unamortized goodwill, amounting to $3.5 million at March 31, 1996, which is related to the 1983 purchase of a savings and loan. During 1995 this evaluation process indicated that the related branches had begun to experience decreasing profitability. Management will continue to monitor the profitability of these branches in light of changing economic conditions and trends and the Company's long-term strategy for this market area. At such time that permanent impairment of goodwill is indicated, an impairment loss will be recognized as a charge to non-interest expense.

     In October 1995, the Company opened a new branch office in the Ogden area of Wilmington, North Carolina. The capital investment in the new branch increased the Company's nonearning assets by $840 thousand or 6.9% resulting in a slight decrease in interest income. Due to the start-up cost of a new branch office, other operating expense is expected increase slightly in 1996. The new branch could have a negative effect on net income for a short period of time.

FINANCIAL CONDITION AT MARCH 31, 1996 COMPARED TO DECEMBER 31, 1995

FINANCIAL CONDITION

     The Company's total assets increased 0.6% to $313.8 million at March 31, 1996, as compared to $311.8 million at December 31, 1995. The major change in the assets was a $3.0 million (1.3%) increase in loans receivable. The increase in loans during the current period was funded by retail deposits and current liquid assets. The Company concentrates its lending activities on the origination of conventional mortgage loans for the purpose of the construction, financing or refinancing of one- to four-family residential properties. At March 31, 1996, over 94% of the Company's loan portfolio consisted of loans secured by one- to four-family residential properties.

     The $869 thousand increase in retail deposits during the three month period ended March 31, 1996, was used in part to fund the increase in loans receivable. Borrowed funds, collateralized through an agreement with the Federal Home Loan Bank ("FHLB") for advances, are secured by the Company's investment in FHLB stock and qualifying first mortgage loans. Borrowed funds at March 31, 1996, in the amount of $10.0 million, mature in May 1997 with the remaining amount maturing in later years.

     The Company's nonperforming assets (loans 90 days or more delinquent and foreclosed real estate) were $705 thousand, or 0.22% of assets, at March 31, 1996, compared to $772 thousand, or 0.25% of assets, at December 31, 1995. An increase in delinquent single family loans caused nonperforming assets to be higher for the period ended December 31, 1995, as compared to March 31, 1996. The Company takes an aggressive position in collecting delinquent loans to keep nonperforming assets down and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. In the opinion of management, the allowance for loan losses of $673 thousand at March 31, 1996, is adequate to cover potential losses.

RESULTS OF OPERATION

     The net income of the Company depends primarily upon net interest income. Net interest income is the difference between the interest earned on loans and securities portfolios and the cost of funds, consisting principally of the interest paid on deposits and borrowings. The Company's operations are materially affected by general economic conditions, the monetary and fiscal policies of the Federal government, and the policies of regulatory authorities.

INTEREST INCOME

     Interest income decreased 2.1% for the three month period ended March 31, 1996, as compared to the three month period ended March 31, 1995. The decrease in income can be principally attributed to a reduction in the balance of average interest earning assets of 5.0% as compared to the same period last year. Earning assets consisting of long-term investment securities of $14.7 million and fixed rate loans of $18.7 million were sold during the period between March 31, 1995, and January 1, 1996. The sales were made to generate funds for the repayment of short-term borrowed funds, increase short-term liquidity, and reduce the interest rate sensitive one-year negative gap. Because the interest rates on the loans and securities sold were relatively high (weighted average rate of 7.8%), the sales of these assets did adversely affect the yield on the Company's interest-earning assets. The impact on interest income due to the sale of interest-earning assets was minimized by an increase in yield on average interest-earning assets from 7.08% for the three month period ended March 31, 1995, to 7.30% for the three month period ended March 31, 1996.

INTEREST EXPENSE

     Interest expense for the three month period ended March 31, 1996, increased 1.7% to $3.4 million as compared to $3.3 million for the same period last year. With a higher interest rate environment, rate sensitive interest-bearing liabilities repricing upward caused the cost of average interest-bearing liabilities to increase to 4.83% for the three month period ended March 31, 1996, as compared to 4.45% for the same period last year.

     Although there was a small reduction in the average balance of interest-bearing liabilities for the three month period ended March 31, 1996, this had only a small impact on reducing interest expense. Management believes that the rates on the Company's deposits have also increased due to the disparity in deposit insurance premiums paid by savings associations such as the Bank and its commercial banking competitors (see "Other Information -- Deposit Insurance Premium Assessment").

                          AVERAGE YIELD/COST ANALYSIS

The following table contains information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balances of asset or liabilities, respectively, for the periods presented.

                                                                For the quarter ended
                                                 March 31, 1996                             March 31, 1995
                                        ------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                        Average                             Average
                                          Average              Yield/   Average                    Yield/
                                          Balance   Interest    Cost    Balance   Interest          Cost
                                        ---------   --------  -------   -------   --------        --------
Interest-earning assets:
   Securities and other
     interest-earning assets              $ 32,744    $  444   5.42%   $ 39,853     $  684         6.87%
Mortgage-backed and related securities      31,188       527   6.76%     33,025        557         6.75%
Loan portfolio                             236,128     4,502   7.63%    243,097      4,351         7.16%
                                          --------    ------           --------     ------
    Total interest-earning assets          300,060     5,473   7.30%    315,975      5,592         7.08%
                                                      ------                        ------

Non-interest earning assets                 13,145                       11,942
                                          --------                     --------
Total assets                              $313,205                     $327,917
                                          ========                     ========


Interest-bearing liabilities:
   Deposits                               $268,638    $3,203   4.77%   $267,930     $2,863         4.27%
   Borrowed funds                           10,089       163   6.46%     29,408        448         6.09%
                                          --------    ------           --------     ------
    Total interest-bearing liabilities     278,727     3,366   4.83%    297,338      3,311         4.45%
                                                      ------                        ------

Non-interest bearing liabilities             5,280                        3,412
                                          --------                     --------

    Total liabilities                      284,007                      300,750
    Stockholders' equity                    29,198                       27,167
                                          --------                     --------
Total liabilities and stockholders'
 equity                                   $313,205                     $327,917
                                          ========                     ========

Net interest income                                   $2,107                        $2,281
                                                      ======                        ======

Interest rate spread                                           2.47%                               2.63%
                                                               ====                                ====

Net yield on interest-earning assets                           2.81%                               2.89%
                                                               ====                                ====

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                107.7%                              106.3%
                                                              =====                               =====

                              RATE/VOLUME ANALYSIS

The table below provides information regarding changes in interest income and interest expense for the period indicated. For each category of interest-earning asset and interest-bearing liabilities, information is provided on changes attributable to (I) changes in volume (changes in volume multiplied by old rate); (ii) changes in rates (change in rate multiplied by old volume); and
(iii) changes in rate-volume (changes in rate multiplied by changes in volume).


                                           March 31, 1995 vs. March 31, 1996
                                                  Increase (Decrease)
                                                         Due to
                                        -------------------------------------
(DOLLARS IN THOUSANDS)
                                          Volume   Rate   Rate/Volume   Total
                                        --------   ----   -----------   -----
Interest income:
   Securities and other
     interest-earning assets                (122)  (144)           26    (240)
Mortgage-backed and related securities       (31)     1            (0)    (30)
Loan portfolio                              (125)   284            (8)    151
                                            -----  ----            --    ----
    Total interest-earning assets           (278)   141            18    (119)
                                            -----  ----            --    ----


Interest expense:
   Deposits                                    8    332             0     340
   Borrowed funds                           (294)    27           (18)   (285)
                                            ----    ---           ----   ----
    Total interest-bearing liabilities      (286)   359           (18)     55
                                            ----    ---           ---    ----

Net interest income                            8   (218)           36    (174)
                                            ----   ----           ---    ----

NET INTEREST INCOME

     Net interest income for the three month period ended March 31, 1996, as compared to the same period a year ago, decreased 7.6%. A one-year negative gap position in which interest-bearing liabilities repriced faster than interest-earning assets caused the interest rate spread to narrow. During the three month period ended March 31, 1996, the yield on average interest-earning assets increased 22 basis points, while the cost of average interest-bearing liabilities increased 38 basis points, causing net interest income to decrease. The percentage of average interest-earning assets to average interest-bearing liabilities increased to 107.7% as of March 31, 1996, as compared to 106.3% as of March 31, 1995. This increase had a minimal effect on the decrease in net interest income. For the three month period ended March 31, 1996, the Company's average interest rate spread was 2.47% as compared to 2.63% for the same period last year. As stated above, the reduction in average interest earning assets and a higher interest rate environment influencing the repricing rates paid on maturing deposits and borrowed funds were the major factor for the decrease in net interest income for the three month period ended March 31, 1996. Due to lagging index rates on Cooperative's loans and securities, the average yield on interest-earning assets did not increase correspondingly.

PROVISION FOR LOAN LOSSES

     During the three month period ended March 31, 1996, the Bank had a charge to the provision for loan losses of $74 thousand consisting of $10 thousand for consumer loans and $64 thousand for loans on single family residential property. The Bank added $10 thousand to the provision for loan losses for the three month period March 31, 1996, bringing the balance back up to $673 thousand.
Management considers this level to be appropriate based on lending volume, the current level of delinquencies and other nonperforming assets, overall economic conditions and other factors. Future increases to the allowance may be necessary, however, due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors.

NONINTEREST INCOME

     The change in the components of noninterest income for the three month period ended March 31, 1996, as compared to the same period last year, was the result of several factors. During the three month period ended March 31, 1995, the Company sold $3.7 million in fixed rate mortgage loans at a gain of $23 thousand. There were no sales made during the three month period ended March 31, 1996. The balance in loss on real estate owned for both periods ended March 31, 1995 and 1996 represents operating expense and further reduction of the carrying amount of foreclosed real estate owned. Management continues to be committed to disposing of these properties in a timely manner. The net other income includes service fees on loans and fee income from the deposit operations. The increase in these fees for the three month period ended March 31, 1996, as compared to the same period last year was due to several factors. Service fees on sold loans increased due to an increase in volume of loans serviced. Fee income from deposit operations increased due to a more aggressive position in offering checking accounts and annuity sales.

OTHER OPERATING EXPENSES

     Compensation and related cost increased 2.9% due to additional new employees and normal cost of living increases for existing employees. The new employees were retained in connection with opening a new branch office in October 1995. Occupancy and equipment expense increased 2.8% during the three month period ended March 31, 1996, as compared to the same period a year ago. This increase can be attributed to depreciation and operating cost of the new branch office opened in October 1995. The increase in Federal insurance premium can be attributed to higher premiums. Advertising decreased 27.3% for the period ended March 31, 1996 as compared to the same period last year. The higher advertising cost for the three month period ended March 31, 1995, was due to promotional campaigns for the introduction of new retail banking products and a more aggressive advertising position. The other operating expense category was down 10.1% for the three month period ended March 31, 1996, as compared to the same period last year. This was primarily due to a reduction in the purchase of paper, printing and dues.

INCOME TAXES

     The effective tax rates for the three month periods ended March 31, 1996 and 1995 approximate the statutory rate after giving effect to nontaxable interest, amortization of goodwill and other permanent tax differences.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable

ITEM 2.   CHANGES IN SECURITIES

     (a)  Not applicable

     (b)  Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     (a)  Not applicable

     (b)  Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          Not applicable

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          Exhibit 11.  Computation of Earnings Per Share

     (b)  Reports on Form 8-K.
          No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              COOPERATIVE BANKSHARES, INC.



Dated: May 10, 1996                           /s/ Frederick Willetts, III
       -----------------                      --------------------------------
                                              President and Chief Executive
                                              Officer



Dated: May 10, 1996                           /s/ Edward E. Maready
       -----------------                      --------------------------------
                                              Treasurer and Chief Financial
                                              Officer