Form 10-Q
period 1996-06-30
COOPERATIVE BANKSHARES INC
filed 1996-08-13
CIK 923529

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                           -------------------------

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    June 30, 1996
                               -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

                       Commission File Number:   0-24626
                                               -----------

  COOPERATIVE BANKSHARES, INC.
- ------------------------------------------------------
(Exact name of registrant as specified in its charter)

  North Carolina                                        56-1886527
- ------------------------------------------------        ----------------
(State or other jurisdiction of incorporation or        (I.R.S. Employer
 organization)                                          Identification No.)

  201 Market Street, Wilmington, North Carolina            28401
- ------------------------------------------------        ------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (910) 343-0181
                                                   ------------------

- --------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          [X]  Yes   [ ]  No

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,491,698 shares at July 31, 1996
                 -------------------------------------

                         COOPERATIVE BANKSHARES, INC.


                               TABLE OF CONTENTS



                                                                           Page

Part I      Financial Information

   Item 1   Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition,
            June 30, 1996 and December 31, 1995                             3

            Consolidated Statements of Income for the three
            and six months ended June 30, 1996 and 1995                     4

            Consolidated Statements of Cash Flows, for the
            six months ended June 30, 1996 and 1995                         5-6

            Notes to Consolidated Financial Statements                      7

   Item 2   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   8-16

Part II     Other Information                                               17

            Statement Regarding Computation of Earnings
            Per Share                                                       18

Signatures                                                                  19

PART 1-FINANCIAL INFORMATION - ITEM 1-FINANCIAL STATEMENTS
COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS                                       June 30, 1996        December 31, 1995
                                            ------------------   -------------------

  Cash and cash equivalents (including
   interest-bearing deposits:
   June 1996 - $5,773,280;  December 1995 -
   $8,202,722)                                    $  7,940,657          $ 11,889,473
  Securities:
   Available for sale                                1,990,000                     0
   Held to maturity (market value June
   1996 - $19,072,188; December 1995 -
   $19,885,820)                                     21,058,469            21,063,310
  Mortgage-backed and related securities:
   Available for sale                               29,610,099            30,907,341
   Held to maturity                                          0                     0
  Other investments                                  2,490,401             2,587,101
  Loans receivable, net                            242,594,817           234,008,085
  Real estate owned:
   Foreclosed                                           46,896               329,338
   Other                                               196,885               206,885
  Accrued interest receivable                        1,852,348             1,742,589
  Premises and equipment, net                        4,825,816             5,025,587
  Goodwill                                           3,456,155             3,602,189
  Prepaid expenses and other assets                    591,538               481,362
                                             -----------------    ------------------
  TOTAL                                           $316,654,081          $311,843,260
                                             =================    ==================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits                                         $273,775,267          $270,070,661
 Borrowed funds                                     10,147,318            10,089,017
 Escrow deposits                                       754,507               352,668
 Accrued interest payable on deposits                1,017,573               862,377
 Deferred income taxes, net                            713,100               857,500
 Accrued expenses and other liabilities                752,663               528,147
                                             -----------------    ------------------
   Total liabilities                               287,160,428           282,760,370
                                             =================    ==================

STOCKHOLDERS' EQUITY
  Preferred stock, $1 par value, 3,000,000
   shares authorized, none issued and
   outstanding                                               0                     0
  Common stock, $1 par value, 7,000,000
   shares authorized, 1,491,698 shares
   issued and outstanding                            1,491,698             1,491,698
  Additional paid-in capital                         6,003,111             6,003,111
  Net unrealized loss on securities
   available for sale                                 (445,138)             (297,938)
  Retained earnings                                 22,443,982            21,886,019
                                            ------------------    ------------------
   Total stockholders' equity                       29,493,653            29,082,890
                                            ------------------    ------------------
  TOTAL                                           $316,654,081          $311,843,260
                                            ==================    ==================

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS  OF INCOME

                                                          Three Months Ended          Six Months Ended
                                                       -------------------------  --------------------------
                                                                June 30,                   June 30,
                                                       -------------------------  --------------------------
                                                            1996         1995          1996          1995
                                                       -------------------------  --------------------------
INTEREST INCOME:
 Loans receivable                                        $4,623,435   $4,404,094   $ 9,125,026   $ 8,755,390
 Mortgage-backed and related securities                     514,332      556,785     1,041,811     1,113,147
 Securities                                                 427,108      552,724       870,943     1,236,968
                                                       -------------------------  --------------------------
  Total interest income                                   5,564,875    5,513,603    11,037,780    11,105,505
                                                       -------------------------  --------------------------
INTEREST EXPENSE:
 Deposits                                                 3,141,645    3,199,855     6,344,353     6,063,226
 Borrowed funds                                             163,482      280,125       326,861       727,765
                                                       -------------------------  --------------------------
  Total interest expense                                  3,305,127    3,479,980     6,671,214     6,790,991
                                                       -------------------------  --------------------------

NET INTEREST INCOME                                       2,259,748    2,033,623     4,366,566     4,314,514

 Provision for  loan losses                                  30,000            0        40,000             0
                                                       -------------------------  --------------------------
 Net interest income after provision for loan losses      2,229,748    2,033,623     4,326,566     4,314,514
                                                       -------------------------  --------------------------

NONINTEREST INCOME:
 Gain on sale of securities                                       0       22,629             0        22,629
 Gain on sale of loans and mortgage-backed
  and related securities                                          0      146,980             0       170,123
 Loss on real estate owned                                   (9,430)     (85,142)      (33,962)      (93,718)
 Other income, net                                          122,945      134,658       264,639       252,793
                                                       -------------------------  --------------------------
  Total noninterest income                                  113,515      219,125       230,677       351,827
                                                       -------------------------  --------------------------
OTHER OPERATING EXPENSES:
 Compensation and fringe benefits                           919,210      934,876     1,849,339     1,838,933
 Occupancy and equipment                                    305,851      273,689       601,268       561,004
 Federal insurance premiums                                 174,436      152,786       349,701       305,573
 Advertising                                                 74,046       97,819       137,602       185,181
 Amortization of goodwill                                    73,017       73,017       146,035       146,035
 Other                                                      290,597      241,138       538,089       516,315
                                                       -------------------------  --------------------------
  Total other operating expenses                          1,837,157    1,773,325     3,622,034     3,553,041
                                                       -------------------------  --------------------------

INCOME BEFORE INCOME TAXES                                  506,106      479,423       935,209     1,113,300

Income tax expense                                          207,999      205,200       377,246       447,400
                                                       -------------------------  --------------------------

NET INCOME                                               $  298,107   $  274,223   $   557,963   $   665,900
                                                       -------------------------  --------------------------

EARNINGS PER SHARE:
 Net income                                                   $0.19        $0.17         $0.35         $0.42
                                                       -------------------------  --------------------------
 Weighted average common shares and common
  equivalent shares outstanding                           1,587,582    1,580,740     1,588,319     1,579,458
                                                       -------------------------  --------------------------

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES,  INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Six Months Ended June 30,
                                                      1996             1995
                                               ----------------------------------
OPERATING ACTIVITIES:
 Net income                                       $   557,963        $    665,900
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Net accretion, amortization, and
  depreciation                                        414,384             371,419
 Net gain on sale of securities                             0             (22,629)
 Net gain on sale of loans and
  mortgage-backed and related securities                    0            (170,123)
 Provision (benefit) for deferred income
  taxes                                               (48,900)            (96,100)
 Loss (gain) on sales of foreclosed real
  estate                                               13,344                (510)
 Valuation losses on foreclosed real estate            76,565              77,336
 Provision for loan losses                             40,000                   0
 Changes in assets and liabilities:
  Accrued interest receivable                        (109,759)            250,516
  Prepaid expenses and other assets                  (103,157)            (74,531)
  Escrow deposits                                     401,839             474,706
  Accrued interest payable on deposits                155,196             356,164
  Accrued expenses and other liabilities              224,515             262,736
                                               --------------      --------------
  Net cash provided by operating activities         1,621,990           2,094,884
                                               --------------      --------------
INVESTING ACTIVITIES:
 Proceeds from principal repayments of
  mortgage-backed
  and related securities available for sale         1,015,963             138,654
 Purchase of securities available for sale         (1,996,563)
 Proceeds from sale of securities                           0          14,698,750
 Proceeds from principal repayments of
  mortgage-backed
  and related securities held to maturity                   0             456,806
 Proceeds from sales of loans                               0          17,617,569
 Loan originations, net of principal
  repayments                                       (8,852,777)        (11,115,266)
 Proceeds from disposals of foreclosed real
  estate                                              432,261              83,243
 Purchases of premises and equipment                  (29,297)           (132,808)
 Purchases of other investments                             0             (38,600)
 Proceeds from sales of other investments              96,700                   0
                                               --------------      --------------
  Net cash provided by (used in) investing
  activities                                       (9,333,713)         21,708,348
                                               --------------      --------------
FINANCING ACTIVITIES:
 Net increase (decrease) in deposits                3,704,606           7,201,767
 Net increase (decrease) in borrowings                 58,301         (19,940,615)
                                               --------------      --------------
  Net cash provided by (used in) financing
  activities                                        3,762,907         (12,738,848)
                                               --------------      --------------

INCREASE IN CASH AND CASH EQUIVALENTS              (3,948,816)         11,064,384

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                            11,889,473           2,933,255
                                               --------------      --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 7,940,657        $ 13,997,639
                                               ==============      ==============
(Continued)

COOPERATIVE BANKSHARES,  INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONCLUDED)


SUPPLEMENTAL DISCLOSURES:

  Net change in market value -  securities available
   for sale                                                 $147,200            $1,170,026

  Transfer from loans to foreclosed real estate             $239,729              $252,495
  Loans to facilitate the sale of foreclosed real estate          $0               $13,950

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies:  The significant accounting policies followed by
   -------------------
   Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 1995. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2. Basis of Presentation:  The accompanying unaudited consolidated financial
   ---------------------
   statements include the accounts of Cooperative Bankshares, Inc., Cooperative Bank For Savings, Inc., SSB and its wholly owned subsidiary, CS&L Services, Inc. All significant intercompany items have been eliminated.

3. Earnings Per Share:  Earnings per share are calculated by dividing net income
   ------------------
   by the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares consist of stock options issued and outstanding. In determining the number of equivalent shares outstanding, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with a portion of the proceeds from the assumed exercise of the common stock options.

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

Management Strategy

     The Company's management strategy is to maintain profitability and a strong capital position while adhering to sound loan underwriting and investment standards. The Company has historically focused on the origination of one- to four-family mortgage loans. During the six months ended June 30, 1996, the Company originated $28.2 million in mortgage loans. The Company's primary focus is to offer one-year adjustable-rate mortgages. As an alternative, fixed-rate mortgages with varying terms are offered, with rate reduction incentives for 15 year fixed-rate mortgages. To a lesser extent, the Company offers secured and unsecured consumer loans.

Interest Rate Sensitivity Analysis

     Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be analyzed using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when the amount of interest rate sensitive assets exceed the amount of interest rate sensitive liabilities. Gap is considered negative when the amount of interest rate sensitive liabilities exceed the amount of interest rate sensitive assets. At June 30, 1996, Cooperative had a one-year negative gap position of 9%. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or period of repricing, they may react in different degrees to changes in market interest rates. For example, most of the Company's adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates.

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

     At June 30, 1996, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately $61.1 million, which represents 22.5% of deposits and borrowed funds as compared to $65.3 million or 23.3% of deposits and borrowed funds at December 31, 1995. The decrease in liquid assets during the six months ended June 30, 1996, was primarily due to the funding of new mortgage loans.

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

     The Company's investment in mortgage-related securities includes collateralized mortgage obligations ("CMO"). CMOs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. At June 30, 1996, the Company's investment in CMOs totaled $15 million, or 28.2% of the securities portfolio. Of the $15 million, a $10 million CMO is insured or guaranteed either directly or indirectly through mortgage-backed securities underlying the obligations of FNMA. This FNMA CMO has a 30 year term, floats at 155 basis points over the 30 day London Interbank Offered Rate ("LIBOR") on a monthly basis and has a lifetime interest rate cap of 8%. The remaining $5 million CMO securities were issued by Chase Mortgage Finance Corporation and represent a beneficial interest in a pool of fixed-rate one- to four-family mortgage loans. The Chase CMO has a 30 year term, floats at 180 basis points over the 30 day LIBOR on a monthly basis and has a lifetime interest rate cap of 8%.

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

     The Company's primary uses of liquidity are to fund loans and to make investments. At June 30, 1996, outstanding off-balance sheet commitments to extend credit totaled $11.4 million, and the undisbursed portion of construction loans was $8.3 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

Capital

     Stockholders' equity at June 30, 1996, was $29.5 million, up 1.4% from $29.1 million at December 31, 1995. The total at June 30, 1996, and December 31, 1995, includes $445 thousand and $298 thousand respectively, net of tax, of unrealized losses on securities available for sale marked to estimated fair market value under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115").
- ----------------------------------------------------------------
Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks, supervised by the FDIC, must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At June 30, 1996, the Bank's ratio of Tier I capital was 8.4%.

     The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier 1 capital plus the balance of allowance for loan losses. At June 30, 1996, the Bank had a ratio of qualifying total capital to risk-weighted assets of 16.8%.

     For the capital regulations under North Carolina law, the Bank is required to maintain total tangible capital (total capital less goodwill) of not less than 5% of its tangible assets (total assets less goodwill). However, this calculation does permit the allowance for loan losses to be added to capital for the calculation. At June 30, 1996, the Bank's capital ratio, as calculated pursuant to North Carolina statutory requirements, was 8.7%.

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

     On March 7, 1996, the Bank entered into a memorandum of understanding (the "MOU") with the FDIC and the North Carolina Savings Institutions Division, the Bank's primary regulators, whereby the Bank agreed that it will proceed in good faith to comply with the requirements of the MOU and address certain conditions identified by the regulators in their most recent joint examination of the Bank, completed in November 1995. These conditions relate primarily to the Bank's interest rate risk exposure, securities investment strategies, earnings (i.e., net interest margin), the monitoring and reporting of certain lending activities, and senior management's responsibilities and compensation. The MOU requires, among other things, that the Bank develop strategies to address weaknesses in these areas. The Board of Directors and management of the Bank have formulated strategies, and believe that such strategies are consistent with their efforts to improve the Company's financial condition and results of operations.

     The Company continually evaluates the realizability of its unamortized goodwill, amounting to $3.5 million at June 30, 1996, which is related to the 1983 purchase of a savings and loan. This evaluation process indicated that the related branches are experiencing decreased profitability. Management will continue to monitor the profitability of these branches in light of changing economic conditions and trends and the Company's long-term strategy for this market area. At such time that permanent impairment of goodwill is indicated, an impairment loss will be recognized as a charge to non-interest expense.

     In October 1995, the Company opened a new branch office in the Ogden area of Wilmington, North Carolina. The capital investment in the new branch increased the Company's nonearning assets by $840 thousand. Due to the start-up cost of a new branch office, other operating expense has increased slightly in 1996. The new branch could have a negative effect on net income for a short period of time.

FINANCIAL CONDITION AT JUNE 30, 1996 COMPARED TO DECEMBER 31, 1995

Financial Condition

     The Company's total assets increased 1.6% to $316.7 million at June 30, 1996, as compared to $311.8 million at December 31, 1995. The two major changes in the assets were the purchase of $2.0 million in available for sale securities and $8.6 million (3.7%) increase in loans receivable. The security was a Federal Home Loan Bank bond with a maturity date of October 29, 1998. The security purchase and the increase in loans during the current period were funded by retail deposits and liquid assets. The Company concentrates its lending activities on the origination of conventional mortgage loans for the purpose of the construction, financing or refinancing of one- to four-family residential properties. At June 30, 1996, over 94% of the Company's loan portfolio consisted of loans secured by one- to four-family residential properties.

     Of the $3.7 million increase in retail deposits during the three month period ended June 30, 1996, $2.3 was a deposit to a checking account from a local municipality. The increase in retail deposits was used in part to fund the increase in loans receivable. Borrowed funds, collateralized through an agreement with the Federal Home Loan Bank ("FHLB") for advances, are secured by the Company's investment in FHLB stock and qualifying first mortgage loans. Borrowed funds at June 30, 1996, in the amount of $10.0 million, mature in May 1997 with the remaining amount maturing in later years.

     The Company's nonperforming assets (loans 90 days or more delinquent and foreclosed real estate) were $718 thousand, or 0.23% of assets, at June 30, 1996, compared to $772 thousand, or 0.25% of assets, at December 31, 1995. An increase in delinquent single family loans caused nonperforming assets to be higher for the period ended December 31, 1995, as compared to June 30, 1996. The Company takes an aggressive position in collecting delinquent loans to keep nonperforming assets down and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. In the opinion of management, the allowance for loan losses of $703 thousand at June 30, 1996, is adequate to cover potential losses.

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

Interest Income

     Interest income decreased 0.6% for the six month period ended
June 30, 1996, as compared to the six month period ended June 30, 1995. The decrease in income can be principally attributed to a reduction in the balance of average interest earning assets of 3.6% as compared to the same period last year. Earning assets consisting of long-term investment securities of $14.7 million and fixed rate loans of $18.7 million were sold during the period between March 31, 1995, and January 1, 1996. The sales were made to generate funds for the repayment of short-term borrowed funds, increase short-term liquidity, and reduce the interest rate sensitive one-year negative gap. Because the interest rates on the loans and securities sold were relatively high (weighted average rate of 7.8%), the sales of these assets did adversely affect the yield on the Company's interest-earning assets. The impact on interest income due to the sale of interest-earning assets was minimized by an increase in yield on average interest-earning assets from 7.11% for the six month period ended June 30, 1995, to 7.33% for the six month period ended June 30, 1996.

     For the three month period ended June 30, 1996, interest income increased 0.9% as compared to the same period in 1995. Although there was a reduction of 2.1% in the balance of average interest-earning assets for the three month period ended June 30, 1996, the increase in yield on average interest-earning assets to 7.37% as compared to 7.15% for the same period a year ago had a positive impact on interest income.

Interest Expense

     With a higher interest rate environment, rate sensitive interest-bearing liabilities repricing upward caused the cost of average interest-bearing liabilities to increase to 4.78% for the six month period ended June 30, 1996, as compared to 4.63% for the same period last year. The increase in cost was offset by a 4.8% reduction in the average balance of interest-bearing liabilities resulting in a decrease in interest expense of 1.8% for the six month period ended June 30, 1996, as compared to the same period last year. The repayment of short term borrowed funds was the main factor in the reduction of interest-bearing liabilities.

     For the three month period ended June 30, 1996, as compared to the same period in 1995, the repayment of short term borrowed funds was the main factor in reducing average interest-bearing liabilities by 3.2%. Along with the reduction in the balance, the cost of interest bearing liabilities decreased to 4.73% as compared to 4.82% for the same period last year. The combined reduction in balance and cost of interest-bearing liabilities reduced interest expense by 5.02%.

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

                                                                             For the quarter ended
                                                                June 30, 1996                      June 30, 1995
                                                      ---------------------------------------------------------------------
(Dollars in thousands)                                                          Average                            Average
                                                       Average                  Yield/      Average                 Yield/
                                                       Balance     Interest      Cost       Balance    Interest      Cost
                                                      ---------   ----------   ---------   ---------  ----------  ---------

Interest-earning assets:
  Securities and other
   interest-earning assets                             $ 31,123    $    427      5.49%      $ 33,428    $  553      6.62%
Mortgage-backed and related securities                   30,685         514      6.70%        32,751       557      6.80%
Loan portfolio                                          240,224       4,624      7.70%       242,286     4,404      7.27%
                                                      ---------   ---------                ---------  --------
   Total interest-earning assets                        302,032    $  5,565      7.37%       308,465    $5,514      7.15%
                                                                  ---------                           --------

Non-interest earning assets                              12,710                               12,091
                                                      ---------                            ---------
Total assets                                           $314,742                             $320,556
                                                      =========                            =========

Interest-bearing liabilities:
  Deposits                                              269,177       3,142      4.67%       270,939     3,200      4.72%
  Borrowed funds                                         10,095         163      6.46%        17,603       280      6.36%
                                                      ---------   ---------                ---------  --------
   Total interest-bearing liabilities                   279,272    $  3,305      4.73%       288,542    $3,480      4.82%
                                                                  ---------                           --------

Non-interest bearing liabilities                          5,948                                3,947
                                                      ---------                            ---------

   Total liabilities                                    285,220                              292,489
   Stockholders' equity                                  29,522                               28,067
                                                      ---------                            ---------
Total liabilities and stockholders' equity             $314,742                             $320,556
                                                      =========                            =========

Net interest income                                                  $2,260                             $2,034
                                                                  =========                           ========

Interest rate spread                                                             2.64%                              2.33%
                                                                             =========                          =========

Net yield on interest-earning assets                                             2.99%                              2.64%
                                                                             =========                          =========

Percentage of average interest-earning
 assets to average interest-bearing
 liabilities                                                                    108.1%                             106.9%
                                                                             =========                          =========

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

                                                                             For the six months ended
                                                                June 30, 1996                      June 30, 1995
                                                      ---------------------------------------------------------------------
(Dollars in thousands)                                                          Average                            Average
                                                       Average                  Yield/      Average                 Yield/
                                                       Balance     Interest      Cost       Balance    Interest      Cost
                                                      ---------   ----------   ---------   ---------  ----------  ---------

Interest-earning assets:
  Securities and other
   interest-earning assets                             $ 31,934    $    871      5.46%      $ 36,640   $ 1,237      6.75%
Mortgage-backed and related securities                   30,936       1,042      6.74%        32,888     1,113      6.77%
Loan portfolio                                          238,176       9,125      7.66%       242,692     8,756      7.22%
                                                      ---------   ---------                ---------  --------
   Total interest-earning assets                        301,046     $11,038      7.33%       312,220   $11,106      7.11%
                                                                  ---------                           --------

Non-interest earning assets                              12,927                               12,017
                                                      ---------                            ---------
Total assets                                           $313,973                             $324,237
                                                      =========                            =========

Interest-bearing liabilities:
  Deposits                                              268,907       6,344      4.72%       269,434     6,063      4.50%
  Borrowed funds                                         10,092         327      6.48%        23,506       728      6.19%
                                                      ---------   ---------                ---------  --------
   Total interest-bearing liabilities                   278,999    $  6,671      4.78%       292,940    $6,791      4.63%
                                                                  ---------                           --------

Non-interest bearing liabilities                          5,614                                3,680
                                                      ---------                            ---------

   Total liabilities                                    284,613                              296,620
   Stockholders' equity                                  29,360                               28,617
                                                      ---------                            ---------
Total liabilities and stockholders' equity             $313,973                             $325,237
                                                      =========                            =========

Net interest income                                                  $4,367                             $4,315
                                                                  =========                           ========

Interest rate spread                                                             2.55%                              2.48%
                                                                             =========                          =========

Net yield on interest-earning assets                                             2.90%                              2.76%
                                                                             =========                          =========

Percentage of average interest-earning
 assets to average interest-bearing
 liabilities                                                                    107.9%                             106.6%
                                                                             =========                          =========

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

                                                         For the six months ended
                                                      June 30, 1995 vs. June 30, 1996
                                                            Increase (Decrease)
                                                                   Due to
                                            -------------------------------------------------
(Dollars in thousands)
                                              Volume       Rate       Rate/Volume     Total
                                            ---------   ----------    -----------------------
Interest income:
 Securities and other
   interest-earning assets                      (159)        (238)            31        (366)
Mortgage-backed and related securities           (66)          (5)             0         (71)
Loan portfolio                                  (163)         542            (10)        369
                                            --------    ---------     ----------    --------
  Total interest-earning assets                 (388)         299             21         (68)
                                            --------    ---------     ----------    --------

Interest expense:
 Deposits                                        (12)         294             (1)        281
 Borrowed funds                                 (415)          33            (19)       (401)
                                            --------    ---------     ----------    --------
  Total interest-bearing liabilities            (427)         327            (20)       (120)
                                            --------    ---------     ----------    --------

Net interest income                               39          (28)            41          52
                                            ========    =========     ==========    ========


Net Interest Income

     Net interest income for the six and three month periods ended
June 30, 1996, as compared to the same period a year ago, increased 1.2% and 11.1% respectively. A reduction in the Company's one-year negative gap position in which interest-bearing liabilities reprice faster than interest-earning assets had a positive effect on increasing the interest rate margin. The one-year negative gap has been reduced to 9% at June 30, 1996, as compared to 19% for the same period last year. During the six and three month periods ended June 30, 1996, the yield on average interest-earning assets increased 14 basis points and 35 basis points respectively. The percentage of average interest-earning assets to average interest-bearing liabilities increased to 108.1% for the quarter ended June 30, 1996, as compared to 106.9% for the same quarter in 1995.

Provision for Loan Losses

     During the six month period ended June 30, 1996, the Bank had a charge to the allowance for loan losses of $74 thousand consisting of $10 thousand for consumer loans and $64 thousand for loans on single family residential property. The Bank added $40 thousand to the provision for loan losses for the six month period June 30, 1996, bringing the balance back up to $703 thousand. Management considers this level to be appropriate based on lending volume, the current level of delinquencies and other nonperforming assets, overall economic conditions and other factors. Future increases to the allowance may be necessary, however, due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors.

Noninterest Income

     During the six month period ended June 30, 1995, the Company sold $14.7 million in securities and $17.6 million in fixed rate mortgage loans at a gain of $23 thousand and $170 thousand respectively. The proceeds from the 1995 sales were used to repay short-term borrowed funds, and improve the Company's interest rate sensitivity position by reducing its one-year negative gap. There were no sales made during the six month period ended June 30, 1996. The balance in loss on real estate owned for both periods ended June 30, 1995 and 1996, represents operating expense and further reduction of the carrying amount of foreclosed real estate owned. Management continues to be committed to disposing of these properties in a timely manner. The net other income includes service fees on loans and fee income from the deposit operations. The increase in these fees for the six month period ended June 30, 1996, as compared to the same period last year was due to several factors. Service fees on sold loans increased due to an increase in volume of loans serviced. Fee income from deposit operations increased due to a more aggressive position in offering checking accounts and annuity sales.

Other Operating Expenses

     For the six month period ended June 30, 1996, compensation and related cost increased slightly due to additional new employees and normal cost of living increases for existing employees. The new employees were retained in connection with opening a new branch office in October 1995. Occupancy and equipment expense increased 7.1% during the six month period ended June 30, 1996, as compared to the same period a year ago. The major part of this increase can be attributed to depreciation and operating cost of the new branch office opened in October 1995. The increase in Federal insurance premium can be attributed to higher premiums. Advertising decreased 25.7% for the period ended June 30, 1996, as compared to the same period last year. The higher advertising cost for the six month period ended June 30, 1995, was due to promotional campaigns for the introduction of new retail banking products and a more aggressive advertising position. The other operating expense category was up 4.2% for the six month period ended June 30, 1996, as compared to the same period last year. This was primarily due to normal increases in the purchase of paper, printing and dues.

Income taxes

     The effective tax rates for the six month periods ended June 30, 1996 and 1995 approximate the statutory rate after giving effect to nontaxable interest, amortization of goodwill and other permanent tax differences.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        Not applicable

Item 2. Changes in Securities

    (a) Not applicable

    (b) Not applicable

Item 3. Defaults Upon Senior Securities

    (a) Not applicable

    (b) Not applicable

Item 4. Submission of Matters to a Vote of Security-Holders

    (a) Annual Meeting of Stockholders, April 26, 1996
        Election of Directors

                                Votes For           Votes Against          Votes Withheld          Abstentions
                           ---------------------------------------------------------------------------------------

Charles H. Boney                1,252,582               5,644                    0                   233,472
Paul G. Burton                  1,252,582               5,644                    0                   233,472
H. Thompson King, III           1,252,582               5,644                    0                   233,472

No other matters submitted to a vote of Security Holders.


Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits
        Exhibit 11.  Computation of Earnings Per Share

    (b) Reports on Form 8-K.
        No reports on Form 8-K were filed during the quarter ended
        June 30, 1996.

EXHIBIT 11
STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

                                         Three months ended        Six months ended
                                               June 30,                 June 30,
                                          1996         1995        1996         1995
                                      -----------------------   -----------------------
NET INCOME                              $298,107     $274,223     $557,963     $665,900
                                      =======================   =======================

PRIMARY
Average shares outstanding             1,491,698    1,491,698    1,491,698    1,491,698

Net effect of dilutive stock
 options -- based on the treasury
 stock method using average
 market price                             95,884       89,042       96,621       87,760
                                      -----------------------   -----------------------

TOTAL                                  1,587,582    1,580,740    1,588,319    1,579,458
                                      =======================   =======================

PER SHARE AMOUNT                           $0.19        $0.17        $0.35        $0.42
                                      =======================   =======================

FULLY DILUTED
Average shares outstanding             1,491,698    1,491,698    1,491,698    1,491,698

Net effect of dilutive stock
 options -- based on the
treasury stock method using the
 period-end market price, if it
 is dilutive more than 3%.                95,884       89,042       96,621       87,760
                                      -----------------------   -----------------------

TOTAL                                  1,587,582    1,580,740    1,588,319    1,579,458
                                      =======================   =======================


PER SHARE AMOUNT                           $0.19        $0.17        $0.35        $0.42
                                      =======================   =======================

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              COOPERATIVE BANKSHARES, INC.



Dated: August 9, 1996
       -----------------                      /s/ Frederick Willetts, III
                                              ----------------------------------
                                              President and Chief Executive
                                              Officer



Dated: August 9, 1996                         /s/ Edward E. Maready
       -----------------                      ----------------------------------
                                              Treasurer and Chief Financial
                                              Officer