Form 10-Q
period 1996-09-30
COOPERATIVE BANKSHARES INC
filed 1996-11-14
CIK 923529

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                            -------------------------

                                    FORM 10-Q

(Mark One)

      [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the quarterly period ended  September 30, 1996
                               -------------------
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES [_]EXCHANGE ACT OF 1934

For the transition period from_____________________to________________________

                         Commission File Number: 0-24626
                                                --------

      COOPERATIVE BANKSHARES, INC.
 ----------------------------------------------------
(Exact name of registrant as specified in its charter)

      North Carolina                                                          56-1886527
 -----------------------------------------------------------                  ---------------
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer
                                                                              Identification No.)

      201 Market Street, Wilmington, North Carolina                               28401
 -----------------------------------------------------------                  -------------
(Address of principal executive offices)                                        (Zip Code)

Registrant's telephone number, including area code: (910) 343-0181
                                                    --------------
-----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        [X] Yes     [_] No

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,491,698 shares at October 31, 1996
                  -------------------------------------

                         COOPERATIVE BANKSHARES, INC.


                                TABLE OF CONTENTS


                                                                                                                Page
Part I            Financial Information

     Item 1       Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition, September 30, 1996
                  and December 31, 1995                                                                           3

                  Consolidated Statements of Income for the three and nine months ended
                  September 30, 1996 and 1995                                                                     4

                  Consolidated Statements of Cash Flows, for the nine months ended
                  September 30, 1996 and 1995                                                                     5-6

                  Notes to Consolidated Financial Statements                                                      7

     Item 2       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                           8-16

Part II           Other Information                                                                               17

                  Statement Regarding Computation of Earnings Per Share                                           18

Signatures                                                                                                        19


PART 1- FINANCIAL INFORMATION - ITEM 1-FINANCIAL STATEMENTS
COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS                                                                       September 30, 1996            December 31, 1995
                                                                           -----------------------      -------------------------
  Cash and cash equivalents (including interest-bearing deposits:
    September 1996 - $6,121,129;  December 1995 - $8,202,722)                       $   8,957,130                 $   11,889,473
  Securities:
    Available for sale                                                                  4,008,126                              0
    Held to maturity (market value September 1996 - $19,348,440;
       December 1995 - $19,885,820)                                                    21,056,048                     21,063,310
  Mortgage-backed and related securities:
    Available for sale                                                                 29,161,133                     30,907,341
    Held to maturity                                                                            0                              0
  Other investments                                                                     2,435,401                      2,587,101
  Loans receivable, net                                                               253,278,025                    234,008,085
  Real estate owned:
    Foreclosed                                                                             42,147                        329,338
    Other                                                                                       0                        206,885
  Accrued interest receivable                                                           1,944,314                      1,742,589
  Premises and equipment, net                                                           4,790,325                      5,025,587
  Goodwill                                                                                      0                      3,602,189
  Prepaid expenses and other assets                                                     1,525,630                        481,362
                                                                           -----------------------      -------------------------

  TOTAL                                                                              $327,198,279                   $311,843,260
                                                                           =======================      =========================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits                                                                           $276,799,934                   $270,070,661
  Borrowed funds                                                                       20,146,415                     10,089,017
  Escrow deposits                                                                       1,096,317                        352,668
  Accrued interest payable on deposits                                                    551,026                        862,377
  Deferred income taxes, net                                                              937,747                        857,500
  Accrued expenses and other liabilities                                                2,459,470                        528,147
                                                                           -----------------------      -------------------------
    Total liabilities                                                                 301,990,909                    282,760,370
                                                                           -----------------------      -------------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $1 par value, 3,000,000 shares
    authorized, none issued and outstanding                                                     0                              0
  Common stock, $1 par value, 7,000,000 shares
    authorized, 1,491,698 shares issued and outstanding                                 1,491,698                      1,491,698
  Additional paid-in capital                                                            6,003,111                      6,003,111
  Net unrealized loss on securities available for sale                                  (394,360)                      (297,938)
  Retained earnings                                                                    18,106,921                     21,886,019
                                                                           -----------------------      -------------------------
    Total stockholders' equity                                                         25,207,370                     29,082,890
                                                                           -----------------------      -------------------------

  TOTAL                                                                              $327,198,279                   $311,843,260
                                                                           =======================      =========================

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC.

CONSOLIDATED STATEMENTS  OF INCOME

                                                               Three Months Ended                      Nine Months Ended
                                                                  September 30,                          September 30,
                                                               1996            1995                  1996             1995
                                                         --------------------------------      ----------------------------------
INTEREST INCOME:
  Loans receivable                                             $4,796,711     $4,253,081            $13,921,737      $13,008,471
  Mortgage-backed and related securities                          507,065        543,526              1,548,876        1,656,673
  Securities                                                      452,303        557,870              1,323,246        1,794,838
                                                         --------------------------------      ----------------------------------
     Total interest income                                      5,756,079      5,354,477             16,793,859       16,459,982
                                                         --------------------------------      ----------------------------------

INTEREST EXPENSE:
  Deposits                                                      3,156,209      3,286,240              9,500,562        9,349,466
  Borrowed funds                                                  251,500        165,062                578,361          892,827
                                                         --------------------------------      ----------------------------------
     Total interest expense                                     3,407,709      3,451,302             10,078,923       10,242,293
                                                         --------------------------------      ----------------------------------
NET INTEREST INCOME                                             2,348,370      1,903,175              6,714,936        6,217,689

  Provision for  loan losses                                       79,689              0                119,689                0
                                                         --------------------------------      ----------------------------------
  Net interest income after provision for loan losses           2,268,681      1,903,175              6,595,247        6,217,689
                                                         --------------------------------      ----------------------------------
NONINTEREST INCOME:
  Gain on sale of securities                                            0              0                      0           22,629
  Gain on sale of other investments                                45,941              0                 45,941                0
  Gain on sale of loans and mortgage-backed
    and related securities                                              0         34,374                      0          204,497
  Loss on real estate owned                                       (4,261)       (44,442)               (38,223)        (138,160)
  Other income, net                                               148,934        142,677                413,573          395,470
                                                         --------------------------------      ----------------------------------
     Total noninterest income                                     190,614        132,609                421,291          484,436
                                                         --------------------------------      ----------------------------------
OTHER OPERATING EXPENSES:
  Compensation and fringe benefits                                892,605        896,917              2,741,945        2,735,849
  Occupancy and equipment                                         313,518        289,109                914,786          850,113
  Federal insurance premiums                                      175,556        176,382                525,257          481,954
  Federal insurance special assessment                          1,782,810              0              1,782,810                0
  Advertising                                                      83,846         74,875                221,448          260,056
  Amortization of goodwill                                         73,018         73,017                219,052          219,052
  Charge-off impaired goodwill                                  3,359,791              0              3,359,791                0
  Other                                                           225,712        224,499                763,801          740,816
                                                         --------------------------------      ----------------------------------
     Total other operating expenses                             6,906,856      1,734,799             10,528,890        5,287,840
                                                         --------------------------------      ----------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                             (4,447,561)        300,985            (3,512,352)        1,414,285

Income tax expense (benefit)                                    (110,500)        123,000                266,746          570,400
                                                         --------------------------------      ----------------------------------

NET INCOME (LOSS)                                            ($4,337,061)    $   177,985           ($3,779,098)      $   843,885
                                                         ================================      ==================================

EARNINGS PER SHARE:

  Net income (loss)                                               ($2.73)          $0.11                ($2.38)            $0.53
                                                         ================================      ==================================
  Weighted average common shares and common

    equivalent shares outstanding                               1,586,879      1,584,212              1,587,839        1,581,042
                                                         ================================      ==================================


The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES,  INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                        1996                   1995
                                                                                 -------------------------------------------
OPERATING ACTIVITIES:

  Net income (loss)                                                                     ($3,779,098)               $843,885
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Net accretion, amortization, and depreciation                                            3,969,408                573,770
  Gain on sale of securities                                                                       0               (22,629)
  Gain on sale of other investments                                                         (45,941)                      0
  Gain on sale of loans and mortgage-backed and
    related securities                                                                             0              (204,497)
  Provision (benefit) for deferred income taxes                                              168,400              (148,100)
  Loss (gain) on sales of foreclosed real estate                                              12,831                 38,873
  Valuation losses on foreclosed real estate                                                  12,800                 77,335
  Provision for loan losses                                                                  119,689                      0
  Changes in assets and liabilities:
    Accrued interest receivable                                                            (201,725)                316,157
    Prepaid expenses and other assets                                                    (1,028,890)               (21,082)
    Escrow deposits                                                                          743,649                533,690
    Accrued interest payable on deposits                                                   (311,351)                552,553
    Accrued expenses and other liabilities                                                 1,931,323                215,151
                                                                                 --------------------  ---------------------
    Net cash provided by operating activities                                              1,591,095              2,755,106
                                                                                 --------------------  ---------------------

INVESTING ACTIVITIES:

  Proceeds from principal repayments of mortgage-backed
   and related securities available for sale                                               1,481,764                209,797
  Purchases of securities available for sale                                             (3,994,062)                      0
  Proceeds from sale of securities                                                                 0             14,698,750
  Proceeds from principal repayments of mortgage-backed
    and related securities held to maturity                                                        0                921,309
  Proceeds from sales of loans                                                                     0             22,562,611
  Loan originations, net of principal repayments                                        (19,521,943)           (13,502,551)
  Change in foreclosed real estate                                                           437,524                 12,393
  Purchases of premises and equipment                                                      (117,918)              (372,034)
  Purchases of other investments                                                                   0               (38,600)
  Proceeds from sales of other investments                                                   404,526                      0
                                                                                 --------------------  ---------------------
     Net cash provided by (used in) investing activities                                (21,310,109)             24,491,675
                                                                                 --------------------  ---------------------
FINANCING ACTIVITIES:

  Net increase in deposits                                                                 6,729,273              4,647,171
  Net increase (decrease) in borrowings                                                   10,057,398           (19,910,915)
                                                                                 --------------------  ---------------------
     Net cash provided by (used in) financing activities                                  16,786,671           (15,263,744)
                                                                                 --------------------  ---------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                    (2,932,343)             11,983,037

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD                                           11,889,473              2,933,255
                                                                                 --------------------  ---------------------

CASH AND CASH EQUIVALENTS,  END OF PERIOD                                                 $8,957,130            $14,916,292
                                                                                 ====================  =====================


(Continued)

COOPERATIVE BANKSHARES,  INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONCLUDED)

SUPPLEMENTAL DISCLOSURES:

  Net change in market value -  securities available for sale                      $96,422                $1,123,675

  Transfer from loans to foreclosed real estate                                   $239,729                  $215,467
  Loans to facilitate the sale of foreclosed real estate                                $0                  $182,250



The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies: The significant accounting policies followed by
   -------------------
Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 1995. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

4. Deposit Insurance: Pursuant to recently enacted legislation, the FDIC has
   -----------------
levied an assessment on institutions with deposits insured by the Savings Association Insurance Fund (the "SAIF") in order to recapitalize the SAIF. The assessment, set by the FDIC at 0.657% of SAIF-insured deposits as of March 31, 1995, will be paid on November 27, 1996. The effect of this assessment was to reduce the Company's net income for the quarter ended September 30, 1996 by $1.8 million. As a result of this legislation, the Company's deposit insurance premiums will decline substantially commencing on January 1, 1997.

   In addition to numerous regulatory relief provisions contained in the recent legislation, the legislation provides for a merger of the SAIF and the Bank Insurance Fund effective January 1, 1999 if there are no insured savings associations remaining on that date, and directs the Secretary of Treasury to make recommendations to the Congress by March 31, 1997 with respect to establishment of a common charter for banks and thrift institutions.

5. Write-off of Goodwill: The Company continually evaluates the realizability of
   ---------------------
its unamortized goodwill relating to the 1983 purchase of a savings and loan. During the three month period ended September 30, 1996, this evaluation process indicated that the related branches are continuing to experience decreased profitability that has permanently impaired the goodwill. It is Management's opinion that the impairment of the goodwill can not be reversed based on the Company's long-term strategy for this market area. Due to this permanent impairment the Company recognized a charge-off of impaired goodwill of $3.4 million to non-interest expense during the quarter ended September 30, 1996.

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

Management Strategy

         The Company's management strategy is to maintain profitability and a strong capital position while adhering to sound loan underwriting and investment standards. The Company has historically focused on the origination of one- to four-family mortgage loans. During the nine months ended September 30, 1996, the Company originated $47.6 million in mortgage loans. The Company's primary focus is to offer one-year adjustable-rate mortgages. As an alternative, fixed-rate mortgages with varying terms are offered, with rate reduction incentives for 15 year fixed-rate mortgages. To a lesser extent, the Company offers secured and unsecured consumer loans.

Interest Rate Sensitivity Analysis

         Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be analyzed using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when the amount of interest rate sensitive assets exceed the amount of interest rate sensitive liabilities. Gap is considered negative when the amount of interest rate sensitive liabilities exceed the amount of interest rate sensitive assets. At September 30, 1996, Cooperative had a one-year negative gap position of 7%. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or period of repricing, they may react in different degrees to changes in market interest rates. For example, most of the Company's adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates.

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

         At September 30, 1996, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately $63.9 million, which represents 21.5% of deposits and borrowed funds as compared to $65.3 million or 23.3% of deposits and borrowed funds at December 31, 1995. The decrease in liquid assets during the nine months ended September 30, 1996, was primarily due to the funding of new mortgage loans.

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

         The Company's investment in mortgage-related securities includes collateralized mortgage obligations ("CMO"). CMOs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. At September 30, 1996, the Company's investment in CMOs totaled $15 million, or 27.4% of the securities portfolio. Of the $15 million, a $10 million CMO is insured or guaranteed either directly or indirectly through mortgage-backed securities underlying the obligations of FNMA. This FNMA CMO has a 30 year term, floats at 155 basis points over the 30 day London Interbank Offered Rate ("LIBOR") on a monthly basis and has a lifetime interest rate cap of 8%. The remaining $5 million CMO securities were issued by Chase Mortgage Finance Corporation and represent a beneficial interest in a pool of fixed-rate one- to four-family mortgage loans. The Chase CMO has a 30 year term, floats at 180 basis points over the 30 day LIBOR on a monthly basis and has a lifetime interest rate cap of 8%.

         The Company's investment in U. S. Government agency bonds includes $5 million in Federal Home Loan Banks' Dual Indexed Consolidated Bonds maturing August 4, 2003. These bonds had an 8% interest rate from August 4, 1993, through August 3, 1995, at which time the rate became adjustable based on an indexing formula. Subsequent interest rates will also be based on an indexing formula and will adjust on February 4 and August 4. The indexing formula states that the interest rate per annum will be equal to a rate determined by the 10-Year CMT less the 6 month LIBOR plus a margin of 2.9% for August 4, 1995, increasing 30 basis points annually to 5.0% for August 4, 2003.

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

         The Company's primary uses of liquidity are to fund loans and to make investments. At September 30, 1996, outstanding off-balance sheet commitments to extend credit totaled $12.1 million, and the undisbursed portion of construction loans was $10.1 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

Capital

         Stockholders' equity at September 30, 1996, was $25.2 million, down 13.4% from $29.1 million at December 31, 1995. The total at September 30, 1996, and December 31, 1995, includes $394 thousand and $298 thousand respectively, net of tax, of unrealized losses on securities available for sale marked to estimated fair market value under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS
         ----------------------------------------------------------------
115"). Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. banks, supervised by the FDIC, must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At September 30, 1996, the Bank's ratio of Tier I capital was 7.81%.

         The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier 1 capital plus the balance of allowance for loan losses. At September 30, 1996, the Bank had a ratio of qualifying total capital to risk-weighted assets of 15.3%.

         For the capital regulations under North Carolina law, the Bank is required to maintain total tangible capital (total capital less goodwill) of not less than 5% of its tangible assets (total assets less goodwill). However, this calculation does permit the allowance for loan losses to be added to capital for the calculation. At September 30, 1996, the Bank's capital ratio, as calculated pursuant to North Carolina statutory requirements, was 8.3%.

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

Other Information

         Pursuant to recently enacted legislation, the FDIC has levied an assessment on institutions with deposits insured by the Savings Association Insurance Fund (the "SAIF") in order to recapitalize the SAIF. The assessment, set by the FDIC at 0.657% of SAIF-insured deposits as of March 31, 1995, will be paid on November 27, 1996. The effect of this assessment was to reduce the Company's net income for the quarter ended September 30, 1996 by $1.8 million. As a result of this legislation, the Company's deposit insurance premiums will decline substantially commencing on January 1, 1997.

         In addition to numerous regulatory relief provisions contained in the recent legislation, the legislation provides for a merger of the SAIF and the Bank Insurance Fund effective January 1, 1999 if there are no insured savings associations remaining on that date, and directs the Secretary of Treasury to make recommendations to the Congress by March 31, 1997 with respect to establishment of a common charter for banks and thrift institutions.

         The Company continually evaluates the realizability of its unamortized goodwill relating to the 1983 purchase of a savings and loan. During the three month period ended September 30, 1996, this evaluation process indicated that the related branches are continuing to experience decreased profitability that has permanently impaired the goodwill. It is Management's opinion that the impairment of the goodwill can not be reversed based on the Company's long-term strategy for this market area. Due to this permanent impairment the Company recognized a charge-off of impaired goodwill of $3.4 million to non-interest expense during the quarter ended September 30, 1996.

FINANCIAL CONDITION AT SEPTEMBER 30, 1996 COMPARED TO DECEMBER 31, 1995

Financial Condition

         The Company's total assets increased 4.9% to $327.2 million at September 30, 1996, as compared to $311.8 million at December 31, 1995. The two major changes in the assets were the purchase of $4.0 million in available for sale securities and $19.3 million (8.2%) increase in loans receivable. The securities were Federal Home Loan Bank bonds with three and five year maturity dates. The security purchase and the increase in loans during the current period were funded by retail deposits, borrowed funds, and liquid assets. The Company concentrates its lending activities on the origination of conventional mortgage loans for the purpose of the construction, financing or refinancing of one- to four-family residential properties. At September 30, 1996, over 93% of the Company's loan portfolio consisted of loans secured by one- to four-family residential properties.

         Of the $6.7 million increase in retail deposits during the nine month period ended September 30, 1996, $2.1 was a deposit to a checking account from a local municipality. The increase in retail deposits was used in part to fund the increase in loans receivable. Borrowed funds, collateralized through an agreement with the Federal Home Loan Bank ("FHLB") for advances, are secured by the Company's investment in FHLB stock and qualifying first mortgage loans. Borrowed funds at September 30, 1996, in the amount of $10.0 million, mature in May 1997 with the remaining amount maturing in later years.

         The Company's nonperforming assets (loans 90 days or more delinquent and foreclosed real estate) were $1.4 million, or 0.43% of assets, at September 30, 1996, compared to $772 thousand, or 0.25% of assets, at December 31, 1995. An increase in delinquent single family loans caused nonperforming assets to be higher for the period ended September 30, 1996, as compared to December 31, 1995. The Company takes an aggressive position in collecting delinquent loans to keep nonperforming assets down and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. In the opinion of management, the allowance for loan losses of $783 thousand at September 30, 1996, is adequate to cover potential losses.

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

Net Income (Loss)

         The net loss of $3.8 million and $4.3 million for the nine and three month periods ended September 30, 1996, respectively, was the direct results of one-time special charges. Pursuant to recently enacted legislation, the FDIC has levied an assessment on institutions with deposits insured by the Savings Association Insurance Fund (the "SAIF") in order to recapitalize the SAIF. The effect of this assessment was to reduce the Company's net income for the quarter ended September 30, 1996, by $1.8 million. As a result of this legislation, the Company's deposit insurance premiums will decline substantially commencing on January 1, 1997. In addition to the SAIF assessment, the Company continually evaluates the realizability of its unamortized goodwill relating to the 1983 purchase of a savings and loan. During the three month period ended September 30, 1996, this evaluation process indicated that the related branches are continuing to experience decreased profitability that has permanently impaired the goodwill. Due to this permanent impairment the Company recognized a charge-off of impaired goodwill of $3.4 million to non-interest expense during the quarter ended September 30, 1996. Excluding the one-time special assessment for deposit insurance of $1.8 million and a charge-off of goodwill of $3.4 million, net income for the nine and three month periods ended September 30, 1996, would have been $965 thousand and $407 thousand respectively, compared to $570 and $178 thousand for the previous year.

Interest Income

         Interest income increased 2% for the nine month period ended September 30, 1996, as compared to the nine month period ended September 30, 1995. The increase in income can be principally attributed to an increase in yield on the balance of average interest-earning assets as compared to the same period last year. Earning assets consisting of long-term investment securities of $14.7 million and fixed rate loans of $22.6 million were sold during the period between March 31, 1995, and January 1, 1996. The sales were made to generate funds for the repayment of short-term borrowed funds, increase short-term liquidity, and reduce the interest rate sensitive one-year negative gap. Because the interest rates on the loans and securities sold were relatively high (weighted average rate of 7.8%), the sales of these assets did adversely affect the yield on the Company's interest-earning assets. The impact on interest income due to the sale of interest-earning assets was minimized by an increase in yield on average interest-earning assets from 7.11% for the nine month period ended September 30, 1995, to 7.36% for the nine month period ended September 30, 1996.

         For the three month period ended September 30, 1996, interest income increased 7.5% as compared to the same period in 1995. The increase in income can be attributed to two factors. The balance of average interest-earning assets for the three month period ended September 30, 1996, increased 3% and the yield on average interest-earning assets increased to 7.41% as compared to 7.10% for the same period a year ago.

Interest Expense

         With higher interest rates on borrowed funds and rate sensitive interest-bearing deposits repricing upward the cost of average interest-bearing liabilities increase to 4.77% for the nine month period ended September 30, 1996, as compared to 4.73% for the same period last year. The increase in cost was offset by a 2.3% reduction in the average balance of interest-bearing liabilities resulting in a decrease in interest expense of 1.6% for the nine month period ended September 30, 1996, as compared to the same period last year. The repayment of short term borrowed funds was the main factor in the reduction of interest-bearing liabilities.

         For the three month period ended September 30, 1996, as compared to the same period in 1995, interest expense decreased 1.2%. With a change in the interest rate environment, rate sensitive interest-bearing liabilities repricing downward caused the cost of average interest-bearing liabilities to decrease to 4.74% for the three month period ended September 30, 1996, as compared to 4.93% for the same period last year. The decrease in cost was offset by a 2.7% increase in the average balance of interest-bearing liabilities.

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


                                                                              For the quarter ended
                                                          September 30, 1996                        September 30, 1995
                                                ----------------------------------------------------------------------------------
(Dollars in thousands)                                                        Average                                   Average
                                                   Average                     Yield/       Average                     Yield/
                                                   Balance       Interest       Cost        Balance       Interest       Cost
                                                --------------  -----------  -----------  -------------  ------------ ------------
Interest-earning assets:
   Securities and other

     interest-earning assets                        $  31,968      $   452        5.66%      $  37,790       $   558        5.91%
Mortgage-backed and related securities                 30,097          507        6.74%         32,249           543        6.74%
Loan portfolio                                        248,767        4,797        7.71%        231,541         4,253        7.35%
                                                --------------  -----------               -------------  ------------
    Total interest-earning assets                     310,832       $5,756        7.41%        301,580        $5,354        7.10%
                                                                -----------                              ------------

Non-interest earning assets                            12,675                                   13,156
                                                --------------                            -------------
Total assets                                         $323,507                                 $314,736
                                                ==============                            =============


Interest-bearing liabilities:

   Deposits                                           272,040        3,156        4.64%        270,156         3,286        4.87%
   Borrowed funds                                      15,631          252        6.45%         10,077           165        6.55%
                                                --------------  -----------               -------------  ------------
    Total interest-bearing liabilities                287,671       $3,408        4.74%        280,233        $3,451        4.93%
                                                                -----------                              ------------

Non-interest bearing liabilities                        6,102                                    5,658
                                                --------------                            -------------

    Total liabilities                                 293,773                                  285,891
    Stockholders' equity                               29,734                                   28,845
                                                --------------                            -------------
Total liabilities and stockholders' equity           $323,507                                 $314,736
                                                ==============                            =============

Net interest income                                                 $2,348                                    $1,903
                                                                ===========                              ============

Interest rate spread                                                              2.67%                                     2.17%
                                                                             ===========                              ============

Net yield on interest-earning assets                                              3.02%                                     2.52%

Percentage of average interest-earning
   assets to average interest-bearing

   liabilities                                                                   108.1%                                    107.6%
                                                                             ===========                              ============

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

                                                                            For the nine month ended
                                                          September 30, 1996                        September 30, 1995

                                                ---------------------------------------------------------------------------------
(Dollars in thousands)                                                        Average                                  Average
                                                   Average                     Yield/       Average                     Yield/
                                                   Balance       Interest       Cost        Balance       Interest       Cost
                                                --------------  -----------  -----------  -------------  ------------ -----------
Interest-earning assets:
   Securities and other

     interest-earning assets                        $  31,945    $   1,323        5.52%      $  37,023     $   1,795       6.46%
Mortgage-backed and related securities                 30,657        1,549        6.74%         32,675         1,657       6.76%
Loan portfolio                                        241,706       13,922        7.68%        238,975        13,008       7.26%
                                                --------------  -----------               -------------  ------------
    Total interest-earning assets                     304,308      $16,794        7.36%        308,673       $16,460       7.11%
                                                                -----------                              ------------

Non-interest earning assets                            12,843                                   12,397
                                                --------------                            -------------
Total assets                                         $317,151                                 $321,070
                                                ==============                            =============


Interest-bearing liabilities:

   Deposits                                           269,951        9,501        4.69%        269,433         9,349       4.63%
   Borrowed funds                                      11,938          578        6.46%         19,030           893       6.26%
                                                --------------  -----------               -------------  ------------
    Total interest-bearing liabilities                281,889      $10,079        4.77%        288,463       $10,242       4.73%
                                                                -----------                              ------------

Non-interest bearing liabilities                        5,777                                    4,581
                                                --------------                            -------------

    Total liabilities                                 287,666                                  293,044
    Stockholders' equity                               29,485                                   28,026
                                                --------------                            -------------
Total liabilities and stockholders' equity           $317,151                                 $321,070
                                                ==============                            =============

Net interest income                                                 $6,715                                    $6,218
                                                                ===========                              ============

Interest rate spread                                                              2.59%                                    2.38%
                                                                             ===========                              ===========

Net yield on interest-earning assets                                              2.94%                                    2.69%

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                                   108.0%                                   107.0%
                                                                             ===========                              ===========


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

                                                           For the nine month ended
                                                  September 30, 1995 vs. September 30, 1996
                                                             Increase (Decrease)
                                                                   Due to
                                         ------------------------------------------------------------
(Dollars in thousands)
                                            Volume          Rate         Rate/Volume       Total
                                         -------------- --------------  -----------------------------
Interest income:
   Securities and other

     interest-earning assets                     (246)          (262)              36          (472)
Mortgage-backed and related securities           (102)            (6)               0          (108)
Loan portfolio                                     148            757               9            914
                                         -------------- --------------  -------------- --------------
    Total interest-earning assets                (200)            489              45            334
                                         -------------- --------------  -------------- --------------


Interest expense:

   Deposits                                         18            134               0            152
   Borrowed funds                                (333)             28            (10)          (315)

                                         -------------- --------------  -------------- --------------
    Total interest-bearing liabilities           (315)            162            (10)          (163)
                                         -------------- --------------  -------------- --------------

Net interest income                                115            327              55            497
                                         -------------- --------------  -------------- --------------




Net Interest Income

         Net interest income for the nine and three month periods ended September 30, 1996, as compared to the same period a year ago, increased 8% and 23% respectively. A reduction in the Company's one-year negative gap position in which interest-bearing liabilities reprice faster than interest-earning assets had a positive effect on increasing the interest rate margin. The one-year negative gap has been reduced to 7% at September 30, 1996, as compared to 18% for the same period last year. During the nine and three month periods ended September 30, 1996, the yield on average interest-earning assets increased 25 basis points and 31 basis points respectively. The percentage of average interest-earning assets to average interest-bearing liabilities increased to 108.1% for the quarter ended September 30, 1996, as compared to 107.6% for the same quarter in 1995.

Provision for Loan Losses

         During the nine month period ended September 30, 1996, the Company had a charge to the allowance for loan losses of $74 thousand consisting of $10 thousand for consumer loans and $64 thousand for loans on single family residential property. The Company added $120 thousand to the provision for loan losses for the nine month period September 30, 1996, bringing the balance up to $783 thousand. Management considers this level to be appropriate based on lending volume, the current level of delinquencies and other nonperforming assets, overall economic conditions and other factors. Future increases to the allowance may be necessary, however, due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors.

Noninterest Income

           During the nine month period ended September 30, 1995, the Company sold $14.7 million in securities and $22.6 million in fixed rate mortgage loans at a gain of $23 thousand and $204 thousand respectively. The proceeds from the 1995 sales were used to repay short-term borrowed funds, and improve the Company's interest rate sensitivity position by reducing its one-year negative gap. The gain on sale of other investments of $46 thousand for the quarter ended September 30, 1996, was the cash liquidation of equity securities. The corporation in which the Company had invested was purchased by a third party and the stock was redeemed. The balance in loss on real estate owned for both periods ended September 30, 1995 and 1996, represents operating expense and further reduction of the carrying amount of foreclosed real estate owned. Management continues to be committed to disposing of these properties in a timely manner. The net other income includes service fees on loans and fee income from the deposit operations. The increase in these fees for the nine month period ended September 30, 1996, as compared to the same period last year was due to several factors. Service fees on sold loans increased due to an increase in volume of loans serviced. Fee income from deposit operations increased due to a more aggressive position in offering checking accounts.

Other Operating Expenses

         The Company continually evaluates the realizability of its unamortized goodwill relating to the 1983 purchase of a savings and loan. During the three month period ended September 30, 1996, this evaluation process indicated that the related branches are continuing to experience decreased profitability that has permanently impaired the goodwill. It is Management's opinion that the impairment of the goodwill can not be reversed based on the Company's long-term strategy for this market area. Due to this permanent impairment the Company recognized a charge-off of impaired goodwill of $3.4 million to non-interest expense during the quarter ended September 30, 1996.

         Pursuant to recently enacted legislation, the FDIC has levied an assessment on institutions with deposits insured by the Savings Association Insurance Fund (the "SAIF") in order to recapitalize the SAIF. The assessment, set by the FDIC at 0.657% of SAIF-insured deposits as of March 31, 1995, will be paid on November 27, 1996. The effect of this assessment was to reduce the Company's net income for the quarter ended September 30, 1996 by $1.8 million. As a result of this legislation, the Company's deposit insurance premiums will decline substantially commencing on January 1, 1997.

         For the nine month period ended September 30, 1996, compensation and related cost increased slightly due to additional new employees and normal cost of living increases for existing employees. Occupancy and equipment expense increased 7.6% during the nine month period ended September 30, 1996, as compared to the same period a year ago. The major part of this increase can be attributed to depreciation and operating cost of the new branch office opened in October 1995. The increase in Federal insurance premium can be attributed to higher premiums. Advertising decreased 14.8% for the period ended September 30, 1996, as compared to the same period last year. The higher advertising cost for the nine month period ended September 30, 1995, was due to promotional campaigns for the introduction of new retail banking products and a more aggressive advertising position. The other operating expense category was up 3.1% for the nine month period ended September 30, 1996, as compared to the same period last year. This was primarily due to normal increases in the purchase of paper, printing and dues.

Income taxes

         The effective tax rates for the nine month periods ended September 30, 1996 and 1995 approximate the statutory rate after giving effect to nontaxable interest, amortization of goodwill and other permanent tax differences.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

     (a) Not applicable

     (b) Not applicable

Item 3.  Defaults Upon Senior Securities

     (a) Not applicable

     (b) Not applicable

Item 4.  Submission of Matters to a Vote of Security-Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit 11.  Computation of Earnings Per Share

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended September
          30, 1996.

EXHIBIT 11

STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

                                                                   Three months ended                     Nine months ended
                                                                      September 30,                         September 30,
                                                                  1996             1995                 1996              1995
                                                             --------------------------------      ---------------------------------

                                                             ================================      =================================

NET INCOME (LOSS)                                              ($4,337,061)         $177,985          ($3,779,098)         $843,885
                                                             ================================      =================================
PRIMARY
Average shares outstanding                                        1,491,698        1,491,698             1,491,698        1,491,698

Net effect of dilutive stock options -- based on the
treasury stock method using average market price                     95,181           92,514                96,141           89,344
                                                             --------------------------------      ---------------------------------


TOTAL                                                             1,586,879        1,580,740             1,587,839        1,581,042
                                                             ================================      =================================



 PER SHARE AMOUNT                                                   ($2.73)            $0.11               ($2.38)            $0.53
                                                             ================================      =================================


FULLY DILUTED
Average shares outstanding                                        1,491,698        1,491,698             1,491,698        1,491,698

Net effect of dilutive stock options -- based on the
treasury stock method using the period-end market
price, if it is dilutive more than 3%.                               95,181           92,514                96,141           89,344
                                                             --------------------------------      ---------------------------------


TOTAL                                                             1,586,879        1,584,212             1,587,839        1,581,042
                                                             ================================      =================================


PER SHARE AMOUNT                                                    ($2.73)            $0.11               ($2.38)            $0.53
                                                             ================================      =================================



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     COOPERATIVE BANKSHARES, INC.

Dated: November 13, 1996             /s/ Frederick Willetts, III
       -----------------             President and Chief Executive Officer
                                     -------------------------------------



Dated: November 13, 1996             /s/ Edward E. Maready
       -----------------             Treasurer and Chief Financial Officer
                                     -------------------------------------