Form 10-K
period 1996-12-31
COOPERATIVE BANKSHARES INC
filed 1997-03-28
CIK 923529

    SECURITIES AND EXCHANGE COMMISSION  SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                          ---------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996   Commission File Number: 0-24626
                                                                     -----------

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Transition Period from _________________ to ________________

                         COOPERATIVE BANKSHARES, INC.
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

            North Carolina                                      56-1886527
---------------------------------------------            ----------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                           Identification No.)

201 Market Street, Wilmington, North Carolina                     28401
---------------------------------------------            ----------------------
(Address of principal executive offices)                        (Zip Code)


     Registrant's telephone number, including area code:   (910) 343-0181
                                                          ----------------

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $1.00 per share
                    ---------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES   X     NO       .
                       -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

As of February 7, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the National Association of Securities Dealers, Inc. Automated Quotation National Market was $21,278,836 (1,037,992 shares at $20.50 per share). For purposes of this calculation, directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are treated as affiliates.

As of February 7, 1997 there were issued and outstanding 1,491,698 shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1996. (Parts I and II)

2. Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part III)

                                    PART I
  ITEM 1.  BUSINESS
  -----------------

  GENERAL

       THE COMPANY. Cooperative Bankshares, Inc. (the "Company") is a registered savings bank holding company incorporated in North Carolina in 1994. The Company was formed for the purpose of serving as the holding company for Cooperative Bank for Savings, Inc., SSB ("Cooperative Bank" or the "Bank"), a North Carolina chartered savings bank. The Company's primary activities consist of holding the stock of Cooperative Bank and operating the business of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Cooperative Bank.

       In December 1993, Cooperative Bank's Board of Directors approved a change in the Bank's fiscal year end from March 31 to December 31. Accordingly, the financial information in this report includes information for the nine-month transition period ended December 31, 1994.

       COOPERATIVE BANK. Cooperative Bank was organized as a North Carolina-chartered building and loan association in 1898. The Bank has been a member of the Federal Home Loan Bank System since 1933 and its deposits have been federally insured since 1940. In August 1991, the Bank converted to a North Carolina-chartered stock savings and loan association and on October 1, 1992, the Bank converted from a North Carolina-chartered savings and loan association to a North Carolina-chartered stock savings bank. The Bank's deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 1996, Cooperative Bank had total assets of $341.3 million, deposits of $278.1 million and stockholders' equity of $25.5 million.

       The Bank is chartered under the laws of the state of North Carolina to engage in general banking business. Cooperative Bank offers a wide range of retail banking services including deposit services, banking cards and alternative investments products. These funds are used for the extension of credit through mortgage loans, savings account loans and other installment credit such as home equity, auto and boat loans and check reserve.

       Cooperative Bank conducts its operations through its main office in Wilmington, North Carolina and 16 offices throughout eastern North Carolina. The Bank's executive offices are located at 201 Market Street, Wilmington, North Carolina 28401 and its telephone number is (910) 343-0181. The Bank considers its primary market for deposits and lending activities to be the communities of eastern North Carolina, extending from the Virginia to the South Carolina borders.

       Since opening its first branch office in 1954, the Bank has pursued a strategy of steady, moderate growth through the promotion of banking services in eastern North Carolina. In 1983, the Bank acquired Seaboard Savings and Loan Association, a state-chartered stock savings association with assets of approximately $60 million and with four offices located in northeastern North Carolina, and thereby extended its market area to the northern border of North Carolina.

  MARKET AREA

       Cooperative Bank considers its primary market area to be the communities of eastern North Carolina extending from the Virginia to the South Carolina borders. The market is generally segmented into the coastal communities and the inland areas. The economies of the coastal communities (concentrated in Dare, Carteret, Currituck, Onslow, Pender, New Hanover and Brunswick Counties) are seasonal and largely dependent on the summer tourism industry. The economy of Wilmington (the largest city in the market area), a historic seaport with a population of approximately 60,000, is also reliant upon summer tourism but is diversified into the chemicals, shipping, aircraft engines, nuclear fuels, and fiber optics industries. Wilmington also serves as a regional retail center. The inland communities served by the Bank (concentrated in Bladen, Brunswick, Columbus, Duplin, Hyde, Martin, Beaufort and Pender Counties) are largely service areas for the agricultural activities in eastern North Carolina.

  LENDING ACTIVITIES

       GENERAL. Cooperative Bank's lending activities are concentrated on the origination of conventional mortgage loans for the purpose of constructing, financing or refinancing one- to four family residential properties. As of December 31, 1996, $258.7 million, or 93.2%, of the Bank's loan portfolio consisted of loans secured by one-to-four family residential properties. At that date, approximately 96.0% of the Bank's total loan portfolio consisted of loans secured by residential real estate. To a lesser extent, the Bank originates multi-family and nonresidential real estate loans, home equity lines of credit loans and consumer loans. While continuing to place primary emphasis on residential mortgage loans, the Bank has recently reactivated its nonresidential real estate lending, involving loans secured by small commercial properties with balances generally ranging from $100,000 to $500,000. See " -- Loans Secured by Nonresidential Real Estate." The Bank's primary emphasis is to originate adjustable rate loans with the fixed rate loan as an option. As of December 31, 1996, before the loan loss reserve, adjustable rate loans totaled $182.8 million, or 69.2%, and fixed rate loans totaled $81.3 million, or 30.8%, of the Bank's total net loan portfolio.

       ANALYSIS OF LOAN PORTFOLIO. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated.



                                                       At December 31,                                   At March 31,
                                    -------------------------------------------------------  --------------------------------------
                                          1996               1995               1994                1994                1993
                                    -----------------  -----------------  -----------------  ------------------  ------------------
                                     Amount      %      Amount      %      Amount      %      Amount       %      Amount       %
                                    --------  -------  --------  -------  --------  -------  ---------  -------  ---------  -------
                                                                       (Dollars in thousands)
Mortgage loans secured by real
 estate:
  1-4 family residential
   properties.....................  $226,765   86.12%  $203,577   87.00%  $208,510   86.81%   $186,165   86.39%   $180,277   87.75%
  Multi-family (5 or more)
   residential
    properties....................     4,959    1.88      5,185    2.21      5,216    2.17       4,350    2.02       3,958    1.93
  Nonresidential property.........     5,205    1.98      7,145    3.05      5,446    2.27       6,956    3.23       7,653    3.73
  1-4 family residential
   properties under
    construction..................    23,152    8.79     17,684    7.56     28,962   12.06      26,441   12.27      15,841    7.71
  Multi-family (5 or more)
   residential property
    under construction............       267     .10         --      --         --      --          --      --          --      --
  Nonresidential properties under
   construction...................       752     .29        698     .30        250     .10         370     .17         500     .24

Installment loans secured by real
 estate:
  1-4 family residential
   properties (1).................     8,820    3.35%     5,368    2.29      5,355    2.23       4,839    2.24       4,635    2.25
  Multi-family (5 or more)
   residential properties.........       212     .08         --      --         --      --          --      --          --      --
  Nonresidential property.........       475     .18         --      --         --      --          --      --          --      --
  1-4 family residential
   properties under
    construction..................        --      --         --      --         --      --          --      --          --      --
  Multi-family (5 or more)
   residential property
    under construction............     2,400     .91         --      --         --      --          --      --          --      --

Consumer loans, secured and
 unsecured........................     3,564    1.35      3,351    1.43      1,593     .66       1,428     .66       1,453     .71
Business loans, secured and
 unsecured........................       510     .19         --      --         --      --          --      --          --      --
Business and consumer loans,
 secured and unsecured
  under construction..............       525     .20         --      --         --      --          --      --          --      --
                                    --------  ------   --------  ------   --------  ------    --------  ------    --------  ------
       Total loans................   277,606  105.42    243,008  103.84    255,332  106.30     230,549  106.98     214,317  104.32

Less:
  Undisbursed portion of
   construction loans.............    12,205    4.63      6,958    2.97     12,830    5.34      12,954    6.01       7,107    3.47
  Discounts and other.............     1,281     .49      1,305     .56      1,571     .65       1,361     .63       1,057     .51
  Loan loss reserve...............       807     .30        737     .31        737     .31         737     .34         707     .34
                                    --------  ------   --------  ------   --------  ------    --------  ------    --------  ------
      Total.......................  $263,313  100.00%  $234,008  100.00%  $240,194  100.00%   $215,497  100.00%   $205,446  100.00%
                                    ========  ======   ========  ======   ========  ======    ========  ======    ========  ======

--------------------
(1)  Includes residential 1-4 family home equity loans.

  RESIDENTIAL REAL ESTATE LOANS. The Bank's primary lending activity consists of the origination of one-to four family residential mortgage loans secured by property located in its market area. While a majority of the Bank's residential real estate loans are secured by owner-occupied primary residences, the Bank's portfolio also includes some second home and investor properties. The Bank also originates residential lot loans secured by vacant lots located in approved subdivisions.

  The Bank's loan originations are generally for a term of 15 to 30 years, amortized on a monthly basis, with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option.

  The Bank has offered adjustable rate mortgage loans ("ARMs") since 1979 and presently offers one year ARMs with rate adjustments tied to prime or the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of one year. The Bank offers introductory interest rates on ARMs which are not fully indexed. The interest rates on these loans generally include a cap of 2% per adjustment and 6% over the life of the loan. The Bank's underwriting policies require that the borrower qualify for an ARM at the fully indexed rate. While the proportion of fixed and adjustable rate loan originations in the Bank's portfolio largely depends on the level of interest rates, the Bank has strongly emphasized ARMs in recent years and has been relatively successful in maintaining the level of one year ARM originations even during periods of declining interest rates. In addition to the one year ARM, the Bank offers 3/1 and 5/1 ARM products. These loans adjust annually after the end of the first three or five year period. A non-conforming fixed rate loan is offered at a rate that is 1/2% higher than the conforming fixed rate loan. A "Low Doc" program is available for the non-conforming loans.

  Cooperative Bank also originates 15 to 30 year fixed rate mortgage loans on one- to four-family units. The Bank generally charges a higher interest rate on such loans if the property is not owner-occupied. The majority of fixed rate loans are underwritten according to Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA") guidelines, so that the loans qualify for sale in the secondary market. The Bank has sold fixed rate loans in the secondary market from time to time when such sales were consistent with the Bank's liquidity and asset/liability goals.

  The Bank actively lends on the security of properties located in the Outer Banks region of North Carolina. This region's economic base is seasonal and driven by beach tourism, and a large number of the loans made by the Bank in this area are secured by vacation rental properties. These loans are inherently more risky than loans secured by the borrower's permanent residence, since the borrower is typically dependent upon rental income to meet debt service requirements, and repayment is therefore subject to a greater extent to adverse economic, weather and other conditions affecting vacation rentals. Management seeks to minimize these risks by employing what it believes are conservative underwriting criteria.

  The Bank's lending policies generally limit the maximum loan-to-value ratio on conventional residential mortgage loans to 95% of the lesser of the appraised value or purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios in excess of 80%.

  Cooperative Bank also originates loans secured by multi-family properties. At December 31, 1996, the Bank had $7.8 million of such loans, representing 2.8% of its mortgage loan portfolio. These loans are primarily secured by apartment buildings located in the Bank's market area.

  CONSTRUCTION LOANS. The Bank originates loans to finance the construction of one- to four and multi-family dwellings, housing developments and condominiums. Construction loans amounted to approximately $27.1 million, or 9.8%, of the Bank's total loan portfolio at December 31, 1996. In recent years, the Bank has emphasized the origination of construction loans in response to the significant demand for such loans by borrowers engaged in building and development activities in the growing communities of its market area. Substantially all of the Bank's construction loans are structured to be converted to permanent loans at the end of the construction phase. At the time the loan is converted to a permanent loan and assumed by the ultimate purchaser, the Bank underwrites the creditworthiness of the ultimate purchaser prior to approving the assumption, when the original borrower is released from liability. Construction/permanent loans have either fixed or adjustable rates and have terms of up to 30 years. Occasionally, the Bank will make short term construction loans which have fixed rates and terms of up to 12 months. These loans are generally made in amounts up to 80% of appraised value. Loan proceeds generally are disbursed in increments as construction progresses and as inspections warrant.

  Construction loans afford the Bank the opportunity to increase the interest rate sensitivity of its loan portfolio. The Bank's risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property's value at completion of construction and the bid price (including interest) of construction. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment.

  The Bank's underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, the Bank considers the reputation of the borrower and the contractor, the amount of the borrower's equity in the project, independent valuations and reviews of cost estimates, pre-construction sale and leasing information, and cash flow projections of the borrower. In addition, the Bank reviews the builder's current financial reports, tax returns, credit reports and, if the builder has not previously borrowed from Cooperative Bank, credit references. The Bank only makes construction loans within its primary market area.

  The Bank has in the past originated loans for the acquisition and development of unimproved property to be used for residential purposes. Land development lending is generally considered to involve a higher level of credit risk than one- to four family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects.

  The following table sets forth certain information as of December 31, 1996 regarding the dollar amount of construction loans secured by real estate and real estate mortgage loans maturing in the Bank's portfolio based on their contractual terms to maturity. The majority of these loans have provisions to convert to permanent loans upon completion of construction. For further information, see Note 5 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 1996 (the "Annual Report").

                                          Due During the
                                            Year Ended
                                           December 31,
                                               1997
                                          ---------------
                                           (In thousands)
  Real estate - construction
  Residential...........................         $25,819
  Nonresidential........................             752
  Business and Industrial...............             525
                                                 -------
     Total..............................         $27,096
                                                 =======

  LOANS SECURED BY NONRESIDENTIAL REAL ESTATE. Loans secured by nonresidential real estate constituted approximately $6.4 million, or 2.3%. of the Bank's total mortgage loans at December 31, 1996. The Bank originates both construction loans and permanent loans on nonresidential properties. Nonresidential real estate loans are generally made in amounts up to 75% of the lesser of appraised value or purchase price of the property and have generally been made in amounts under $2.0 million. The Bank's permanent nonresidential real estate loans are secured by improved property such as office buildings, retail centers, warehouses, and other types of buildings located in the Bank's primary market area. Nonresidential real estate loans are either fixed or variable rate. The variable rate loans have interest rates tied to prime or the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of one year.

  Loans secured by nonresidential properties are generally larger and involve greater risks than residential mortgage loans. Because payments on loans secured by nonresidential properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of its nonresidential real estate loans, generally restricting such loans to its primary market area and attempting to employ conservative underwriting criteria.

  CONSUMER LENDING. At December 31, 1996, the Bank's consumer loan portfolio totaled approximately $3.6 million, representing 1.3% of the Bank's total net loans receivable. Approximately $2.3 million was secured by the borrower's savings deposits. Other consumer loans including automobile, home improvement, boat and personal loans totaled approximately $1.3 million as of December 31, 1996. The Bank also offers home equity loans, which are made for terms of up to 15 years at adjustable interest rates. As of December 31, 1996, the Bank's home equity loan portfolio totaled approximately $6.1 million, representing 2.2% of its total loans receivable.

  Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.
Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral.

  NON-REAL ESTATE BUSINESS LENDING. In late 1996, the Bank initiated a program for originating loans to small businesses in the Bank's market area which are secured by various forms of non-real estate collateral or are unsecured. At December 31, 1996, shortly following commencement of the program, these loans totaled approximately $1.0 million, approximately $250,000 of which are unsecured loans and the remainder of which are secured by various forms of collateral, including savings accounts with the Bank. Management of Cooperative Bank believes that these loans are attractive to the Bank in light of the typically higher interest rate yields associated with them and the opportunity they present for expanding the Bank's relationships with existing customers and developing broader relationships with new customers. Accordingly, the Bank plans to actively pursue this type of lending in the future in an effort to maintain a profitable spread between the Bank's average loan yield and its cost of funds.

  Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Management of Cooperative Bank will seek to minimize these risks as the Bank's commercial business loan portfolio grows by attempting to employ conservative underwriting criteria.

  LOAN SOLICITATION AND PROCESSING. Loan originations are derived from a number of sources, including "walk-in" customers at the Bank's offices and solicitations by Cooperative Bank employees. The Bank also has agreements with third party solicitors who provide loan applications to the Bank.

  Loan applications are accepted at all full-service branches, and are reviewed by a loan officer or branch manager. Upon receipt of a loan application, central processing orders a credit report and verifications to verify specific information relating to the applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an internal appraiser or an outside appraiser approved by the Bank. In the case of "Low Doc" loans a tax evaluation is acceptable.

  Loan authorities and limits have been delegated by the Board of Directors to a group of senior officers who function as the loan committee, except for consumer loans, which may be approved by branch loan officers. Any loan exceeding $700,000 is approved by the Bank's Board of Directors. Fire and casualty insurance is required on all loans secured by improved real estate.

  ORIGINATIONS, PURCHASES, AND SALES OF MORTGAGE LOANS. The Bank's general policy is to originate loans under terms, conditions and documentation which permit sale to the FHLMC, FNMA or private investors in the secondary market. The Bank has from time to time sold fixed rate, long term mortgage loans in the secondary market to meet liquidity requirements or as part of the asset/liability management program. In connection with such sales, the Bank generally retains the servicing of the loans (i.e., collection of principal and interest payments), for which it generally receives a fee payable monthly of up to 3/8% per annum of the unpaid balance of each loan. As of December 31, 1996, the Bank was servicing approximately 1,700 loans for others aggregating approximately $63 million.

  The Bank does not generally purchase loans, and purchased no loans during the last three fiscal years.

  LOAN COMMITMENTS. The Bank issues loan origination commitments to qualified borrowers primarily for the construction and purchase of residential real estate. Such commitments are made on specified terms and conditions and are typically for terms of up to 30 days. A non-refundable appraisal, flood certificate and credit report fee is collected at the time of application. Management estimates that historically, less than 20% of such commitments expire unfunded. At December 31, 1996, the Bank had outstanding loan origination commitments of approximately $12.9 million. For further information, see Note 5 of Notes to Consolidated Financial Statements included in the Annual Report.

  LOAN ORIGINATION AND OTHER FEES. In addition to receiving interest at the stated rate on loans, the Bank receives loan origination fees or "points" for originating loans. Origination fees generally are calculated as a percentage of the principal amount of the mortgage loan and are charged to the borrower for creation of the loan account. Loan-origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the contractual life of the related loan.

  Loan origination and commitment fees are volatile sources of funds. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in mortgage markets, which in turn respond to the demand for and availability of money.

  The Bank also recognizes other fees and service charges on loans. Other fees and service charges consist of late fees, fees collected with a change in borrower or other loan modifications.

  DELINQUENCIES. The Bank's collection procedures provide that when a loan is 30 days past due, the borrower is contacted by mail, and payment is requested. If the delinquency continues, subsequent efforts are made to contact the
borrower.   If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates legal proceedings. At December 31, 1996, the Bank owned approximately $42,000, net of valuation reserves, of property acquired as the result of foreclosure or by deed in lieu of foreclosure and classified as "real estate owned."

  NON-PERFORMING ASSETS AND ASSET CLASSIFICATION. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. As of

December 31, 1996, the Bank had seven single family loans in non-accrual status totaling $787,000. Subsequent to December 31, 1996, three of these loans were brought current and transferred to a new borrower, reducing the balance of non-accrual loans to approximately $475,000.

  Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance plus unpaid accrued interest of the related loan or its fair value. Any required write-down of the loan to its fair market value is charged to the allowance for loan losses. At December 31, 1996, the Bank had 12 loans in the process of foreclosure and/or bankruptcy with a principal balance of approximately $731,000.

  The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated. During the periods shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15.

                                                At December 31,        At March 31,
                                          --------------------------  ---------------
                                           1996      1995     1994     1994    1993
                                          -------  --------  -------  ------  -------
                                                    (Dollars in thousands)
Non-accruing loans:
  Residential real estate...............  $  787     $ 242    $  --   $  --       --

Accruing loans which are contractually
  past due 90 days or more:
  Real Estate:
    Residential.........................     657       198       29      44       88
    Nonresidential......................       8         3        1      --       12
                                          ------     -----    -----   -----   ------
       Total............................  $1,452     $ 443    $  30   $  44   $  100
                                          ======     =====    =====   =====   ======
Percentage of total loans...............     .52%      .18%     .01%    .02%     .05%
                                          ======     =====    =====   =====   ======
Other non-performing assets (1).........  $   42     $ 329    $ 462   $ 898   $2,536
                                          ======     =====    =====   =====   ======
Non-performing assets to total assets...     .02%      .25%     .15%    .30%     .86%
                                          ======     =====    =====   =====   ======

-------------
(1) Other non-performing assets represents property acquired by the Bank through foreclosure or repossession. This property is carried at fair value less estimated costs of sale.

  Except as set forth above, the Bank had no loans which were not classified as non-accrual, 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of borrowers to comply with repayment terms. For further information, see Note 1d of Notes to Consolidated Financial Statements in the Annual Report.

  ALLOWANCE FOR LOAN LOSSES. In establishing the appropriate levels for the provision and the allowance for possible loan losses, management considers a variety of factors, in addition to the fact that an inherent risk of loss always exists in the lending process. Consideration is given to, among other things, the current and future impact of economic conditions, the diversification of the loan portfolio, historical loss experience, the review of loans by the loan review personnel, the individual borrower's financial and managerial strengths, and the adequacy of underlying collateral. Consideration is also given to examinations performed by regulatory authorities and the Bank's independent certified public accountants.

  The following table analyzes activity in the Bank's allowance for possible loan losses for the periods indicated.


                                   Year Ended        Nine Months       Years Ended
                                  December 31,          Ended            March 31,
                             ---------------------   December 31,   --------------------
                                1996       1995          1994          1994      1993
                             ---------   ---------   ------------   ---------   --------
                                                (Dollars in thousands)

Balance at beginning of
 period....................    $ 737       $ 737          $ 737       $ 707       $ 682
Provision for possible
 loan losses...............      156           3             --          30         140
Loans charged-off..........       86           3             --          --         115
                               -----       -----          -----       -----       -----
Balance at end of period...    $ 807       $ 737          $ 737       $ 737       $ 707
                               =====       =====          =====       =====       =====

Ratio of net charge-offs
 to average loans
 outstanding during the
 period....................      .03%       .001%            --%         --%        .05%
                               =====       =====          =====       =====       =====

Ratio of loan loss reserve
 to total loans............      .29%        .31%           .31%        .34%        .33%
                               =====       =====          =====       =====       =====


  Management believes that it has established the Bank's existing allowance for loan losses in accordance with generally accepted accounting principles. Additions to the allowance may be necessary, however, due to changes in economic conditions, real estate market values, growth in the portfolio, and other factors. In addition, bank regulators may require Cooperative Bank to make additional provisions for losses in the course of their examinations based on their judgments as to the value of the Bank's assets.

  INVESTMENT ACTIVITIES. The Bank is required under applicable regulations to maintain liquid assets equal to at least 10% of its total assets. For purposes of this requirement, liquid assets consist of cash and readily marketable investments. Cooperative Bank has generally maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities.

  The following table sets forth the carrying value of the Bank's investment portfolio at the dates indicated. For additional information regarding the Bank's investments, see Notes 2 and 3 of Notes to Consolidated Financial Statements in the Annual Report.


                                                         At December 31,
                                                    -------------------------
                                                     1996     1995     1994
                                                    -------  -------  -------
                                                         (In thousands)

Interest-bearing deposits.........................  $ 9,084  $ 8,203  $   586
Securities:
  Available for sale - at estimated market value..    5,946       --   13,766
  Held to maturity................................   21,054   21,063   21,073
Mortgage-backed and related securities:
  Available for sale - at estimated market value..   28,825   30,907   16,876
  Held to maturity................................       --       --   14,781
                                                    -------  -------  -------
      Total.......................................  $64,909  $60,173  $67,082
                                                    =======  =======  =======

  From time to time, the Bank purchases mortgage-backed and related securities guaranteed by the FHLMC, the Government National Mortgage Association ("GNMA") or the FNMA. FHLMC and FNMA mortgage-backed securities are participation certificates issued and guaranteed by the FHLMC or the FNMA which represent interests in pools of conventional mortgages originated by savings institutions. GNMA mortgage-backed securities are participation certificates issued and guaranteed by the GNMA which represent interests in pools of mortgages insured by the Federal Housing Administration or partially guaranteed by the Veterans Administration. GNMA obligations are backed by the full faith and credit of the United States. At December 31, 1996, the Bank held mortgage-backed securities, classified as available for sale, with an amortized cost of approximately $29.4 million, which represented 8.6% of the Bank's total assets. At that date, the estimated aggregate market value and carrying value of the mortgage-backed securities was $28.8 million. Mortgage-backed securities increase the quality of the Bank's assets by virtue of the insurance and guarantees that back them, their greater degree of liquidity over individual mortgage loans, and their capacity to be used to collateralize borrowings or other obligations of the Bank. However, a portion of the Bank's mortgage-backed securities are long term, fixed rate instruments and, in a rising interest rate environment, the market value of such securities will decline. For further information regarding the Bank's mortgage-backed securities portfolio, see "Management's Discussion & Analysis" and Note 3 of Notes to Consolidated Financial Statements in the Annual Report.

  The Bank also invests in collateralized mortgage obligations ("CMOs"), which are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. Cooperative Bank invests in these securities as an alternative to mortgage loans or mortgage-backed securities. See "Management's Discussion & Analysis -- Liquidity" in the Annual Report.

  Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that all investments in debt securities and in equity securities that have readily determinable fair values be classified into three categories. Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at amortized cost. Debt and equity securities that are held principally to be sold in the near term are classified as trading securities and are carried at market value. All other securities are classified as available for sale and are carried at market value. Unrealized holding gains and losses for available for sale securities are reported as a separate component of stockholders' equity, net of related taxes.

  For additional information regarding the Bank's investments, see Notes 2 and 3 of Notes to Consolidated Financial Statements in the Annual Report.

  The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment portfolio at December 31, 1996.



                                One Year           One to               Five to          More than           Total Investment
                                or Less          Five Years           Ten Years          Ten Years               Portfolio
                            ---------------- ------------------   ------------------  ------------------  --------------------------
                            Carrying Average  Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Market  Average
                             Value    Yield    Value     Yield     Value     Yield     Value     Yield     Value     Value   Yield
                            -------- -------- --------  --------  --------  --------  --------  --------  --------  ------- --------

                                                                    (Dollars in thousands)

Interest-bearing deposits. .  $9,084    5.20%   $   --       --%   $    --       --%   $    --       --%   $ 9,084  $ 9,084    5.20%


U.S. government and
  agency securities:
  Available for sale...... .      --      --     5,946     6.12         --       --         --       --      5,946    5,946    6.12
  Held to maturity........ .      --      --        --       --     16,054     5.31      5,000     6.21     21,054   19,706    5.53
Mortgage-backed and related
  securities:
  Available for sale...... .      --      --     2,575     6.52         --       --     26,250     6.77     28,825   28,825    6.75
  Held to maturity........ .      --      --        --       --         --       --         --       --         --       --      --
                            --------          --------            --------            --------             -------  -------
      Total............... .  $9,084    5.20%   $8,521     6.24%   $16,054     5.31%   $31,250     6.68%   $64,909  $63,561    6.08%
                            ========          ========            ========            ========             =======  =======

SUBSIDIARY ACTIVITIES

  As a North Carolina-chartered savings bank, the Bank is authorized to invest up to 10% of its assets in subsidiary or service corporations engaged in activities that are permissible to subsidiaries of federal savings associations. Currently, subsidiaries of state-chartered savings banks generally may not engage as principal in any activity that is not permissible for a subsidiary of a national bank unless the FDIC determines that the activities do not pose a significant risk to the appropriate insurance fund and the bank complies with all applicable capital requirements.

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

  GENERAL. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, Cooperative Bank derives funds from interest payments, loan principal repayments, borrowed funds and funds provided by operations. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short term basis to compensate for reductions in the
availability of funds from other sources.   The Bank intends to fund its
activities primarily through deposits.

  DEPOSITS. Deposits are attracted from within the Bank's primary market area through the offering of a broad selection of deposit instruments including checking, savings, money market deposit, and term certificate accounts (including negotiated jumbo certificates in denominations of $100,000 or more) as well as individual retirement plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank does not obtain funds through brokers, nor does it actively solicit funds outside of its primary market area. For the various types of deposit accounts offered by the Bank and the balances in these accounts at December 31, 1996, see Note 7 of Notes to Consolidated Financial Statements in the Annual Report.

  BORROWINGS. Deposits are the primary source of funds for Cooperative Bank's lending and investment activities and for its general business purposes. If the need arises, the Bank may obtain advances from the FHLB of Atlanta to supplement its supply of loanable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a portion of the Bank's first mortgage loans. The Bank has utilized FHLB advances in recent periods in order to meet a larger than typical loan demand in the Bank's market area.

  The FHLB of Atlanta functions as a central reserve bank providing credit for the Bank and other member savings associations and financial institutions. As a member, Cooperative Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's net worth or on the FHLB's assessment of the institution's creditworthiness.

  From time to time the Bank has borrowed funds under reverse repurchase agreements and dollar rolls. Under a reverse repurchase agreement, the Bank sells securities (generally government securities, mortgage-backed certificates and FHLMC participation certificates) and agrees to repurchase them (or substantially identical securities) at a specified price at a later date. Reverse repurchase agreements are generally for terms of one week to one month, are subject to renewal, and are deemed to be borrowings collateralized by the securities sold. Generally, the cost of borrowed funds using reverse repurchase agreements is less expensive than other borrowings with comparable terms. Cooperative Bank had no reverse repurchase agreements or dollar rolls outstanding during the fiscal year ended December 31, 1996. All reverse repurchase agreements are contracted with registered broker-dealers. The dollar rolls used by the Bank closely resemble reverse repurchase agreements, except that with dollar rolls, the Bank agrees to repurchase securities similar to the securities sold, rather than the same securities, as with reverse repurchase agreements.

  For further information regarding the Bank's borrowings, see Note 8 of Notes to Consolidated Financial Statements in the Annual Report.

  The following tables set forth certain information regarding short term borrowings by the Bank at the end of and during the periods indicated:

                                                       During the            During the
                                                       Year Ended            Nine Months
                                                       December 31,            Ended
                                                    ---------------------   December 31,
                                                       1996        1995        1994
                                                    -----------  --------  -------------
                                                           (Dollars in thousands)

Maximum amount of short-term borrowings
  outstanding at any month end:
  Securities sold under agreements to repurchase..     $    --   $ 9,000      $26,322
  FHLB advances...................................      35,145    27,000       22,000

Approximate average short-term borrowings
  outstanding with respect to:
  Securities sold under agreements to repurchase..          --     1,446       14,163
  FHLB advances...................................      14,839     9,468       14,365

Approximate weighted average rate paid on:
  Securities sold under agreements to repurchase..          --      5.65%        3.37%
  FHLB advances...................................        6.47%     6.25%        3.85%


COMPETITION

  Cooperative Bank encounters strong competition both in the attraction of deposits and in the making of real estate and other loans. Its most direct competition for deposits has historically come from financial institutions in its market area. Competition for deposits is also realized from brokerage firms and credit unions. The Bank competes for deposits by offering depositors competitive rates and a high level of personal service together with a wide range of banking products and convenient office locations.

  Competition for real estate and other loans comes principally from financial institutions and mortgage companies. The Bank competes for loans primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers. Factors which affect competition include the general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

EMPLOYEES

  At December 31, 1996, the Bank had 111 full-time employees and five part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees to be good.

EXECUTIVE OFFICERS

  At December 31, 1996, the executive officers of the Bank who were not also directors were as follows:

                                          Age at
               Name                  December 31, 1996                     Position
-----------------------------------  -----------------  ----------------------------------------------

Daniel W. Eller                            54           Senior Vice President and Corporate Secretary

Edward E. Maready                          55           Senior Vice President and Treasurer, Principal
 Financial and Accounting Officer

Eric R. Gray                               54           Senior Vice President of Mortgage Lending

O.C. Burrell, Jr.                          48           Senior Vice President of Retail Banking


  DANIEL W. ELLER was employed by the Bank in 1979 and served as the Administrative Vice President until 1993, at which time he was appointed Senior Vice President and Corporate Secretary. He is a member of the Board of the Lower Cape Fear Water & Sewer Authority and has served on the boards of the Southeastern Economic Development Commission, Downtown Area Revitalization Effort (DARE), New Hanover County Recreation Advisory Committee, Cape Fear Area United Way, and past president of Crimestoppers of New Hanover County. He also is past president of the Wilmington Civitan Club and past chairman of the Board of Child Development Center.

  EDWARD E. MAREADY was employed by the Bank in 1977.  He served as Controller
and Treasurer from 1977 until 1993.   In 1993, Mr. Maready was appointed Senior
Vice President and Treasurer. He is a member of the Financial Managers' Society, Inc. and serves as a member of various civic committees.

  ERIC R. GRAY was employed by the Bank in 1971. He served as Vice President of Mortgage Lending from 1984 until 1993, at which time he was elected Senior Vice President of Mortgage Lending. He is past director of the Mortgage Banker's Association of Wilmington, North Carolina, current member and past president and director of the Wilmington East Rotary Club, and current member of the Single Family FNMA/FHLMC of MBAC.

  O. C. BURRELL, JR. was employed in May 1993 as Senior Vice President of Retail Banking. Mr. Burrell has been in the banking industry since 1970 and has served in leadership capacities in various civic and professional organizations. He is active in the Wilmington Rotary Club and serves as a director of the Child Development Center and a member of the Consumer Lending Committee of the North Carolina Bankers Association.

                                    REGULATION

  GENERAL. As a North Carolina savings bank with deposits insured by the SAIF, Cooperative Bank is subject to extensive regulation by the Administrator of the North Carolina Savings Banks Division (the "Administrator") and the FDIC. The Company is also subject to extensive regulation under federal and state law. The lending activities and other investments of Cooperative Bank must comply with various federal regulatory requirements. The Administrator and the FDIC periodically examine Cooperative Bank for compliance with various regulatory requirements. The Bank must file reports with the Administrator and the FDIC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

  The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. A number of other statutes and regulations have an impact on their operations. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

  BANK HOLDING COMPANY REGULATION. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act") and, as such, is subject to supervision and regulation by the Federal Reserve Board. As a bank holding company, the Company is required to furnish to the Federal Reserve Board annual and quarterly reports of its operations at the end of each period and to furnish such additional information as the Federal Reserve Board may require pursuant to the Holding Company Act. The Company is also subject to regular examination by the Federal Reserve Board. In addition, as a savings institution holding company, the Company is subject to supervision by the Administrator under North Carolina law.

  Under the Holding Company Act, a bank holding company must obtain the prior approval of the Federal Reserve Board before (1) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. In addition to the above restrictions under the Holding Company Act, the Company's investments are limited under North Carolina law to those investments permitted for North Carolina savings banks. See " -- State Law and Regulation."

  The Holding Company Act prohibits the Federal Reserve Board from approving an application by a bank holding company to acquire voting shares of a bank located outside the state in which the operations of the holding company's bank subsidiaries are principally conducted, unless such an acquisition is specifically authorized by state law. The State of North Carolina has enacted reciprocal interstate banking statutes that authorize banks and their holding companies in North Carolina to be acquired by banks or their holding companies in states that have also enacted reciprocal banking legislation, and permit North Carolina banks and their holding companies to acquire banks in such other states.

  Under the Holding Company Act, any company must obtain approval of the Federal Reserve Board prior to acquiring control of the Company or the Bank. For purposes of the Holding Company Act, "control" is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank.

  The Change in Bank Control Act and the regulations of the Federal Reserve Board thereunder require any person or persons acting in concert (except for companies required to make application under the Holding Company Act), to file a written notice with the Federal Reserve Board before such person or persons may acquire control of the Company or the Bank. The Change in Bank Control Act defines "control" as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank.

  The Holding Company Act also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The activities of the Company are subject to these legal and regulatory limitations under the Holding Company Act and the Federal Reserve Board's regulations thereunder. Notwithstanding the Federal Reserve Board's prior approval of specific nonbanking activities, the Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

  The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See " -- Capital Requirements."

  The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality, and overall financial condition.

  Bank holding companies generally are required to give the Federal Reserve Board notice of any purchase or redemption of outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve Board order, directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The requirement to receive prior Federal Reserve Board approval for such purchases or redemption does not apply to bank holding companies that are "well-capitalized," received one of the two highest examination ratings at their last examination and are not the subject of any unresolved supervisory issues.

  CAPITAL REQUIREMENTS. The regulations of the Federal Reserve Board and the FDIC require bank holding companies and state-chartered banks that are not members of the Federal Reserve System to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets of 3%. Although setting a minimum 3% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is 3% plus an additional "cushion" amount of at least 100 to 200 basis points. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the Federal Reserve Board has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal rights, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than certain purchased mortgage servicing rights and purchased credit card receivables), minus identified losses and minus investments in certain subsidiaries. As a SAIF-insured, state-chartered bank, the Bank must also deduct from Tier 1 capital an amount equal to its investments in, and extensions of credit to, subsidiaries engaged in activities that are not permissible to national banks, other than debt and equity investments in subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities or in subsidiary depository institutions or their holding companies.

  The risk-based capital rules of the Federal Reserve Board and the FDIC require bank holding companies and state non-member banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain purchased mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock.

  The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets.

  The risk-based capital regulations require all banks and bank holding companies to maintain a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 4% as core capital. For the purpose of calculating these ratios: (i) supplementary capital will be limited to no more than 100% of core capital; and (ii) the aggregate amount of certain types of supplementary capital will be limited. In addition, the risk-based capital regulations limit the allowance for loan losses includable as capital to 1.25% of total risk-weighted assets.

  The federal bank regulatory agencies, including the Federal Reserve Board and the FDIC, have revised their risk-based capital requirements to ensure that such requirements provide for explicit consideration by commercial banks of interest rate risk. Under these requirements, a bank's interest rate risk exposure is quantified using either the measurement system set forth in the rule or the bank's internal model for measuring such exposure, if such model is determined to be adequate by the bank's examiner. If the dollar amount of a bank's interest rate risk exposure, as measured under either measurement system, exceeds 1% of the bank's total assets, the bank is required to hold additional capital equal to the dollar amount of the excess. Management of the Bank does not believe that this interest rate risk component will have an adverse effect on the Bank's capital.

  Under North Carolina law, savings banks must maintain a net worth of not less than 5% of assets. In computing its compliance with this requirement, the savings bank must deduct intangible assets from both net worth and assets.

  The Bank was in compliance with both the FDIC capital requirements and the North Carolina net worth requirement at December 31, 1996.

  LIQUIDITY. North Carolina savings banks must maintain cash and readily marketable investments in an amount not less than 10% of the assets of the savings banks. The Bank was in compliance with this requirement at December 31, 1996.

  PROMPT CORRECTIVE REGULATORY ACTION. The federal banking regulators are required under applicable law to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements including a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of business. A significantly undercapitalized institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. If an institution's ratio of tangible capital to total assets falls below a level established by the appropriate federal banking regulator, which may not be less than 2% nor more than 65% of the minimum tangible capital level otherwise required (the "critical capital level"), the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund.

  The federal banking regulators measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its qualifying total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its Tier 1 capital to risk-weighted assets) and leverage ratio (the ratio of its Tier 1 capital to adjusted total assets). Under the regulations, a savings bank that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" institution is an institution that does not meet the definition of well capitalized and has:
(i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the institution has a composite 1 CAMEL rating). An "undercapitalized institution" is an institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as an institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. For purposes of the prompt corrective action regulations, tangible equity is equivalent to Tier 1 capital plus outstanding cumulative perpetual preferred stock (and related surplus) minus all intangible assets other than certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category if the FDIC determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category.

  COMMUNITY REINVESTMENT ACT. The Bank, like other financial institutions, is subject to the Community Reinvestment Act ("CRA"). The purpose of the CRA is to encourage financial institutions to help meet the credit needs of their entire communities, including the needs of low-and moderate-income neighborhoods. During the Bank's last compliance examination, the Bank received a "satisfactory" rating with respect to CRA compliance. The Bank's rating with respect to CRA compliance would be a factor to be considered by the Federal Reserve Board and the FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and, if such rating was less than "satisfactory," could result in the denial of such applications.

  The federal banking regulatory agencies have issued a revision of the CRA regulations, which became effective on January 1, 1996, to implement a new evaluation system that rates institutions based on their actual performance in meeting community credit needs. Under the regulations, a bank will first be evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the savings bank will be given a rating of either "outstanding," "high satisfactory," "low satisfactory," "needs to improve," or "substantial non-compliance." A set of criteria for each rating has been developed and is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantitative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to its service area should be considered. The ratings received under the three tests will be used to determine the overall composite CRA rating. The composite ratings will be the same as those that are currently given: "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance."

  DIVIDEND LIMITATIONS. The Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form.

  Earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See "Taxation." The Bank intends to make full use of this favorable tax treatment and does not contemplate use of any earnings in a manner which would limit the Bank's bad debt deduction or create federal tax liabilities.

  Under applicable regulations, the Bank is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%.

  DEPOSIT INSURANCE. The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rate for SAIF members had ranged from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C while assessments for over 90% of members of the Bank Insurance Fund ("BIF") had been the statutory minimum of $2,000. Recently enacted legislation provided for a one-time assessment of 65.7 basis points of insured deposits as of March 31, 1995, that fully capitalized the SAIF and had the effect of reducing future SAIF assessments. Accordingly, although the special assessment resulted in a one-time charge to the Bank of approximately $1.8 million pre-tax, the recapitalization of the SAIF had the effect of reducing the Bank's future deposit insurance premiums to the SAIF. Under the recently enacted legislation, both BIF and SAIF members will be assessed an amount for the Financing Corporation Bond payments. BIF members will be assessed approximately 1.3 basis points while the SAIF rate will be approximately 6.4 basis points until January 1, 2000. At that time, BIF and SAIF members will begin pro rata sharing of the payment at an expected rate of
2.43 basis points.

  RESTRICTIONS ON CERTAIN ACTIVITIES. Under applicable law, state-chartered banks with deposits insured by the FDIC are generally prohibited from acquiring or retaining any equity investment of a type or in an amount that is not permissible for a national bank. The foregoing limitation, however, does not prohibit FDIC-insured state banks from acquiring or retaining an equity investment in a subsidiary in which the bank is a majority owner. State-chartered banks are also prohibited from engaging as principal in any type of activity that is not permissible for a national bank and subsidiaries of state-chartered, FDIC-insured state banks have been prohibited from engaging as principal in any type of activity that is not permissible for a subsidiary of a national bank unless in either case the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and the bank is, and continues to be, in compliance with applicable capital standards.

  The FDIC has adopted regulations to clarify the foregoing restrictions on activities of FDIC-insured state-chartered banks and their subsidiaries. Under the regulations, the term activity refers to the authorized conduct of business by an insured state bank and includes acquiring or retaining any investment other than an equity investment. An activity permissible for a national bank includes any activity expressly authorized for national banks by statute or recognized as permissible in regulations, official circulars or bulletins or in any order or written interpretation issued by the Office of the Comptroller of the Currency ("OCC"). In its regulations, the FDIC indicates that it will not permit state banks to directly engage in commercial ventures or directly or indirectly engage in any insurance underwriting activity other than to the extent such activities are permissible for a national bank or a national bank subsidiary or except for certain other limited forms of insurance underwriting permitted under the regulations. Under the regulations, the FDIC permits state banks that meet applicable minimum capital requirements to engage as principal in certain activities that are not permissible to national banks including guaranteeing obligations of others, activities which the Federal Reserve Board has found by regulation or order to be closely related to banking and certain securities activities conducted through subsidiaries.

  Subject to limitation by the Administrator, North Carolina-chartered savings banks may make any loan or investment or engage in any activity which is permitted to federally chartered institutions. However, a North Carolina-chartered savings bank cannot invest more than 15% of its total assets in business, commercial, corporate and agricultural loans. In addition to such lending authority, North Carolina-chartered savings banks are authorized to invest funds, in excess of loan demand, in certain statutorily permitted investments, including but not limited to (i) obligations of the United States, or those guaranteed by it; (ii) obligations of the State of North Carolina;
(iii) bank demand or time deposits; (iv) stock or obligations of the federal deposit insurance fund or a FHLB; (v) savings accounts of any savings institution as approved by the board of directors; and (vi) stock or obligations of any agency of the State of North Carolina or of the United States or of any corporation doing business in North Carolina whose principal business is to make education loans.

  SAFETY AND SOUNDNESS STANDARDS. The federal banking regulatory agencies, including the FDIC, have adopted standards for the safe and sound operation of financial institutions, as mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). These regulations require insured depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The rules also require certain basic standards to be observed in loan documentation, credit underwriting, interest rate risk exposure, and asset growth. Depository institutions are also required to maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and to take into account factors such as comparable compensation practices at comparable institutions.

  The regulations also require a depository institution to maintain a ratio of classified assets to total capital and ineligible allowances that is no greater than 1.0, and require that depository institutions have minimum earnings sufficient to absorb losses without impairing capital. The FDIC may require institutions to file safety and soundness plans to cure any deficiency. The FDIC may issue orders directing an institution to correct a deficiency or to take or refrain from taking actions prohibited by Section 39 of FDICIA, and may assess civil money penalties or take other enforcement action if such an order is violated.

  TRANSACTIONS WITH AFFILIATES. Transactions between savings banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity which controls, is controlled by or is under common control with the savings bank. Generally, Sections 23A and 23B (i) limit the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. A bank holding company and its subsidiaries are considered "affiliates" of the bank under Section 23A and 23B. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, the Bank may not (i) lend or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the Bank.

  FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. Cooperative Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at December 31, 1996 of $2.4 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long term advances may only be made for the purpose of providing funds for residential housing finance.

  FEDERAL RESERVE BOARD REGULATION. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $4.3 million of transaction accounts, reserves equal to 3% must be maintained on the next $52.0 million of transaction accounts, and a reserve of 10% must be maintained against all remaining transaction accounts. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At December 31, 1996, the Bank met its reserve requirements.

  UNIFORM LENDING STANDARDS. Under FDIC regulations which became effective March 19, 1993, banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators.

  The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that do not exceed the following supervisory limits: (i) for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral; (ii) for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%; (iii) for loans for the construction of commercial, multifamily or other nonresidential property, the supervisory limit is 80%; (iv) for loans for the construction of one-to four-family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property including non-owner-occupied one-to four-family property), the limit is 85%. Although no supervisory loan-to-value limit has been established for owner-occupied, one-to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

  The Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits, based on the support provided by other credit factors. The aggregate amount of loans in excess of the supervisory loan-to-value limits, however, should not exceed 100% of total capital and the total of such loans secured by commercial, agricultural, multifamily and other non-one-to four-family residential properties should not exceed 30% of total capital. The supervisory loan-to-value limits do not apply to certain categories of loans including loans insured or guaranteed by the U.S. government and its agencies or by financially capable state, local or municipal governments or agencies, loans backed by the full faith and credit of a state government, loans that are to be sold promptly after origination without recourse to a financially responsible party, loans that are renewed, refinanced or restructured without the advancement of new funds, loans that are renewed, refinanced or restructured in connection with a workout, loans to facilitate sales of real estate acquired by the institution in the ordinary course of collecting a debt previously contracted and loans where the real estate is not the primary collateral.

  STATE LAW AND REGULATION. North Carolina law contains comprehensive provisions for the regulation of a savings bank business in the State of North Carolina, including the manner of chartering a savings bank, capital requirements, the composition and qualifications of boards of directors, the number and manner of selection of officers, and record keeping requirements.

  The Bank derives its investment power from these laws and regulations and must structure its lending policies and procedures to comply with the various applicable provisions. Likewise, the investments by the Bank are regulated, including investments in certain types of specific properties. The manner of establishing savings accounts and evidencing the same is prescribed, as are the obligations of the Bank with respect to withdrawals from savings accounts. As a North Carolina savings bank, Cooperative Bank is also permitted to make any investment permitted to a federal savings association.

  North Carolina savings banks may conduct operations through branch offices located in the State of North Carolina. The North Carolina Savings Banks Commission of the Department of Commerce conducts hearings on all branch applications, and any interested person may present evidence and argument.

  Any plan adopted by the directors of a savings bank under which the savings bank would reorganize or merge or consolidate with another savings bank must be approved by the Administrator. The plan must also be approved by the members or stockholders who are entitled to vote, at an annual or special meeting.

  The Administrator is required to conduct a periodic examination of each institution under his jurisdiction. The examination provides directors with an independent assessment of the Bank's operations and compliance with applicable law, regulations and prudent operating policies. The Administrator may make such examination jointly with examiners of the FDIC.

                                    TAXATION

     Savings associations are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations. Through tax years beginning before December 31, 1995, savings associations such as Cooperative Bank which meet certain definitional tests and other conditions prescribed by the Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in real property, and nonqualifying real property loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). The Bank generally elected to use the method which resulted in the greatest deduction for federal income tax purposes in any given year.

     Legislation that is effective for tax years beginning after December 31, 1995 requires institutions to recapture into taxable income over a six taxable year period the portion of the tax loan reserve that exceeds the pre-1988 tax loan loss reserve. The Bank will no longer be allowed to use the reserve method for tax loan loss provisions, but would be allowed to use the experience method of accounting for bad debts used by commercial banks under Code section 505. There will be no future effect on net income from the recapture because the taxes on these bad debt reserves has already been accrued as a deferred tax liability.

     The Bank's federal income tax returns were most recently audited in 1970.

     For additional information regarding federal and state taxes, see Note 11 of Notes to Consolidated Financial Statements in the Annual Report.

STATE INCOME TAXATION

     Under North Carolina law, the Bank is subject to an annual corporate minimum tax of 7.75% of its federal taxable income as computed under the Code, subject to certain prescribed adjustments. The North Carolina corporate income tax will be reduced to 6.9% for years beginning on or after January 1, 2000. This reduction is being phased in over a four year period with the tax rate being reduced to 7.5% for taxable years beginning on or after January 1, 1997, 7.25% for 1998, and 7% for 1999. In addition to the state corporate income tax, the Bank is subject to an annual state franchise tax, which is imposed at a rate of .15% applied to the greatest of the Bank's (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or
(iii) appraised valuation of property in North Carolina. The filing of consolidated returns is not permitted under North Carolina law.

ITEM 2.  PROPERTIES
-------------------

     The following table sets forth the location of the Bank's offices, as well as certain additional information relating to these offices as of December 31, 1996.


                                               Year      Net Book     Square
                  Location                    Opened      Value       Footage     Title         Deposits
--------------------------------------------  ------  --------------  -------  ------------  --------------
                                                      (In thousands)                         (In thousands)
201 Market St., Wilmington, NC                  1959       $2,075      27,976  Owned             $36,378
24 N. Second St., Wilmington, NC (1)            1980           --       4,176  Owned(1)               --
827 New Bridge St., Jacksonville, NC            1954           15       4,213  Owned(2)           19,085
205 E. Main St., Wallace, NC                    1954          134       2,880  Owned              39,964
922 E. Arendell St., Morehead City, NC          1958           62       1,984  Owned              17,736
Broad Street, Elizabethtown, NC                 1961           58       2,016  Owned              17,369
4 E. Fifth St., Tabor City, NC                  1980          163       3,880  Owned              25,887
3605 Oleander Dr., Wilmington, NC               1970           45       1,296  Owned(3)           23,702
2405 S. College Rd., Wilmington, NC             1974          179       2,000  Owned              27,092
1501 Live Oak St., Beaufort, NC                 1975           14       1,685  Owned(4)            8,878
400 Western Blvd., Jacksonville, NC             1982          391       2,050  Owned               9,917
132 W. 2nd St., Washington, NC                  1983           82       7,298  Owned(5)           19,337
Railroad St., Robersonville, NC                 1983           60       2,500  Owned(5)            9,822
2007 Croatan Ave., Kill Devil Hills, NC         1983          120       2,337  Owned(5)            6,976
1296 John Small Ave., Washington, NC            1987          212       1,920  Owned               6,234
Corner By-pass, Business 264, Belhaven, NC      1989          357       1,482  Owned               8,189
821 Ocean Trail, Corolla, NC                    1993           20         565  Leased(6)              --
7028 Market Street, Wilmington, NC              1995          800       1,925  Owned               1,573
                                                          -------                               --------
                                                          $ 4,787                               $278,139
                                                          =======                               ========

--------------------
  (1) Operations center for the Bank. Net book value included in 201 Market Street.
  (2) Building is owned, but land is leased. Original lease dated 1958. Current lease terminates 1998.
  (3) Building is owned, but land is leased.  Current lease terminates June
      2000.
  (4) Building is owned, but land is leased. Current lease terminates December 31, 1999.
  (5) Acquired through merger.
  (6) Loan production office.  Current lease terminates May 1997.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

  The Bank is a defendant in a lawsuit filed by a former borrower. The claim seeks damages based on the Bank's disbursement of approximately $64,000 in the borrower's funds for a residential construction loan. Based on its assessment of all pertinent information, management believes that the claim is without merit and does not expect the Bank to suffer a loss as a result of disposition of the claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

         The information contained under the section captioned "Corporate Information" in the Annual Report is incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

         The information required by this item is incorporated herein by reference to the tables captioned "Selected Financial and Other Data" in the Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

         The information contained in the section captioned "Management's Discussion & Analysis" in the Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         The financial statements contained in the Annual Report which are listed under Item 14 herein are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None, other than as previously reported.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

         (a)  Directors of the Registrant

         The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

         (b)  Principal Officers of the Bank

         The information contained under the caption "Executive Officers" under
Part I of this Form 10-K is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         (a)  Security Ownership of Certain Beneficial Owners

              Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

       (b)  Security Ownership of Management

            Information required by this item is incorporated herein by reference to the sections captioned "Proposal I -- Election of Directors" in the Proxy Statement.

       (c)  Changes in Control

            Management of the Bank knows of no arrangements, including any pledge of any person of securities of the Bank, the operation of which may at a subsequent date result in a change in control of the Bank.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

  The information required by this item is incorporated herein by reference to the sections captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof" in the Proxy Statement.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

  (a)  Contents.  The following financial statements are filed as part of this
       --------
Annual Report on Form 10-K.

       (1) Consolidated Financial Statements*

            1. Report of Independent Accountants
            2. Consolidated Statements of Financial Condition as of December 31,
               1996 and 1995
            3. Consolidated Statements of Income for the Years Ended December
               31, 1996 and 1995 and the Nine-Month Transition Period Ended December 31, 1994
            4. Consolidated Statements of Stockholders' Equity for the Years
               Ended December 31, 1996 and 1995 and the Nine-Month Transition Period Ended December 31, 1994
            5. Consolidated Statements of Cash Flows for the Year Ended
               December 31, 1996 and 1995 and the Nine-Month Transition Period Ended December 31, 1994
            6. Notes to Consolidated Financial Statements

--------------------
  *    Incorporated by reference to the Annual Report, attached hereto as
       Exhibit 13.

        (2) Financial Statement Schedules (All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.)

  (b) No Current Reports on Form 8-K were filed by the Company during the final quarter of the fiscal year ended December 31, 1996.

  (c) The following exhibits are either filed as part of this report or are incorporated herein by reference:


                                                                              Page in
                                                                           Sequentially
No.                                  Description                           Numbered Copy
-----------  ------------------------------------------------------------  -------------
    3.1      Articles of Incorporation                                           *

    3.2      Bylaws                                                              *

   10.1      Cooperative Bank for Savings, Inc. 1990 Stock                       *
             Option Plan

   10.2      Employment Agreement with Frederick Willetts, III                   *

   10.3      Termination Agreements with Daniel W. Eller, Edward E.              *
             Maready, Eric R. Gray, Todd L. Sammons and O.C. Burrell, Jr.

   10.4      Amendments to Severance Agreements with Daniel W. Eller,            *
             Edward E. Maready, Eric R. Gray, and Todd L. Sammons

   10.5      Indemnity Agreement with Directors and Executive                    *
             Officers

     11      Statement re: computation of per share earnings -
             Reference is made to the Bank's Consolidated
             Statements of Operations attached hereto as Exhibit 13, which are incorporated herein by reference

     13      Annual Report to Stockholders for the year ended
             December 31, 1996

     21      Subsidiaries

     23      Consent of Coopers & Lybrand L.L.P.

     27      Financial Data Schedule


--------------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Reg. No. 33-79206).

                                    SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Cooperative Bankshares, Inc.

Date:  February 20, 1997         By: /s/ Frederick Willetts, III
                                     -------------------------------------
                                     Frederick Willetts, III
                                     President and Chief Executive Officer
                                     (Duly Authorized Representative)


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Frederick Willetts, III                      Date:  February 20, 1997
     ---------------------------------------------
     Frederick Willetts, III
     President, Chief Executive Officer and Direct
     (Principal Executive Officer and Director)

By:  /s/ Frederick Willetts, Jr.                      Date:  February 20, 1997
     ----------------------------------------------
     Frederick Willetts, Jr.
     Senior Vice President, Chairman of the Board

By:  /s/ Edward E. Maready                            Date:  February 20, 1997
     ----------------------------------------------
     Edward E. Maready
     Senior Vice President and Treasurer
     (Principal Financial and Accounting Officer)

By:  /s/ James D. Hundley, M.D.                       Date:  February 20, 1997
     ----------------------------------------------
     James D. Hundley, M.D.
     (Director)

By:  /s/ O. Richard Wright, Jr.                       Date:  February 20, 1997
     ----------------------------------------------
     O. Richard Wright, Jr.
     (Director)

By:  /s/ Paul G. Burton                               Date:  February 20, 1997
     ----------------------------------------------
     Paul G. Burton
     (Director)

By:  /s/ H. Thompson King, III                        Date:  February 20, 1997
     ----------------------------------------------
     H. Thompson King, III
     (Director)

By:  /s/ F. Peter Fensel, Jr.                         Date:  February 20, 1997
     ----------------------------------------------
     F. Peter Fensel, Jr.
     (Director)

By:  /s/ William H. Wagoner                           Date:  February 20, 1997
     ----------------------------------------------
     William H. Wagoner
     (Director)

By:  /s/ Charles H. Boney                             Date:  February 20, 1997
     ----------------------------------------------
     Charles H. Boney
     (Director)

                                      INDEX TO EXHIBITS

                                                                                   Page Number
                                                                               in Sequentially
      Exhibit    Description                                                     Numbered Copy
---------------  ------------------------------------------------------------  ---------------

    3.1          Articles of Incorporation                                            *

    3.2          Bylaws                                                               *

   10.1          Cooperative Bank for Savings, Inc. 1990 Stock
                 Option Plan                                                          *

   10.2          Employment Agreement with Frederick Willetts, III                    *

   10.3          Termination Agreements with Daniel W. Eller, Edward E.               *
                 Maready, Eric R. Gray, Todd L. Sammons and O.C. Burrell, Jr.

   10.4          Amendments to Severance Agreements with Daniel W. Eller,             *
                 Edward E. Maready, Eric R. Gray and Todd L. Sammons

   10.5          Indemnity Agreement with Directors and Executive                     *
                 Officers

     11          Statement re: computation of per share earnings -
                 Reference is made to the Bank's Consolidated
                 Statements of Operations attached hereto as Exhibit 13, which are incorporated herein by reference

     13 Annual Report to Stockholders for the year ended December 31, 1996

     21          Subsidiaries

     23          Consent of Coopers & Lybrand, L.L.P.

     27          Financial Data Schedule

--------------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Reg. No. 33-79206).