Form 10-Q
period 1997-03-31
COOPERATIVE BANKSHARES INC
filed 1997-05-13
CIK 923529

                             FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                -----------------------------------
(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997 or

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to _______

Commission File Number: No. 0-24626

COOPERATIVE BANKSHARES, INC.
______________________________________________________
(Exact name of registrant as specified in its charter)


    North Carolina                            56-1886527
-----------------------                   -------------------
(State of other jurisdiction of            (I.R.S. Employer
of incorporation or organization          Identification No.)


201 Market Street, Wilmingon, North Carolina        28401
--------------------------------------------     -----------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:(910) 343-0181
                                                   --------------

-----------------------------------------------------------------
       Former name, former address and former fiscal year, if changed since last report.

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

1,491,698 shares at April 30, 1997
----------------------------------

                      TABLE OF CONTENTS

                                                           Page

PART I  - FINANCIAL INFORMATION

  Item 1  Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition,
          March 31, 1997 and December 31, 1996              3

          Consolidated Statements of Operations for the
          three months ended March 31, 1997 and 1996        4

          Consolidated Statements of Cash Flows, for
          the three months ended March 31, 1997 and 1996    5

          Notes to Consolidated Financial Statements        6

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations    7-14

Part II   Other Information                                 15

Signatures                                                  16

PART 1-FINANCIAL INFORMATION-ITEM 1-FINANCIAL STATEMENTS
COOPERATIVE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                           March 31      December 31
                                                             1997            1996
                                                        ------------     -----------
ASSETS
  Cash and cash equivalents (including interest-
    bearing deposits:
  March 1997 - $3,674,666;  December 1996 - $9,084,216) $  7,529,585  $ 11,507,283
  Securities:
    Available for sale                                     5,865,000     5,946,250
    Held to maturity (market value March 1997-$19,272,189;
      December 1996 - $19,705,700)                        21,051,207    21,053,628
    Mortgage-backed and related securities available
      for sale                                            28,318,922    28,824,918
  Other investments                                        2,688,200     2,435,000
  Loans receivable, net                                  275,149,585   263,312,730
  Foreclosed real estate owned                               257,324        42,146
  Accrued interest receivable                              2,080,642     1,917,447
  Premises and equipment, net                              4,703,678     4,786,292
  Prepaid expenses and other assets                          853,488     1,474,164
                                                        ------------  ------------
       Total assets                                     $348,497,631  $341,299,858
                                                        ============  ============
LIABILITIES
  Deposits                                              $280,189,579  $278,138,909
  Borrowed funds                                          40,144,294    35,145,362
  ESOP note payable                                           84,824       289,160
  Escrow deposits                                            680,345       620,808
  Accrued interest payable on deposits                       220,266       351,295
  Deferred income taxes, net                                 875,618     1,075,883
  Accrued expenses and other liabilities                     207,586       208,891
                                                        ------------  ------------
       Total liabilities                                 322,402,512   315,830,308

Stockholders' Equity
  Preferred stock, $1 par value, 3,000,000 shares
    authorized, none issued and outstanding                        -             -
  Common stock, $1 par value, 7,000,000 shares
    authorized, 1,491,698 issued and outstanding           1,491,698     1,491,698
  Additional paid-in capital                               6,014,775     6,003,111
  Unearned ESOP shares                                       (84,824)     (289,160)
  Net unrealized gain (loss) on securities available
    for sale                                                (546,116)     (372,265)
  Retained earnings                                       19,219,586    18,636,166
                                                        ------------  ------------
       Total stockholders' equity                         26,095,119    25,469,550
                                                        ------------  ------------
       Total liabilities and stockholders' equity       $348,497,631  $341,299,858
                                                        ============  ============

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Three Months Ended
                                                                   March 31,
                                                             1997            1996
                                                        ------------     -----------
INTEREST INCOME
  Loans receivable                                       $5,194,103      $4,501,592
  Mortgage-backed and related securities                    497,989         527,478
  Securities                                                502,759         443,835
                                                         ----------      ----------
       Total interest income                              6,194,851       5,472,905
                                                         ----------      ----------
INTEREST EXPENSE
  Deposits                                                3,118,870       3,202,708
  Borrowed funds                                            570,342         163,379
                                                         ----------      ----------
       Total interest expense                             3,689,212       3,366,087

NET INTEREST INCOME                                       2,505,639       2,106,818
  Provision for  loan losses                                 30,000          10,000
                                                         ----------      ----------
       Net interest income after provision for
        loan losses                                       2,475,639       2,096,818
                                                         ----------      ----------
NONINTEREST INCOME
  Gain on sale of securities                                      -               -
  Gain on sale of loans and mortgage-backed
    and related securities                                        -               -
  Loss on real estate owned                                    (600)        (24,532)
  Other income, net                                         133,783         141,693
                                                         ----------      ----------
       Total noninterest income                             133,183         117,161
                                                         ----------      ----------
NONINTEREST EXPENSES
  Compensation and fringe benefits                          989,292         930,129
  Occupancy and equipment                                   337,595         295,417
  Federal insurance premiums                                 65,244         175,265
  Advertising                                                67,988          63,556
  Amortization of goodwill                                        -          73,017
  Other operating expense                                   223,112         247,492
                                                         ----------      ----------
       Total noninterest expenses                         1,683,231       1,784,876
                                                         ----------      ----------
Income before income taxes                                  925,591         429,103
Income tax expense                                          342,170         169,247
                                                         ----------      ----------
Net Income                                               $  583,421      $  259,856
                                                         ==========      ==========
EARNINGS PER:
  Common and common share equivalent                     $     0.37      $     0.16
  Common share - assuming full dilution                  $     0.37      $     0.16

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES,  INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             Three Months Ended
                                                                   March 31,
                                                             1997            1996
                                                        ------------     -----------
OPERATING ACTIVITIES:
  Net income                                              $   583,421   $   259,856
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Net accretion, amortization, and depreciation               143,020       201,143
  Provision for deferred income taxes                         (75,661)      (32,000)
  Gain (loss) on sale of property, plant and equipment           (982)            0
  Loss on sales of foreclosed real estate                           0         6,149
  Provision for loan losses                                    30,000        10,000
  Changes in assets and liabilities:
    Accrued interest receivable                              (163,195)      (72,546)
    Prepaid expenses and other assets                         626,400      (158,721)
    Escrow deposits                                            59,537       285,518
    Accrued interest payable on deposits                     (131,029)      430,465
    Accrued expenses and other liabilities                     (1,305)      207,515
                                                         ------------  ------------
    Net cash provided by operating activities               1,070,206     1,137,379
                                                         ------------  ------------
INVESTING ACTIVITIES:
  Proceeds from principal repayments of mortgage-backed
   and related securities available for sale                  273,450       481,969
  Loan originations, net of principal repayments          (12,071,791)   (3,174,163)
  Change in foreclosed real estate                            (10,242)      166,617
  Purchases of property, plant and equipment                  (38,455)      (15,664)
  Proceeds from sale of property, plant and equipment           2,732             0
  Purchases of other investments                             (253,200)            0
  Proceeds from sales of other investments                          0        96,700
                                                         ------------  ------------
    Net cash provided by (used in) investing activities   (12,097,506)   (2,444,541)
                                                         ------------  ------------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                       2,050,670       869,469
  Net increase (decrease) in borrowings                     4,998,932          (477)
                                                         ------------  ------------
     Net cash provided by (used in) financing activities    7,049,602       868,992
                                                         ------------  ------------

INCREASE IN CASH AND CASH EQUIVALENTS                      (3,977,698)     (438,170)

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD            11,507,283    11,889,473
                                                         ------------  ------------
CASH AND CASH EQUIVALENTS,  END OF PERIOD                $  7,529,585  $ 11,451,303
                                                         ============  ============
SUPPLEMENTAL DISCLOSURES:
  Net change in market value-securities available
    for sale                                             $    298,455  $     42,012
  Transfer from loans to foreclosed real estate          $    204,936  $    239,729
  Loans to facilitate the sale of foreclosed real estate $          0  $          0

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies: The significant accounting policies followed by Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 1996.
The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

     The company will adopt Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" on December 31, 1997. SFAS No. 128 requires the Company to change its method for computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128.

     If the Company had adopted SFAS No. 128 for the period ended
March 31, 1997, the following computation would have been presented on the consolidated statements of income:

                                                   Three Months Ended
                                                         March 31,
                                                   1997            1996
                                               ------------     -----------
Basic income per common share:
  Net Income                                    $  583,421       $  259,856
  Weighted average common shares outstanding     1,483,364        1,491,698
  Basic income per common share                      $0.39            $0.17

Diluted income per common share:
  Net Income                                    $  583,421       $  259,856
  Weighted average common shares outstanding:    1,483,364        1,491,698
  Dilutive effect of stock options                 100,223           97,450
                                                ----------       ----------
      Total shares                               1,583,587        1,589,148
  Dilutive income per common share                   $0.37            $0.16

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

     Cooperative Bank is chartered under the laws of the state of North Carolina to engage in general banking business. The Bank offers a wide range of retail banking services including deposit services, banking cards and alternative investment products. These funds are used for the extension of credit through mortgage loans, savings account loans and other installment credit such as home equity, auto and boat loans and check reserve.

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

MANAGEMENT STRATEGY

     It is the mission of the Company to provide the maximum in safety and security for our depositors, an equitable rate of return for our stockholders, excellent service for our customers, and to do so while operating in a fiscally sound and conservative manner, with fair pricing of our products and services, good working conditions, outstanding training and opportunities for our staff, along with a high level of corporate citizenship.

     Cooperative Bank's lending activities are concentrated on the origination of conventional mortgage loans for the purpose of constructing, financing or refinancing one- to four-family residential properties. As of March 31, 1997, $258.5 million, or 93.2%, of the Bank's loan portfolio consisted of loans secured by one- to four family residential properties. Also at that date, approximately 96.0% of the Bank's total loan portfolio consisted of loans secured by residential real estate. To a lesser extent, the Bank originates multi-family, nonresidential real estate loans, home equity line of credit loans, secured and unsecured consumer and business loans. While continuing to place primary emphasis on residential mortgage loans, the Bank is taking a more aggressive position in pursuing business lending, and nonresidential real estate lending involving loans secured by small commercial properties with balances generally ranging from $100,000 to $500,000. The Bank's primary emphasis is to originate adjustable rate loans with the fixed rate loan as an option. Adjustable rate loans at March 31, 1997, were 68.6%, and fixed rate loans were 31.4% of the Bank's total loan portfolio.

INTEREST RATE SENSITIVITY ANALYSIS

     Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be analyzed using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when the amount of interest rate sensitive assets exceed the amount of interest rate sensitive liabilities. Gap is considered negative when the amount of interest rate sensitive liabilities exceed the amount of interest rate sensitive assets. At March 31, 1997, Cooperative had a one-year negative gap position of 2.4%. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, most of the Company's adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings, and money market deposit accounts. Experience has shown that the Company sees relatively modest repricing of these transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

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

     At March 31, 1997, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately $63.7 million, which represents 19.9% of deposits and borrowed funds as compared to $68.4 million or 21.8% of deposits and borrowed funds at December 31, 1996. The decrease in liquid assets during the three months ended March 31, 1997, was primarily due to the funding of new mortgage loans.

     The Company's security portfolio consists of U.S. Government agency, mortgage-backed and other permissible securities. The mortgage-backed securities are guaranteed by the following agencies: Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), and the Government National Mortgage Association ("GNMA"). Mortgage-backed securities entitle the Company to receive a pro rata portion of the cash flows from an identified pool of mortgages. Although mortgage-backed securities generally offer lesser yields than the loans for which they are exchanged, they present substantially lower credit risk by virtue of the guarantees that back them. Mortgage-backed securities are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company.

     The Company's investment in mortgage-related securities includes collateralized mortgage obligations ("CMO"). CMOs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. At March 31, 1997, the Company's investment in CMOs totaled $15 million, or 26.8% of the securities portfolio. Of the $15 million, a $10 million CMO is guaranteed either directly or indirectly through mortgage-backed securities underlying the obligations of FNMA. This FNMA CMO has a 30 year term, floats at 155 basis points over the 30 day London Interbank Offered Rate ("LIBOR") on a monthly basis and has a lifetime interest rate cap of 8%. The remaining $5 million CMO securities were issued by Chase Mortgage Finance Corporation and represent a beneficial interest in a pool of fixed-rate one- to four-family mortgage loans. The Chase CMO has a 30 year term, floats at 180 basis points over the 30 day LIBOR on a monthly basis and has a lifetime interest rate cap of 8%.

     The Company's investment in U. S. Government agency bonds includes $5 million in Federal Home Loan Banks' Dual Indexed Consolidated Bonds maturing August 4, 2003. These bonds had an 8% interest rate from August 4, 1993, through August 3, 1995, at which time the rate was adjusted to 3.485% based on an indexing formula. Subsequent interest rates will also be based on an indexing formula and will adjust annually on February 4 and August 4. The indexing formula states that the interest rate per annum will be equal to a rate determined by the 10-Year CMT less the 6 month LIBOR plus a margin of 2.9% for August 4, 1995, increasing 30 basis points annually to 5.0% for August 4, 2005.

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

     The Company's primary uses of liquidity are to fund loans and to make investments. At March 31, 1997, outstanding off-balance sheet commitments to extend credit totaled $12.5 million, and the undisbursed portion of construction loans was $14.8 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL

     Stockholders' equity at March 31, 1997, was $26.1 million, up 1.6% from $25.5 million at December 31, 1996. The total at March 31, 1997, and December 31, 1996, includes $546 thousand and $372 thousand respectively, net of tax, of unrealized losses on securities available for sale marked to estimated fair market value under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115").

     Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks, supervised by the FDIC, must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At March 31, 1997, the Bank's ratio of Tier I capital was 7.6%. The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier 1 capital plus the balance of allowance for loan losses. At March 31, 1997, the Bank had a ratio of qualifying total capital to risk-weighted assets of 14.9%.

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

FINANCIAL CONDITION AT MARCH 31, 1997 COMPARED TO DECEMBER 31,
1996

     The Company's total assets increased 2.1% to $348.5 million at March 31, 1997, as compared to $341.3 million at December 31, 1996. The major change in the assets was a $11.8 million (4.5%) increase in loans receivable. The increase in loans during the current period were funded by retail deposits, borrowed funds, and liquid assets. The Company concentrates its lending activities on the origination of conventional mortgage loans for the purpose of the construction, financing or refinancing of one- to four-family residential properties. At March 31, 1997, over 93% of the Company's loan portfolio consisted of loans secured by one- to four-family residential properties.

     The $2.1 million (0.7%) increase in retail deposits with an addition of $5 million in borrowed funds from the Federal Home Loan Bank ("FHLB") was used in part to fund the increase in loans receivable. Borrowed funds, collateralized through an agreement with the FHLB for advances, are secured by the Company's investment in FHLB stock and qualifying first mortgage loans. Borrowed funds at March 31, 1997, in the amount of $10.0 million, mature in May 1997 with the remaining amount maturing in 1 to 5 years.

     The Company's non-performing assets (loans 90 days or more delinquent and foreclosed real estate) were $1.6 million, or 0.45% of assets, at March 31, 1997, compared to $1.5 million, or 0.44% of assets, at December 31, 1996. An increase in delinquent single family loans caused non-performing assets to be higher for the period ended March 31, 1997, as compared to December 31, 1996. The Company takes an aggressive position in collecting delinquent loans to keep non-performing assets down and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. In the opinion of management, the allowance for loan losses of $837 thousand at March 31, 1997, is adequate to cover potential losses.

COMPARISON OF OPERATION RESULTS FOR QUARTER ENDED MARCH 31, 1997,
VS. 1996

OVERVIEW

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

NET INCOME

     Net income for the three month period ended March 31, 1997, increased 125% to $583.4 thousand as compared to $259.9 thousand for the same period last year. Several factors contributed to the increase in net income. Interest earning assets grew 10.9% and the net interest margin increased to 3.01% for the three month period ended March 31, 1997, as compared to 2.81% for the same period last year. In addition to the above, noninterest expense decreased due to a reduction in the Federal insurance premium and the elimination of goodwill amortization. The impaired goodwill was charged-off during September 1996 eliminating a $73 thousand quarterly charge to income. Charges in September 1996, by the Federal Deposit Assurance Corporation Fund ("FDIC"), to capitalize the Savings Association Assurance Fund ("SAIF"), resulted in an approximate decrease of 62% in the current quarterly Federal insurance premium.

INTEREST INCOME

     Interest income increased 13.2% for the three month period ended March 31, 1997, as compared to the same period a year ago. The increase in income can be principally attributed to an increase in yield and the average balance of interest-earning assets as compared to the same period last year. The yield on average interest-earning assets increased to 7.45% as compared to 7.30% for the same period a year ago, and the average balance increased by 10.9%.

INTEREST EXPENSE

     Interest expense increased 9.6% for the three month period ended March 31, 1997, as compared to the same period a year ago. The 11.4% increase in average interest-bearing liabilities was the major factor in causing interest expense to increase. In addition, the 254% increase in borrowed funds, used to fund the major part of the 11.4% increase in interest bearing assets carries a higher cost than retail deposits. This higher cost of borrowed funds at 6.37% as compared to 4.54% cost of retail deposits adversely affects the overall cost of interest-bearing liabilities. The cost of interest-bearing liabilities decreased only 8 basis points to 4.75% as compared to 4.83% for the same period last year.

NET INTEREST INCOME

Net interest income for the three month period ended March 31, 1997, as compared to the same period a year ago, increased 18.9%. A reduction in the Company's one-year negative gap position in which interest-bearing liabilities reprice faster than interest-earning assets had a positive effect on increasing the interest rate margin. The one-year negative gap has been reduced to 2.4% at March 31, 1997, as compared to 15.1% for the same period last year. During the three month period ended March 31, 1997, the yield on average interest-earning assets increased 15 basis points, while the cost of average interest-bearing liabilities decreased 8 basis points, causing net interest income to increase. The percentage of average interest-earning assets to average interest-bearing liabilities decreased to 107.1% for the three month period ended March 31, 1997, as compared to 107.7% for the same period in 1996.

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

                                                  For the Quarter Ended
                                      March 31, 1997             March 31, 1996
                               --------------------------  -------------------------
(Dollars in thousands)                            Average                    Average
                               Average             Yield/  Average            Yield/
                               Balance   Interest  Cost    Balance  Interest  Cost
                               -------   -------- ------   -------  -------- -------
Interest-earning assets:
   Securities and other
     interest-earning assets  $ 35,133   $  503    5.73%   $ 32,744  $  444   5.42%
Mortgage-backed and related
  securities                    29,284      498    6.80%     31,188     527   6.76%
Loan portfolio                 268,366    5,194    7.74%    236,128   4,502   7.63%
    Total interest-earning    --------   ------            --------  ------
      assets                   332,783   $6,195    7.45%    300,060  $5,473   7.30%
                                         ------                      ------
Non-interest earning assets     10,123                       13,145
                              --------                     --------
Total assets                  $342,906                     $313,205
                              ========                     ========

Interest-bearing liabilities:
   Deposits                    274,849    3,119    4.54%    268,638   3,203   4.77%
   Borrowed funds               35,790      570    6.37%     10,089     163     6.46%
    Total interest-bearing    --------   ------            --------  ------
       liabilities             310,639   $3,689    4.75%    278,727   3,366   4.83%
                                         ------                      ------
Non-interest bearing
  liabilities                   6,244                         5,280
                             --------                      --------
    Total liabilities         316,883                       284,007
    Stockholders' equity       26,023                        29,198
Total liabilities and        --------                      --------
  stockholders' equity       $342,906                      $313,205
                             ========                      ========
Net interest income                      $2,506                      $2,107
                                         ======                      ======
Interest rate spread                               2.70%                      2.47%
                                                   ====                       ====
Net yield on interest-
  earning assets                                   3.01%                      2.81%
                                                   ====                       ====
Percentage of average interest-
   earning assets to average
   interest-bearing
   liabilities                                    107.1%                    107.7%
                                                  =====                     =====

                             12

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

                                          For the Three Months Ended
                                       March 31, 1996 vs. March 31, 1997
                                                Increase (Decrease)
                                                     Due to
                                   --------------------------------------
(Dollars in thousand)              Volume     Rate   Rate/Volume    Total
                                   --------------------------------------
Interest income:
   Securities and other
     interest-earning assets         32         25        2          59
Mortgage-backed and related
  securities                        (32)         3       (0)        (29)
Loan portfolio                      615         68        9         692
                                    ---       ----      ---         ---
    Total interest-earning assets   615         96       11         722
                                    ---       ----      ---         ---
Interest expense:
   Deposits                          74       (154)      (4)        (84)
   Borrowed funds                   415         (2)      (6)        407
                                    ---       ----      ---         ---

    Total interest-bearing
      liabilities                   489       (156)     (10)        323
                                    ---       ----      ---         ---

Net interest income                 126        252       21         399
                                    ===       ====      ===         ===

                             13

RESERVE FOR LOAN LOSSES

     At March 31, 1997, the recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 totaled $791 thousand with a valuation allowance of $66 thousand. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a through review of significant loans and lending relationships and includes the accumulation of related data. This data includes loan payment status, borrowers' financial data and borrowers' operating factors such as cash flows and operating income or loss.

     With no charge-offs required during the three month period ended March 31,1997, the Company added $30 thousand to the reserve for loan losses, bringing the balance up to $837 thousand. Management considers this level to be appropriate based on lending volume, the current level of delinquencies and other non-performing assets, overall economic conditions and other factors. Future increases to the allowance may be necessary, however, due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors.

NONINTEREST INCOME

     For the three month period ended March 31, 1997, real estate owned expense was minimal as compared to the same period last year due to a low volume of foreclosed real estate owned. Loan fees for the three month period ended March 31, 1997, as compared to last year decreased by 15.0% due to a decrease in servicing fees on sold loans. Scheduled payments and prepayments decreased sold loans. Fee income from deposit operations increased 8.1% due to a more aggressive position in offering checking accounts.

NONINTEREST EXPENSES

     For the three month period ended March 31, 1997, noninterest expense decreased by 5.7% as compared to the same period last year. The changes in noninterest expense are listed as follows. Compensation and related cost increased 6.4%. This 6.4% can be broken down to 2.4% for normal cost of living increases for existing employees and 4.0% for a payment to a retiring Bank Board Of Director member. Occupancy and equipment expense increased 14.3%. This increase can be attributed to additional maintenance necessary to keep the buildings in good repair. The decrease in Federal insurance premium can be attributed to the enacted legislation in September 1996 that resulted in a reduction in the premium. Advertising increased 7.0% due to a more aggressive advertising campaign. The impaired goodwill was charged-off during September 1996 eliminating a $73 thousand quarterly charge to noninterest expense. A reduction in professional services (consultant fees, attorney fees and accounting fees) was the major component that reduced other operating expense by 9.9%.

INCOME TAXES

     The effective tax rates for the three month periods ended March 31, 1997 and 1996 approximate the statutory rate after giving effect to nontaxable interest, amortization of goodwill, other permanent tax differences,and adjustments to certain deferred tax liabilities.
                             14

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES

     (a)  Not applicable

     (b)  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     (a)  Not applicable

     (b)  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     (a)  Annual Meeting of Stockholders, April 25, 1997
          Election of Directors

                          Votes For   Votes Against   Votes Withheld   Abstentions
                          ---------   -------------   --------------   -----------
Frederick Willetts, III   1,182,559     37,585           0              271,554
F. Peter Fensel           1,183,221     36,923           0              271,554
William H. Wagoner        1,182,221     37,923           0              271,554
R. Allen Rippy            1,183,109     37,035           0              271,554

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              Exhibit 11.  Computation of Earnings Per Share
              Exhibit 27.  Financial Data Schedule

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the
              quarter ended March 31, 1997.
                             15

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COOPERATIVE BANKSHARES, INC.

Dated: May 12, 1997        /s/ Frederick Willetts, III
                           -------------------------------------
                           President and Chief Executive Officer



Dated: May 12, 1997        /s/ Edward E. Maready
                           -------------------------------------
                           Treasurer and Chief Financial Officer