Form 10-Q
period 1997-06-30
COOPERATIVE BANKSHARES INC
filed 1997-08-14
CIK 923529

                             FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                -----------------------------------
(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997 or

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

1,491,698 shares at July 31, 1997
----------------------------------

                      TABLE OF CONTENTS

                                                           Page

PART I  - FINANCIAL INFORMATION

  Item 1  Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition,
          June 30, 1997 and December 31, 1996               3

          Consolidated Statements of Operations for the
          three and six months ended June 30, 1997
          and 1996                                          4

          Consolidated Statements of Cash Flows, for
          the six months ended June 30, 1997 and 1996       5

          Notes to Consolidated Financial Statements       6-7

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations    8-16

Part II   Other Information                                 17

Signatures                                                  18

PART 1-FINANCIAL INFORMATION-ITEM 1-FINANCIAL STATEMENTS

COOPERATIVE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                           June 30      December 31
                                                             1997            1996
                                                        ------------     -----------
ASSETS
  Cash and cash equivalents (including interest-
  bearing deposits:
  June 1997 - $1,454,996;  December 1996 - $9,084,216)  $  4,898,030  $ 11,507,283
  Securities:
    Available for sale                                     5,931,876     5,946,250
    Held to maturity (market value June 1997 -
      $19,688,448; December 1996 - $19,705,700)           21,048,787    21,053,628
  Mortgage-backed and related securities available
    for sale                                              28,463,402  28,824,918
  Other investments                                        2,688,200     2,435,000
  Loans receivable, net                                  281,253,883   263,312,730
  Foreclosed real estate owned                               727,966        42,146
  Accrued interest receivable                              2,063,245     1,917,447
  Premises and equipment, net                              4,769,217     4,786,292
  Prepaid expenses and other assets                          593,405     1,474,164
                                                        ------------  ------------
       Total assets                                     $352,438,011  $341,299,858
                                                        ============  ============
LIABILITIES
  Deposits                                              $283,005,220  $278,138,909
  Borrowed funds                                          40,143,212    35,145,362
  ESOP note payable                                           84,824       289,160
  Escrow deposits                                            910,922       620,808
  Accrued interest payable on deposits                       177,762       351,295
  Deferred income taxes, net                               1,027,500     1,075,883
  Accrued expenses and other liabilities                     187,913       208,891
                                                        ------------  ------------
       Total liabilities                                 325,537,353   315,830,308

STOCKHOLDERS' EQUITY
  Preferred stock, $1 par value, 3,000,000 shares
    authorized, none issued and outstanding                        -             -
  Common stock, $1 par value, 7,000,000 shares
    authorized, 1,491,698 issued and outstanding           1,491,698     1,491,698
  Additional paid-in capital                               6,014,775     6,003,111
  Unearned ESOP shares                                       (84,824)     (289,160)
  Net unrealized gain (loss) on securities
    available for sale                                      (283,755)     (372,265)
                                                        ------------  ------------
  Retained earnings                                       19,762,764    18,636,166
                                                        ------------  ------------
       Total stockholders' equity                         26,900,658    25,469,550
                                                        ------------  ------------
       Total liabilities and stockholders' equity       $352,438,011  $341,299,858
                                                        ============  ============

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three months              Six months
                                              ended June 30,           ended June 30,
                                          ----------------------   ----------------------
                                           1997          1996        1997        1996
                                          ------       ---------   --------    ---------
INTEREST INCOME
  Loans receivable                        $5,483,242  $4,623,435  $10,677,345  $9,125,026
  Mortgage-backed and related
    securities                               508,792     514,332    1,006,781   1,041,811
  Securities                                 482,553     427,108      985,311     870,943
                                          ----------  ----------  -----------  ----------
       Total interest income               6,474,587   5,564,875   12,669,437  11,037,780
                                          ----------  ----------  -----------  ----------
INTEREST EXPENSE
  Deposits                                 3,247,958   3,141,645    6,366,829   6,344,353
  Borrowed funds                             650,357     163,482    1,220,698     326,861
                                          ----------  ----------  -----------  ----------
       Total interest expense              3,898,315   3,305,127    7,587,527   6,671,214
                                          ----------  ----------  -----------  ----------
NET INTEREST INCOME                        2,576,272   2,259,748    5,081,910   4,366,566
  Provision for  loan losses                  30,000      30,000       60,000      40,000
                                          ----------  ----------  -----------  ----------
       Net interest income after
         provision for loan losses         2,546,272   2,229,748    5,021,910   4,326,566
                                          ----------  ----------  -----------  ----------
NONINTEREST INCOME
  Net gain on sale of loans and mortgage-
    backed and related securities             12,115           0       12,115           0
  Net real estate owned income (expenses)      1,880      (9,430)       1,280     (33,962)
  Other income, net                          125,810     122,945      259,593     264,639
                                          ----------  ----------  -----------  ----------
       Total noninterest income              139,805     113,515      272,988     230,677

NONINTEREST EXPENSES
  Compensation and fringe benefits           988,306     919,210    1,977,598   1,849,339
  Occupancy and equipment                    383,476     305,851      721,071     601,268
  Federal insurance premiums                  65,484     174,436      130,727     349,701
  Advertising                                 90,097      74,046      158,085     137,602
  Amortization of goodwill                         0      73,017            0     146,035
  Other operating expense                    266,075     290,597      489,188     538,089
                                          ----------  ----------  -----------  ----------
       Total noninterest expenses          1,793,438   1,837,157    3,476,669   3,622,034
                                          ----------  ----------  -----------  ----------
Income before income taxes                   892,639     506,106    1,818,229     935,209
Income tax expense                           349,460     207,999      691,630     377,246
                                          ----------  ----------  -----------  ----------
NET INCOME                                $  543,179  $  298,107  $ 1,126,599  $  557,963
                                          ----------  ----------  -----------  ----------
EARNINGS PER:
  Common and common share equivalent         $  0.34     $  0.19        $0.71       $0.35
  Common share - assuming full dilution      $  0.34     $  0.19        $0.71       $0.35

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES,  INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             Six Months Ended
                                                                   June 30,
                                                             1997            1996
                                                        ------------     -----------
OPERATING ACTIVITIES:
  Net income                                          $  1,126,599      $   557,963
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Net accretion, amortization, and depreciation            284,374          414,384
  Provision for deferred income taxes                     (112,200)         (48,900)
  Gain on sale of property, plant and equipment               (302)               -
  Loss on sales of foreclosed real estate                   (2,311)          13,344
  Valuation losses on foreclosed real estate                     -           76,565
  Provision for loan losses                                 60,000           40,000
  Changes in assets and liabilities:
    Accrued interest receivable                           (145,798)        (109,759)
    Prepaid expenses and other assets                      869,446         (103,157)
    Escrow deposits                                        290,114          401,839
    Accrued interest payable on deposits                  (173,533)         155,196
    Accrued expenses and other liabilities                 (20,978)         224,515
                                                      ------------      -----------
    Net cash provided by operating activities            2,175,411        1,621,990
                                                      ------------      -----------
INVESTING ACTIVITIES:
  Proceeds from principal repayments of mortgage-
   backed and related securities available for sale        499,025        1,015,963
  Purchases of securities                                        -       (1,996,563)
  Loan originations, net of principal repayments       (22,851,077)      (8,852,777)
  Change in foreclosed real estate                         107,968          432,261
  Proceeds from sales of loans                           4,070,113                -
  Purchases of property, plant and equipment              (230,793)         (29,297)
  Proceeds from sale of property, plant and equipment        9,139                -
  Purchases of other investments                          (253,200)          58,301
  Proceeds from sales of other investments                       -           96,700
                                                      ------------      -----------
     Net cash provided by (used in) investing
       activities                                      (18,648,825)      (9,275,412)
                                                      ------------      -----------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                    4,866,311        3,704,606
  Net increase (decrease) in borrowings                  4,997,850           58,301
                                                      ------------      -----------
     Net cash provided by (used in) financing
       activities                                        9,864,161        3,762,907
                                                      ------------      -----------
INCREASE IN CASH AND CASH EQUIVALENTS                   (6,609,253)      (3,890,515)

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD         11,507,283       11,889,473
                                                      ------------      -----------
CASH AND CASH EQUIVALENTS,  END OF PERIOD             $  4,898,030      $ 7,998,958
                                                      ============      ===========
SUPPLEMENTAL DISCLOSURES:
  Transfer from loans to foreclosed real estate       $    843,477      $   239,729
  Loans to facilitate the sale of foreclosed real
    estate                                                      $0               $0

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies: The significant accounting policies followed by Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 1996.
The results of operations for the three and six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2. Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts of Cooperative Bankshares, Inc., Cooperative Bank For Savings, Inc.,
SSB and its wholly owned subsidiary, CS&L Services, Inc. All significant intercompany items have been eliminated.

3. SFAS 130: In June 1997, SFAS 130, "Reporting Comprehensive Income" was issued and is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires the disclosure of an amount that represents total comprehensive income and the components of comprehensive income in a financial statement. The adoption of SFAS 130 is not expected to have a material impact on the financial statements of the Company.

4. SFAS 131: In June 1997, SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" was issued and is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 establishes standards for determining an entry's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 in not expected to have a material impact on the financial statements of the Company.

5. Earnings Per Share: Earnings per share are calculated by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares consist of stock options issued and outstanding. In determining the number of equivalent shares outstanding, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with a portion of the proceeds from the assumed exercise of the common stock options.

     The Company will adopt Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" on December 31, 1997. SFAS No. 128 requires the Company to change its method for computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128.

     If the Company had adopted SFAS No. 128 for the period ended
June 30, 1997, the following computation would have been presented on the consolidated statements of income:



                                       Three Months          Six Months
                                     Ended June 30,        Ended June 30,
                                     ----------------     ----------------
                                     1997       1996      1997       1996
                                     ------------------   ----------------
                                     (In thousands, except per share data)
Basic income per common share:
  Net Income                       $  543,179 $  298,107 $ 1,126,599 $  557,963
  Weighted average common shares
    outstanding                     1,487,311  1,491,698   1,485,338  1,491,698
  Basic income per common share       $  0.37     $ 0.20       $0.76      $0.37

Dilutive income per common share:
  Net Income                       $  543,179 $  298,107 $ 1,126,599 $  557,963
  Weighted average common shares
    outstanding                     1,487,311  1,491,698   1,485,338  1,491,698
  Dilutive effect of stock options    101,573     95,884     100,942     96,621
                                   ---------- ---------- ----------- ----------
  Total shares                      1,588,884  1,587,582   1,586,280  1,588,319
  Dilutive income per common share    $  0.34     $ 0.19      $ 0.71     $ 0.35


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

     Cooperative Bank's lending activities are concentrated on the origination of conventional mortgage loans for the purpose of constructing, financing or refinancing one- to four-family residential properties. As of June 30, 1997, $261.9 million, or 92.4%, of the Bank's loan portfolio consisted of loans secured by one- to four family residential properties. Also at that date, approximately 95.3% of the Bank's total loan portfolio consisted of loans secured by residential real estate. To a lesser extent, the Bank originates multi-family, nonresidential real estate loans, home equity line of credit loans, secured and unsecured consumer and business loans. While continuing to place primary emphasis on residential mortgage loans, the Bank is taking a more aggressive position in pursuing business lending, and nonresidential real estate lending involving loans secured by small commercial properties with balances generally ranging from $100,000 to $500,000. The Bank's primary emphasis is to originate adjustable rate loans with the fixed rate loan as an option. Adjustable rate loans at June 30, 1997, were 68.4%, and fixed rate loans were 31.6% of the Bank's total loan portfolio.

INTEREST RATE SENSITIVITY ANALYSIS
     Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be analyzed using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when the amount of interest rate sensitive assets exceed the amount of interest rate sensitive liabilities. Gap is considered negative when the amount of interest rate sensitive liabilities exceed the amount of interest rate sensitive assets. At June 30, 1997, Cooperative had a one-year negative gap position of 3.1%.
During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, most of the Company's adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings, and money market deposit accounts. Experience has shown that the Company sees relatively modest repricing of these transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

LIQUIDITY
     The Company's goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses, and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, deposits, income from operations and borrowings are the main sources of liquidity. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition.
     At June 30, 1997, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately $61.7 million, which represents 19.1% of deposits and borrowed funds as compared to $68.4 million or 21.8% of deposits and borrowed funds at December 31, 1996. The decrease in liquid assets during the six months ended June 30, 1997, was primarily due to the funding of new mortgage loans.
     The Company's security portfolio consists of U.S. Government agency, mortgage-backed and other permissible securities. The mortgage-backed securities are guaranteed by the following agencies: Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), and the Government National Mortgage Association ("GNMA"). Mortgage-backed securities entitle the Company to receive a pro rata portion of the cash flows from an identified pool of mortgages. Although mortgage-backed securities generally offer lesser yields than the loans for which they are exchanged, they present substantially lower credit risk by virtue of the guarantees that back them. Mortgage-backed securities are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company.
     The Company's investment in mortgage-related securities includes collateralized mortgage obligations ("CMO"). CMOs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. At June 30, 1997, the Company's investment in CMOs totaled $15 million, or 26.9% of the securities portfolio. Of the $15 million, a $10 million CMO is guaranteed either directly or indirectly through mortgage-backed securities underlying the obligations of FNMA. This FNMA CMO has a 30 year term, floats at 155 basis points over the 30 day London Interbank Offered Rate ("LIBOR") on a monthly basis and has a lifetime interest rate cap of 8%. The remaining $5 million CMO securities were issued by Chase Mortgage Finance Corporation and represent a beneficial interest in a pool of fixed-rate one- to four-family mortgage loans. The Chase CMO has a 30 year term, floats at 180 basis points over the 30 day LIBOR on a monthly basis and has a lifetime interest rate cap of 8%.
     The Company's investment in U. S. Government agency bonds includes $5 million in Federal Home Loan Banks' Dual Indexed Consolidated Bonds maturing August 4, 2003. These bonds had an 8% interest rate from August 4, 1993, through August 3, 1995, at which time the rate was adjusted to 3.485% based on an indexing formula. Subsequent interest rates will also be based on an indexing formula and will adjust annually on February 4 and August 4. The indexing formula states that the interest rate per annum will be equal to a rate determined by the 10-Year CMT less the 6 month LIBOR plus a margin of 2.9% for August 4, 1995, increasing 30 basis points annually to 5.0% for August 4, 2005.
     The mortgage-backed and related securities owned by the Company are subject to repayment by the mortgagors of the underlying collateral at any time. These repayments may be affected by a rising or declining interest rate environment. During a rising or declining interest rate environment, repayments and the interest rate caps may subject the Company's mortgage-backed and related securities to yield and/or price volatility.
     The Company's primary uses of liquidity are to fund loans and to make investments. At June 30, 1997, outstanding off-balance sheet commitments to extend credit totaled $10.8 million, and the undisbursed portion of construction loans was $12.7 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL
     Stockholders' equity at June 30, 1997, was $26.9 million, up 5.5% from $25.5 million at December 31, 1996. The total at June 30, 1997, and December 31, 1996, includes $284 thousand and $372 thousand respectively, net of tax, of unrealized losses on securities available for sale marked to estimated fair market value under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115").
     Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks, supervised by the FDIC, must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At June 30, 1997, the Bank's ratio of Tier I capital was 7.7%. The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier 1 capital plus the balance of allowance for loan losses. At June 30, 1997, the Bank had a ratio of qualifying total capital to risk-weighted assets of 14.5%.
     The Company, as a bank holding company, is also subject, on a consolidated basis, to the capital adequacy guidelines of the Board of Governors of the Federal Reserve (the "Federal Reserve Board"). The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank.
     The Company currently exceeds all of its capital requirements. Management expects the Company to continue to exceed these capital requirements without altering current operations or strategies.

FINANCIAL CONDITION AT JUNE 30, 1997 COMPARED TO DECEMBER 31,
1996

     The Company's total assets increased 3.3% to $352.4 million at June 30, 1997, as compared to $341.3 million at December 31, 1996. The major change in the assets was a $17.9 million (6.8%) increase in loans receivable. The increase in loans during the current period were funded by retail deposits, borrowed funds, and liquid assets. The Company concentrates its lending activities on the origination of conventional mortgage loans for the purpose of the construction, financing or refinancing of one- to four-family residential properties. At June 30, 1997, over92% of the Company's loan portfolio consisted of loans secured by one- to four-family residential properties.
     The $4.8 million (1.7%) increase in retail deposits with an addition of $5 million in borrowed funds from the Federal Home
Loan Bank ("FHLB") was used in part to fund the increase in loans receivable. Borrowed funds, collateralized through an agreement with the FHLB for advances, are secured by the Company's investment in FHLB stock and qualifying first mortgage loans.
Borrowed funds at June 30, 1997, have remaining maturities from 1 to 5 years.
     The Company's non-performing assets (loans 90 days or more delinquent and foreclosed real estate) were $1.6 million, or 0.46% of assets, at June 30, 1997, compared to $1.5 million, or 0.44% of assets, at December 31, 1996. An increase in delinquent single family loans caused non-performing assets to be higher for the period ended June 30, 1997, as compared to December 31, 1996.
The Company takes an aggressive position in collecting delinquent loans to keep non-performing assets down and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. In the opinion of management, the allowance for loan losses of $815 thousand at June 30, 1997, is adequate to cover potential losses.

COMPARISON OF OPERATION RESULTS

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

NET INCOME
     Net income for the three and six month periods ended June 30, 1997, increased 82% to $543.2 thousand and 102% to $1.1 million respectively, as compared to the same periods last year. Several factors contributed to the increase in net income. Interest earning assets grew 12% and the net interest margin increased to 3.01% for the six month period ended June 30, 1997, as compared to 2.90% for the same period last year. In addition to the above, noninterest expense decreased due to a reduction in the Federal insurance premium and the elimination of goodwill amortization. The impaired goodwill was charged-off during September 1996 eliminating a $73 thousand quarterly charge to income. Charges in September 1996, by the Federal Deposit Insurance Corporation Fund ("FDIC"), to capitalize the Savings Association Assurance Fund ("SAIF"), resulted in an approximate decrease of 62% in the quarterly Federal insurance premium.

Interest Income
     Interest income increased 14.8% for the six month period ended June 30, 1997, as compared to the same period a year ago. The increase in interest income can be principally attributed to an increase in yield and the average balance of interest-earning assets as compared to the same period last year. The yield on average interest-earning assets increased to 7.52% as compared to 7.33% for the same period a year ago, and the average balance increased by 12%.
     For the three month period ended June 30, 1997, interest income increased 16.3% as compared to the same period a year ago. The increase in interest income can be principally attributed to an increase in yield and the average balance of interest-earning assets as compared to the same period last year. The yield on average interest-earning assets increased to 7.59% as compared to 7.37% for the same period a year ago, and the average balance increased by 13%.

INTEREST EXPENSE
     Interest expense increased 13.7% for the six month period ended June 30, 1997, as compared to the same period a year ago. The 12.8% increase in average interest-bearing liabilities was the major factor in causing interest expense to increase. In addition, the 277% increase in borrowed funds, used to fund the major part of the 12% increase in interest bearing assets carries a higher cost than retail deposits. This higher cost of borrowed funds at 6.41% as compared to 4.60% cost of retail deposits adversely affects the overall cost of interest-bearing liabilities. The cost of interest-bearing liabilities decreased 4 basis points to 4.82% as compared to 4.78% for the same period last year.
     For the three month period ended June 30, 1997, interest expense increased 17.9% as compared to the same period a year ago. The 14.1% increase in average interest-bearing liabilities was the major factor in causing interest expense to increase. In addition, the 298% increase in borrowed funds, used to fund the major part of the 13% increase in interest bearing assets carries a higher cost than retail deposits. This higher cost of borrowed funds at 6.46% as compared to 4.67% cost of retail deposits adversely affects the overall cost of interest-bearing liabilities. The cost of interest-bearing liabilities decreased 16 basis points to 4.89% as compared to 4.73% for the same period last year.

NET INTEREST INCOME
     Net interest income for the six and three month periods ended June 30, 1997, as compared to the same period a year ago, increased 16.4% and 14% respectively. A reduction in the Company's one-year negative gap position in which interest-bearing liabilities reprice faster than interest-earning assets had a positive effect on increasing the interest rate margin.
The one-year negative gap has been reduced to 3% at June 30, 1997, as compared to 9% for the same period last year. During the six and three month periods ended June 30, 1997, the yield on average interest-earning assets increased 19 basis points and 22 basis points respectively. For the same periods, the cost of average interest-bearing liabilities decreased 4 basis points and 16 basis points respectively.

AVERAGE YIELD/COST ANALYSIS

The following table contains information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balances of asset or liabilities, respectively, for the periods presented.

                                                  For the Quarter Ended
                                      June 30, 1997             June 30, 1996
                               --------------------------  -------------------------
(Dollars in thousands)                            Average                    Average
                               Average             Yield/  Average            Yield/
                               Balance   Interest  Cost    Balance  Interest  Cost
                               -------   -------- ------   -------  -------- -------
Interest-earning assets:
   Securities and other
     interest-earning assets  $ 33,428   $  483    5.78%   $ 31,123  $  427   5.49%
Mortgage-backed and related
  securities                    29,017      509    7.02%     30,685     514   6.70%
Loan portfolio                 278,872    5,483    7.86%    240,224   4,624   7.70%
    Total interest-earning    --------   ------            --------  ------
      assets                   341,317   $6,475    7.59%    302,032  $5,565   7.37%
                                         ------                      ------
Non-interest earning assets     10,190                       12,710
                              --------                     --------
Total assets                  $351,507                     $314,742
                              ========                     ========

Interest-bearing liabilities:
   Deposits                    278,419    3,248    4.67%    269,177   3,142   4.67%
   Borrowed funds               40,228      650    6.46%     10,095     163     6.46%
    Total interest-bearing    --------   ------            --------  ------
       liabilities             318,647   $3,898    4.89%    279,272   3,305   4.73%
                                         ------                      ------
Non-interest bearing
  liabilities                   6,320                         5,948
                             --------                      --------
    Total liabilities         324,967                       285,220
    Stockholders' equity       26,540                        29,522
Total liabilities and        --------                      --------
  stockholders' equity       $351,507                      $314,742
                             ========                      ========
Net interest income                      $2,577                      $2,260
                                         ======                      ======
Interest rate spread                               2.70%                      2.64%
                                                   ====                       ====
Net yield on interest-
  earning assets                                   3.02%                      2.99%
                                                   ====                       ====
Percentage of average interest-
   earning assets to average
   interest-bearing
   liabilities                                    107.1%                    108.1%
                                                  =====                     =====

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

                                                For the six month ended
                                      June 30, 1997             June 30, 1996
                               --------------------------  -------------------------
(Dollars in thousands)                            Average                    Average
                               Average             Yield/  Average            Yield/
                               Balance   Interest  Cost    Balance  Interest  Cost
                               -------   -------- ------   -------  -------- -------
Interest-earning assets:
   Securities and other
     interest-earning assets  $ 34,280  $   985    5.75%   $ 31,934 $   871   5.46%
Mortgage-backed and related
  securities                    29,150    1,007    6.91%     30,936   1,042   6.74%
Loan portfolio                 273,619   10,677    7.80%    238,176   9,125   7.66%
    Total interest-earning    --------  -------            -------- -------
      assets                   337,049  $12,669    7.52%    301,046 $11,038   7.33%
                                         ------                      ------
Non-interest earning assets     10,157                       12,927
                              --------                     --------
Total assets                  $347,206                     $313,973
                              ========                     ========

Interest-bearing liabilities:
   Deposits                    276,634    6,367    4.60%    268,907   6,344   4.72%
   Borrowed funds               38,092    1,221    6.41%     10,092     327     6.48%
    Total interest-bearing    --------   ------            --------  ------
       liabilities             314,726   $7,588    4.82%    278,999   6,671   4.78%
                                         ------                      ------
Non-interest bearing
  liabilities                   6,199                         5,614
                             --------                      --------
    Total liabilities         320,925                       284,613
    Stockholders' equity       26,281                        29,360
Total liabilities and        --------                      --------
  stockholders' equity       $347,206                      $313,973
                             ========                      ========
Net interest income                      $5,081                      $4,367
                                         ======                      ======
Interest rate spread                               2.70%                      2.55%
                                                   ====                       ====
Net yield on interest-
  earning assets                                   3.01%                      2.90%
                                                   ====                       ====
Percentage of average interest-
   earning assets to average
   interest-bearing
   liabilities                                    107.1%                    107.9%
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

                                          For the six months ended
                                       June 30, 1997 vs. June 30, 1997
                                            Increase (Decrease)
                                                 Due to
                                   --------------------------------------
(Dollars in thousand)              Volume     Rate   Rate/Volume    Total
                                   --------------------------------------
Interest income:
   Securities and other
     interest-earning assets     $   64      $  47    $   3      $  114
Mortgage-backed and related
  securities                        (60)        27       (2)        (35)
Loan portfolio                    1,358        169       25       1,552
                                 ------      -----    -----      ------
    Total interest-earning assets 1,362        243       26       1,631
                                 ------      -----    -----      ------
Interest expense:
   Deposits                         182       (155)      (4)         23
   Borrowed funds                   907         (4)     (10)        893
                                 ------      -----    -----      ------
    Total interest-bearing
      liabilities                 1,089       (159)     (14)        916
                                 ------      -----    -----      ------
Net interest income              $  273      $ 402    $  40      $  715
                                 ======      =====    =====      ======

Reserve for Loan Losses
     At June 30, 1997, the recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 totaled $320 thousand with a valuation allowance of $8 thousand. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a review of significant loans and lending relationships and includes the accumulation of related data. This data includes loan payment status, borrowers' financial data and borrowers' operating factors such as cash flows and operating income or loss.
     During the six month period ended June 30, 1997, the Bank had a charge to the allowance for loan losses of $52 thousand for loans on single family residential property. The Bank added $60 thousand to the provision for loan losses for the six month period June 30, 1996, bringing the balance to $815 thousand. Management considers this level to be appropriate based on lending volume, the current level of delinquencies and other nonperforming assets, overall economic conditions and other factors. Future increases to the allowance may be necessary, however, due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors.

NONINTEREST INCOME
     During the three month period ended June 30, 1997, the Bank sold $4.1 million in fixed rate mortgage loans at a gain of $12 thousand. The proceeds from the sale were used to fund new loans. The balance in real estate owned expense for both periods ended June 30, 1997 and 1996, represents operating expense and further reduction of the carrying amount of foreclosed real estate owned. Management continues to be committed to disposing of these properties in a timely manner. The other income includes service fees on loans and fee income from the deposit operations. Loan fees for the six month period ended June 30, 1997, as compared to last year decreased due to a decrease in servicing fees on sold loans. Scheduled payments and prepayments decreased sold loans. Fee income from deposit operations increased for the three month period ended June 30, 1997, due to a more aggressive position in offering checking accounts.

NONINTEREST EXPENSES
     For the six month period ended June 30, 1997, noninterest expense decreased by 4% as compared to the same period last year. The changes in noninterest expense are listed as follows. Compensation and related cost increased 6.9%. This 6.9% can be
broken down as follows:   4.9% for  new employees and normal cost
of living increases for existing employees, and 2.0% for a payment to a retiring Bank Board Of Director member. Occupancy and equipment expense increased 19.9%. This increase can be attributed to additional maintenance necessary to keep the buildings in good repair. The decrease in Federal insurance premium can be attributed to the enacted legislation in September 1996 that resulted in a reduction in the premium. Advertising increased 14.9% due to a more aggressive advertising campaign. The impaired goodwill was charged-off during September 1996 eliminating a $73 thousand quarterly charge to noninterest expense. A reduction in professional services (consultant fees, attorney fees and accounting fees) was the major component that reduced other operating expense by 9.1%.

INCOME TAXES
     The effective tax rates for the six month periods ended June 30, 1997 and 1996 approximate the statutory rate after giving effect to nontaxable interest, amortization of goodwill, other permanent tax differences, and adjustments to certain deferred tax liabilities.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable

ITEM 2.  CHANGES IN SECURITIES

     (a)  Not applicable

     (b)  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     (a)  Not applicable

     (b)  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The information required by this item was disclosed in Item
4 of the Form 10-Q for the quarter ended March 31, 1997.

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          Exhibit 11.  Computation of Earnings Per Share
          Exhibit 27.  Financial Data Schedule

     (b)  Reports on Form 8-K.
          No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COOPERATIVE BANKSHARES, INC.

Dated: August 11, 1997     /s/ Frederick Willetts, III
                           -------------------------------------
                           President and Chief Executive Officer



Dated: August 11, 1997     /s/ Edward E. Maready
                           -------------------------------------
                           Treasurer and Chief Financial Officer