Form 10-Q
period 1997-09-30
COOPERATIVE BANKSHARES INC
filed 1997-11-12
CIK 923529

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                -----------------------------------
                             FORM 10-Q


(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

                             or

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to _______

            Commission File Number: No. 0-24626
                                        -------

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


Registrant's telephone number, including area code:(910)343-0181
                                                   -------------

---------------------------------------------------------------
       Former name, former address and former fiscal year, if changed since last report.

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

2,983,396 shares at October 31, 1997
------------------------------------

                      TABLE OF CONTENTS

                                                           Page

PART I  - FINANCIAL INFORMATION

  Item 1  Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition,
          Sepember 30, 1997 and December 31, 1996            3

          Consolidated Statements of Operations for the
          three and nine months ended September 30, 1997
          and 1996                                           4

          Consolidated Statements of Cash Flows, for
          the nine months ended September 30, 1997
          and 1996                                           5

          Notes to Consolidated Financial Statements        6-7

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations    8-16

Part II   Other Information                                 17

Signatures                                                  18

PART 1-FINANCIAL INFORMATION-ITEM 1-FINANCIAL STATEMENTS
COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                              September 30,   December 31
                                                                  1997            1996
                                                              ------------     -----------
ASSETS
  Cash and cash equivalents (including interest-bearing
    deposits:
    September 1997-$1,340,777; December 1996-$9,084,216)      $  6,006,794     $ 11,507,283
  Securities:
    Available for sale                                           5,993,752        5,946,250
    Held to maturity (market value September 1997-$20,131,254;
      December 1996 - $19,705,700)                              21,046,366       21,053,628
  Mortgage-backed and related securities available for sale     28,307,746       28,824,918
  Other investments                                              2,688,200        2,435,000
  Loans receivable, net                                        287,800,092      263,312,730
  Foreclosed real estate owned                                     342,183           42,146
  Accrued interest receivable                                    2,138,750        1,917,447
  Premises and equipment, net                                    4,775,661        4,786,292
  Prepaid expenses and other assets                                435,175        1,474,164
                                                              ------------     ------------
       Total assets                                           $359,534,719     $341,299,858
                                                              ============     ============
LIABILITIES
  Deposits                                                    $289,080,716     $278,138,909
  Borrowed funds                                                40,142,115       35,145,362
  ESOP note payable                                                 84,824          289,160
  Escrow deposits                                                1,016,673          620,808
  Accrued interest payable on deposits                             142,959          351,295
  Deferred income taxes, net                                     1,104,058        1,075,883
  Accrued expenses and other liabilities                           311,298          208,891
                                                              ------------     ------------
       Total liabilities                                       331,882,643      315,830,308

STOCKHOLDERS' EQUITY
  Preferred stock, $1 par value, 3,000,000 shares
    authorized, none issued and outstanding                         -               -
  Common stock, $1.00 par value, 7,000,000 shares authorized,
    2,983,396 and 1,491,698 shares issued and outstanding,
    respectively                                                 2,983,396        1,491,698
  Additional paid-in capital                                     6,014,775        6,003,111
  Unearned ESOP shares                                             (84,824)        (289,160)
  Net unrealized gain (loss) on securities available for sale      (57,999)        (372,265)
  Retained earnings                                             18,796,728       18,636,166
                                                              ------------     ------------
       Total stockholders' equity                               27,652,076       25,469,550
                                                              ------------     ------------
       Total liabilities and stockholders' equity             $359,534,719     $341,299,858
                                                              ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                          ----------------------   ----------------------
                                           1997         1996        1997        1996
                                          ------      ---------   --------    ---------
INTEREST INCOME
  Loans receivable                      $5,668,139  $4,796,711  $16,345,483  $13,921,737
  Mortgage-backed and related
    securities                             489,269     507,065    1,496,051    1,548,876
  Securities                               469,405     452,303    1,454,717    1,323,246
                                        ----------  ----------  -----------  -----------
       Total interest income             6,626,813   5,756,079   19,296,251   16,793,859
                                        ----------  ----------  -----------  -----------
INTEREST EXPENSE
  Deposits                               3,373,143   3,156,209    9,739,972    9,500,562
  Borrowed funds                           661,122     251,500    1,881,821      578,361
                                        ----------  ----------  -----------  -----------
       Total interest expense            4,034,265   3,407,709   11,621,793   10,078,923
                                        ----------  ----------  -----------  -----------

NET INTEREST INCOME                      2,592,548   2,348,370    7,674,458    6,714,936
  Provision for  loan losses                30,000      79,689       90,000      119,689
                                        ----------  ----------  -----------  -----------
       Net interest income after
         provision for loan losses       2,562,548   2,268,681    7,584,458    6,595,247
                                        ----------  ----------  -----------  -----------
Noninterest Income
  Net gain on sale of other
    investments                                  0      45,941            0       45,941
  Net gain on sale of loans and
    mortgage-backed and related
    securities                                   0           0       12,115            0
  Net real estate owned income
    (expenses)                             (13,339)     (4,261)     (12,059)     (38,223)
  Other income, net                        160,131     148,934      419,725      413,573
                                        ----------  ----------  -----------  -----------
       Total noninterest income            146,792     190,614      419,781      421,291
                                        ----------  ----------  -----------  -----------
Noninterest Expenses
  Compensation and fringe benefits       1,009,624     892,605    2,987,222    2,741,945
  Occupancy and equipment                  354,514     313,518    1,075,585      914,786
  Federal insurance premiums                43,759     175,556      174,486      525,257
  Federal insurance special assessment           0   1,782,810            0    1,782,810
  Advertising                              129,595      83,846      287,680      221,448
  Amortization of goodwill                       0      73,018            0      219,052
  Charge-off impaired goodwill                   0   3,359,791            0    3,359,791
  Other operating expense                  301,428     225,712      790,616      763,801
                                        ----------  ----------  -----------  -----------
       Total noninterest expenses        1,838,920   6,906,856    5,315,589   10,528,890
                                        ----------  ----------  -----------  -----------
Income (loss) before income taxes          870,420  (4,447,561)   2,688,650   (3,512,352)
Income tax expense (benefit)               344,758    (110,500)   1,036,388      266,746
                                        ----------  ----------  -----------  -----------
Net Income (loss)                       $  525,662 ($4,337,061) $ 1,652,262  ($3,779,098)
                                        ==========  ==========  ===========  ===========
Earnings (loss) per:
  Common share                                         ($1.45)                    ($1.27)
  Common and common share equivalent    $     0.16              $      0.52
  Common share - assuming full dilution $     0.16              $      0.52

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES,  INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             Nine Months Ended
                                                                September 30,
                                                             1997            1996
                                                        ------------     -----------
OPERATING ACTIVITIES:
  Net income (loss)                                      $1,652,262      ($3,779,098)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Goodwill impairment                                           -        3,359,791
    Net accretion, amortization, and depreciation           407,889          609,617
    Gain on sale of other investments                             -          (45,941)
    Gain on sale of loans and mortgage-backed and
      related securities                                    (12,115)               -
    Provision (benefit) for deferred income taxes          (197,642)         168,400
    Loss on sale of property, plant and equipment               574                -
    Loss on sales of foreclosed real estate                     929           12,831
    Valuation losses on foreclosed real estate               10,653           12,800
    Provision for loan losses                                90,000          119,689
    Changes in assets and liabilities:
      Accrued interest receivable                          (221,303)        (201,725)
      Prepaid expenses and other assets                   1,023,382       (1,028,890)
      Escrow deposits                                       395,865          743,649
      Accrued interest payable on deposits                 (208,336)        (311,351)
      Accrued expenses and other liabilities                102,407        1,931,323
                                                       ------------     ------------
        Net cash provided by operating activities         3,044,565        1,591,095
                                                       ------------     ------------
INVESTING ACTIVITIES:
  Proceeds from principal repayments of mortgage-backed
   and related securities available for sale                959,523        1,481,764
  Purchases of securities                                (2,000,000)      (3,994,062)
  Proceeds from sale of securities                        2,000,000                -
  Loan originations, net of principal repayments        (29,202,019)     (19,521,943)
  Proceeds from sale of foreclosed real estate              290,232          437,524
  Proceeds from sales of loans                            4,070,113                -
  Purchases of property, plant and equipment               (357,402)        (117,918)
  Proceeds from sale of property, plant and equipment         9,139                -
  Purchases of other investments                           (253,200)               -
  Proceeds from sales of other investments                        -          404,526
                                                       ------------     ------------
     Net cash provided by (used in) investing
       activities                                       (24,483,614)     (21,310,109)
                                                       ------------     ------------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                    10,941,807        6,729,273
  Net increase (decrease) in borrowings                   4,996,753       10,057,398
                                                       ------------     ------------
     Net cash provided by (used in) financing
       activities                                        15,938,560       16,786,671
                                                       ------------     ------------
INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS        (5,500,489)      (2,932,343)

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD          11,507,283       11,889,473
                                                       ------------     ------------
CASH AND CASH EQUIVALENTS,  END OF PERIOD              $  6,006,794     $  8,957,130
                                                       ============     ============
SUPPLEMENTAL DISCLOSURES:
  Transfer from loans to foreclosed real estate        $    843,477     $    239,729
  Loans to facilitate the sale of foreclosed real
    estate                                             $    230,850     $          0

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies: The significant accounting policies followed by Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included.
The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 1996. The results of operations for the three and nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

4. SFAS 131: In June 1997, SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" was issued and is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

5. Earnings Per Share: On August 25, 1997, the Board of Directors declared a two for one (2 for 1) stock split in the form of a 100% stock dividend on the bank's outstanding common stock. The stock split was payable on September 22, 1997, to stockholders of record as of September 8, 1997. As a result of this dividend, the number of outstanding common stock shares increased to 2,983,396 shares. Earnings per share are calculated by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding after giving retroactive effect for any stock dividends and splits. Common equivalent shares consist of stock options issued and outstanding. In determining the number of equivalent shares outstanding, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options.

     The Company will adopt Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" on December 31, 1997. SFAS No. 128 requires the Company to change its method for computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128.

     If the Company had adopted SFAS No. 128 for the period ended September 30, 1997, the following computation would have been presented on the consolidated statements of income:

                                     Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                    ------------------     ----------------------
                                       1997       1996       1997          1996
                                    ------------------     ----------------------
                                    (In thousands, except per share data)
Basic income per common share:
  Net Income (loss)                 $  525,662 ($4,337,061) $1,652,262 ($3,779,098)
  Weighted average common shares
    outstanding                      2,974,622   2,983,396   2,971,991   2,983,396
  Basic income per common share
    (loss)                             $  0.18      ($1.45)      $0.56      ($1.27)

Dilutive income per common share:
  Net Income (loss)                 $  525,662 ($4,337,061) $1,652,262 ($3,779,098)
  Weighted average common shares
    outstanding                      2,974,622   2,983,396   2,971,991   2,983,396
  Dilutive effect of stock options     219,726                 207,855
                                    ----------  ----------  ----------  ----------
  Total shares                       3,194,348   2,983,396   3,179,846   2,983,396
  Dilutive income per common share
    (loss)                             $  0.16      ($1.45)    $  0.52      ($1.27)

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

MANAGEMENT STRATEGY
     It is the mission of the Company to provide the maximum in safety and security for our depositors, an equitable rate of return for our stockholders, excellent service for our customers, and to do so while operating in a fiscally sound and conservative manner, with fair pricing of our products and services, good working conditions, outstanding training and opportunities for our staff, along with a high level of corporate citizenship.
     Cooperative Bank's lending activities are concentrated on the origination of conventional mortgage loans for the purpose of constructing, financing or refinancing one- to four-family residential properties. As of September 30, 1997, $267.1 million, or 92.1%, of the Bank's loan portfolio consisted of loans secured by one- to four family residential properties. Also at that date, approximately 95.2% of the Bank's total loan portfolio consisted of loans secured by residential real estate. To a lesser extent, the Bank originates multi-family, nonresidential real estate loans, home equity line of credit loans, secured and unsecured consumer and business loans. While continuing to place primary emphasis on residential mortgage loans, the Bank is taking a more aggressive position in pursuing business lending, and nonresidential real estate lending involving loans secured by small commercial properties with balances generally ranging from $100,000 to $1,000,000. The Bank's primary emphasis is to originate adjustable rate loans with the fixed rate loan as an option. Adjustable rate loans at September 30, 1997, were 67.1%, and fixed rate loans were 32.9% of the Bank's total loan portfolio.

INTEREST RATE SENSITIVITY ANALYSIS
     Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates.

To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be analyzed using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when the amount of interest rate sensitive assets exceed the amount of interest rate sensitive liabilities. Gap is considered negative when the amount of interest rate sensitive liabilities exceed the amount of interest rate sensitive assets. At September 30, 1997, Cooperative had a one-year negative gap position of 7.5%.
During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, most of the Company's adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings, and money market deposit accounts.
Experience has shown that the Company sees relatively modest repricing of these transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

LIQUIDITY
     The Company's goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses, and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, deposits, income from operations and borrowings are the main sources of liquidity. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition.
     At September 30, 1997, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately $63.1 million, which represents 19.2% of deposits and borrowed funds as compared to $68.4 million or 21.8% of deposits and borrowed funds at December 31, 1996. The decrease in liquid assets during the nine months ended September 30, 1997, was primarily due to the funding of new mortgage loans.
     The Company's security portfolio consists of U.S.
Government agency, mortgage-backed and other permissible securities. The mortgage-backed securities are guaranteed by the following agencies: Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), and the Government National Mortgage Association ("GNMA"). Mortgage-backed securities entitle the Company to receive a pro rata portion of the cash flows from an identified pool of mortgages. Although mortgage-backed securities generally offer lesser yields than the loans for which they are exchanged, they present substantially lower credit risk by virtue of the guarantees that back them. Mortgage-backed securities are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company.
     The Company's investment in mortgage-related securities includes collateralized mortgage obligations ("CMO"). CMOs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. At September 30, 1997, the Company's investment in CMOs totaled $15 million, or 27.1% of the securities portfolio. Of the $15 million, a $10 million CMO is guaranteed either directly or indirectly through mortgage-backed securities underlying the obligations of FNMA. This FNMA CMO has a 30 year term, floats at 155 basis points over the 30 day London Interbank Offered
Rate ("LIBOR") on a monthly basis and has a lifetime interest rate cap of 8%. The remaining $5 million CMO securities were issued by Chase Mortgage Finance Corporation and represent a beneficial interest in a pool of fixed-rate one- to four-family mortgage loans. The Chase CMO has a 30 year term, floats at 180 basis points over the 30 day LIBOR on a monthly basis and has a lifetime interest rate cap of 8%.
     The Company's investment in U. S. Government agency bonds includes $5 million in Federal Home Loan Banks' Dual Indexed Consolidated Bonds maturing August 4, 2003. These bonds had an 8% interest rate from August 4, 1993, through August 3, 1995, at which time the rate was adjusted to 3.485% based on an indexing formula. Subsequent interest rates will also be based on an indexing formula and will adjust annually on February 4 and August 4. The indexing formula states that the interest rate per annum will be equal to a rate determined by the 10-Year CMT less the 6 month LIBOR plus a margin of 2.9% for August 4, 1995, increasing 30 basis points annually to 5.0% for August 4, 2005.
     The mortgage-backed and related securities owned by the Company are subject to repayment by the mortgagors of the underlying collateral at any time. These repayments may be affected by a rising or declining interest rate environment. During a rising or declining interest rate environment, repayments and the interest rate caps may subject the Company's mortgage-backed and related securities to yield and/or price volatility.
     The Company's primary uses of liquidity are to fund loans and to make investments. At September 30, 1997, outstanding off-balance sheet commitments to extend credit totaled $15.1 million, and the undisbursed portion of construction loans was $13.3 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL
     Stockholders' equity at September 30, 1997, was $27.7 million, up 8.6% from $25.5 million at December 31, 1996. The total at September 30, 1997, and December 31, 1996, includes $58 thousand and $372 thousand respectively, net of tax, of unrealized losses on securities available for sale marked to estimated fair market value under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115").
     Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks, supervised by the FDIC, must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At September 30, 1997, the Bank's ratio of Tier I capital was 7.7%. The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier 1 capital plus the balance of allowance for loan losses. At September 30, 1997, the Bank had a ratio of qualifying total capital to risk-weighted assets of 14.6%.
     The Company, as a bank holding company, is also subject, on a consolidated basis, to the capital adequacy guidelines of the Board of Governors of the Federal Reserve (the "Federal Reserve Board"). The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank.
     The Company currently exceeds all of its capital requirements. Management expects the Company to continue to exceed these capital requirements without altering current operations or strategies.

FINANCIAL CONDITION AT SEPTEMBER 30, 1997 COMPARED TO DECEMBER
31, 1996

     The Company's total assets increased 5.3% to $359.5 million at September 30, 1997, as compared to $341.3 million at December 31, 1996. The major change in the assets was a $24.5 million (9.3%) increase in loans receivable. The increase in loans during the current period were funded by retail deposits, borrowed funds, and liquid assets. The Company concentrates its lending activities on the origination of conventional mortgage loans for the purpose of the construction, financing or refinancing of one- to four-family residential properties. At September 30, 1997, over 92% of the Company's loan portfolio consisted of loans secured by one- to four-family residential properties.
     The $10.9 million (3.9%) increase in retail deposits with an addition of $5 million in borrowed funds from the Federal Home Loan Bank ("FHLB") was used in part to fund the increase in loans receivable. Borrowed funds, collateralized through an agreement with the FHLB for advances, are secured by the Company's investment in FHLB stock and qualifying first mortgage loans. Borrowed funds at September 30, 1997, have remaining maturities from 11 months to 5 years.
     The Company's non-performing assets (loans 90 days or more delinquent and foreclosed real estate) were $769 thousand, or 0.21% of assets, at September 30, 1997, compared to $1.5 million, or 0.44% of assets, at December 31, 1996. The Company takes an aggressive position in collecting delinquent loans to keep non-performing assets down and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. In the opinion of management, the allowance for loan losses of $841 thousand at September 30, 1997, is adequate to cover potential losses.

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

NET INCOME (LOSS)
     Net income for the three and nine month periods ended September 30, 1997, was $525.7 thousand and $1.7 million respectively, as compared to a loss for the same periods last year. Several factors contributed to the increase in net income. Interest earning assets grew 11.7% and the net interest margin increased to 3.01% for the nine month period ended September 30, 1997, as compared to 2.94% for the same period last year. In addition to the above, noninterest expense decreased due to a reduction in the Federal insurance premium and the elimination of goodwill amortization. The impaired goodwill was charged-off during September 1996 eliminating a $73 thousand quarterly charge to income. Charges in September 1996, by the Federal Deposit Insurance Corporation Fund ("FDIC"), to capitalize the Savings Association Assurance Fund ("SAIF"), resulted in an approximate decrease of 62% in the quarterly Federal insurance premium.

     The net loss of $4.3 million and $3.8 million for the three and nine month periods ended September 30, 1996, respectively, was the direct result of one-time special charges. The effect of the SAIF assessment was to reduce the Company's net income for the quarter ended September 30, 1996, by $1.8 million. In addition to the SAIF assessment, the Company recognized a charge-off of impaired goodwill of $3.4 million to non-interest expense during the quarter ended September 30, 1996. Excluding the one-time special assessment for deposit insurance of $1.8 million and a charge-off of goodwill of $3.4 million, net income for the three and nine month periods ended September 30, 1996, would have been $407 thousand and $965 thousand respectively.

INTEREST INCOME
     Interest income increased 14.9% for the nine month period ended September 30, 1997, as compared to the same period a year ago. The increase in interest income can be principally attributed to an increase in yield and the average balance of interest-earning assets as compared to the same period last year. The yield on average interest-earning assets increased to 7.57% as compared to 7.36% for the same period a year ago, and the average balance increased by 11.7%.
     For the three month period ended September 30, 1997, interest income increased 15.1% as compared to the same period a year ago. The increase in interest income can be principally attributed to an increase in yield and the average balance of interest-earning assets as compared to the same period last year. The yield on average interest-earning assets increased to 7.66% as compared to 7.41% for the same period a year ago, and the average balance increased by 11.3%.

INTEREST EXPENSE
     Interest expense increased 15.3% for the nine month period ended September 30, 1997, as compared to the same period a year ago. The 12.5% increase in average interest-bearing liabilities was the major factor in causing interest expense to increase.
In addition, the 225% increase in borrowed funds, used to fund the major part of the 11.7% increase in interest bearing assets, carries a higher cost than retail deposits. This higher cost of borrowed funds at 6.47% as compared to 4.66% cost of retail deposits, adversely affects the overall cost of interest-bearing liabilities. The cost of interest-bearing liabilities increased 12 basis points to 4.89% as compared to 4.77% for the same period last year.
     For the three month period ended September 30, 1997, interest expense increased 18.4% as compared to the same period a year ago. The 12% increase in average interest-bearing liabilities was the major factor in causing interest expense to increase. In addition, the 157% increase in borrowed funds, used to fund the major part of the 11.3% increase in interest bearing assets carries a higher cost than retail deposits. This higher cost of borrowed funds at 6.57% as compared to 4.79% cost of retail deposits adversely affects the overall cost of interest-bearing liabilities. The cost of interest-bearing liabilities increased 27 basis points to 5.01% as compared to 4.74% for the same period last year.

NET INTEREST INCOME
     Net interest income for the nine and three month periods ended September 30, 1997, as compared to the same period a year ago, increased 12.3% and 10.4% respectively. During the nine and three month periods ended September 30, 1997, the yield on average interest-earning assets increased 21 basis points and 25 basis points respectively. For the same periods, the cost of average interest-bearing liabilities increased 12 basis points and 27 basis points respectively.

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

                                                  For the Quarter Ended
                                  September 30, 1997          September 30, 1996
                               --------------------------  -------------------------
(Dollars in thousands)                            Average                    Average
                               Average             Yield/  Average            Yield/
                               Balance   Interest  Cost    Balance  Interest  Cost
                               -------   -------- ------   -------  -------- -------
Interest-earning assets:
   Securities and other
     interest-earning assets  $ 32,550   $  469    5.76%   $ 31,968  $  452   5.66%
Mortgage-backed and related
  securities                    28,698      489    6.82%     30,097     507   6.74%
Loan portfolio                 284,716    5,668    7.96%    248,767   4,797   7.71%
    Total interest-earning    --------   ------            --------  ------
      assets                   345,964   $6,626    7.66%    310,832  $5,756   7.41%
                                         ------                      ------
Non-interest earning assets     10,792                       12,675
                              --------                     --------
Total assets                  $356,756                     $323,507
                              ========                     ========

Interest-bearing liabilities:
   Deposits                    281,928    3,373    4.79%    272,040   3,156   4.64%
   Borrowed funds               40,227      661    6.57%     15,631     252     6.45%
    Total interest-bearing    --------   ------            --------  ------
       liabilities             322,155   $4,034    5.01%    287,671   3,408   4.74%
                                         ------                      ------
Non-interest bearing
  liabilities                    7,328                        6,102
                              --------                     --------
    Total liabilities          329,483                      293,773
    Stockholders' equity        27,273                       29,734
Total liabilities and         --------                     --------
  stockholders' equity        $356,756                     $323,507
                              ========                     ========
Net interest income                      $2,592                      $2,348
                                         ======                      ======
Interest rate spread                               2.65%                      2.67%
                                                   ====                       ====
Net yield on interest-
  earning assets                                   3.00%                      3.02%
                                                   ====                       ====
Percentage of average interest-
   earning assets to average
   interest-bearing
   liabilities                                    107.4%                    108.1%
                                                  =====                     =====

                             13

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

                                              For the nine month ended
                                   September 30, 1997         September 30, 1996
                               --------------------------  -------------------------
(Dollars in thousands)                            Average                    Average
                               Average             Yield/  Average            Yield/
                               Balance   Interest  Cost    Balance  Interest  Cost
                               -------   -------- ------   -------  -------- -------
Interest-earning assets:
   Securities and other
     interest-earning assets  $ 33,704  $ 1,455    5.76%   $ 31,945 $ 1,323   5.52%
Mortgage-backed and related
  securities                    29,000    1,496    6.88%     30,657   1,549   6.74%
Loan portfolio                 277,318   16,345    7.86%    241,706  13,922   7.68%
    Total interest-earning    --------  -------            -------- -------
      assets                   340,022  $19,296    7.57%    304,308 $16,794   7.36%
                                        -------                     -------
Non-interest earning assets     10,368                       12,843
                              --------                     --------
Total assets                  $350,390                     $317,151
                              ========                     ========

Interest-bearing liabilities:
   Deposits                    278,399    9,740    4.66%    269,951   9,501   4.69%
   Borrowed funds               38,804    1,882    6.47%     11,938     578     6.46%
    Total interest-bearing    --------  -------            -------- -------
       liabilities             317,203  $11,622    4.89%    281,889 $10,079   4.77%
                                        -------                     -------
Non-interest bearing
  liabilities                   6,575                         5,777
                             --------                      --------
    Total liabilities         323,778                       287,666
    Stockholders' equity       26,612                        29,485
Total liabilities and        --------                      --------
  stockholders' equity       $350,390                      $317,151
                             ========                      ========
Net interest income                     $ 7,674                     $ 6,715
                                        =======                     =======
Interest rate spread                               2.68%                      2.59%
                                                   ====                       ====
Net yield on interest-
  earning assets                                   3.01%                      2.94%
                                                   ====                       ====
Percentage of average interest-
   earning assets to average
   interest-bearing
   liabilities                                    107.2%                     108.0%
                                                  =====                      =====

                             14

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

                                          For the nine months ended
                                  September 30, 1996 vs. September 30, 1997
                                            Increase (Decrease)
                                                 Due to
                                   --------------------------------------
(Dollars in thousand)              Volume     Rate   Rate/Volume    Total
                                   --------------------------------------
Interest income:
   Securities and other
     interest-earning assets     $   73      $  56    $   3      $  132
Mortgage-backed and related
  securities                        (84)        33       (2)        (53)
Loan portfolio                    2,051        324       48       2,423
                                 ------      -----    -----      ------
    Total interest-earning
      assets                      2,040        413       49       2,502
                                 ------      -----    -----      ------
Interest expense:
   Deposits                         297        (56)      (2)        239
   Borrowed funds                 1,301          1        2       1,304
                                 ------      -----    -----      ------
    Total interest-bearing
      liabilities                 1,598        (55)       0       1,543
                                 ------      -----    -----      ------
Net interest income              $  442      $ 468    $  49      $  959
                                 ======      =====    =====      ======

RESERVE FOR LOAN LOSSES
     During the nine month period ended September 30, 1997, the Bank had a charge to the allowance for loan losses of $56 thousand. The Bank added $90 thousand to the provision for loan losses for the nine month period September 30, 1997, bringing the balance to $841 thousand. Management considers this level to be appropriate based on lending volume, the current level of delinquencies and other nonperforming assets, overall economic conditions and other factors. Future increases to the allowance may be necessary, however, due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors.

NONINTEREST INCOME
     During the nine month period ended September 30, 1997, the Bank sold $4.1 million in fixed rate mortgage loans at a gain of $12 thousand. The proceeds from the sale were used to fund new loans. The balance in real estate owned expense for both periods ended September 30, 1997 and 1996, represents operating expense and further reduction of the carrying amount of foreclosed real estate owned. Management continues to be committed to disposing of these properties in a timely manner. The other income includes service fees on loans and fee income from the deposit operations. Loan fees for the nine month period ended September 30, 1997, as compared to last year decreased due to a decrease in servicing fees on sold loans.
Fee income from deposit operations increased for the nine month period ended September 30, 1997, due to a more aggressive position in offering checking accounts.

NONINTEREST EXPENSES
     With the exception of the one time FDIC assessment of $1.8 million and the goodwill charges of $3.6 million, for the nine month period ended September 30, 1996, noninterest expense decreased 1.3% for the nine month period ended September 30, 1997, as compared to the same period last year. The changes in noninterest expense are listed as follows. Compensation and related cost increased 8.9%. This 8.9% can be broken down as
follows:   7.9% for  new employees and normal cost of living
increases for existing employees, and 1.0% for a payment to a retiring member of the Company's Board Of Directors. Occupancy and equipment expense increased 17.6%. This increase can be attributed to additional maintenance necessary to keep the Bank's buildings and equipment in good repair. The 66.8% decrease in Federal insurance premium can be attributed to the enacted legislation in September 1996 that resulted in a reduction in the premium. Advertising increased 29.9% due to a more aggressive advertising campaign. The impaired goodwill was charged-off during September 1996 eliminating a $73 thousand quarterly charge to noninterest expense. An increase in professional services (consultant fees, attorney fees and accounting fees) was the major component that increased other operating expense by 3.5%.

INCOME TAXES
     The effective tax rates for the nine month periods ended September 30, 1997 and 1996 approximate the statutory rate after giving effect to nontaxable interest, amortization of goodwill, other permanent tax differences, and adjustments to certain deferred tax liabilities.

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

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          Exhibit 11.  Computation of Earnings Per Share
          Exhibit 27.  Financial Data Schedule

     (b)  Reports on Form 8-K.
          No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COOPERATIVE BANKSHARES, INC.

Dated: October 10, 1997    /s/ Frederick Willetts, III
                           -------------------------------------
                           President and Chief Executive Officer



Dated: October 10, 1997    /s/ Edward E. Maready
                           -------------------------------------
                           Treasurer and Chief Financial Officer