Form 10-K
period 1997-12-31
COOPERATIVE BANKSHARES INC
filed 1998-03-30
CIK 923529

        SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C.  20549


                     FORM 10-K

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997    Commission File
                                               Number:  0-24626


[  ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF
     1934

For the Transition Period from __________ to __________


                    COOPERATIVE BANKSHARES, INC.
       -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

      North Carolina                          56-1886527
-------------------------------            -------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

201 Market Street, Wilmington, North Carolina          28401
---------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


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
                          ------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

As of February 10, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the National Association of Securities Dealers, Inc. Automated Quotation National Market was $50,869,376 (2,481,433 shares at $20.50 per share). For purposes of this calculation, directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are treated as affiliates.

As of February 10, 1998 there were issued and outstanding
2,984,396 shares of the registrant's common stock.

               DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of Annual Report to Stockholders for the Fiscal Year
Ended December 31, 1997.  (Parts I and II)

2.  Portions of Proxy Statement for the 1998 Annual Meeting of
Stockholders.  (Part III)

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

    COOPERATIVE BANK. Cooperative Bank was organized as a North Carolina-chartered building and loan association in 1898. The Bank has been a member of the Federal Home Loan Bank System since 1933 and its deposits have been federally insured since 1940. In August 1991, the Bank converted to a North Carolina-chartered stock savings and loan association and on October 1, 1992, the Bank converted from a North Carolina-chartered savings and loan association to a North Carolina-chartered stock savings bank. The Bank's deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 1997, Cooperative Bank had total assets of $369.1 million, deposits of $288.7 million and stockholders' equity of $28.3 million.

    The Bank is chartered under the laws of the state of North Carolina to engage in general banking business. Cooperative Bank offers a wide range of retail banking services including deposit services, banking cards and alternative investments products. These funds are used for the extension of credit through home loans, commercial loans and other installment credit such as home equity, auto and boat loans and check reserve.

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

MARKET AREA

    Cooperative Bank considers its primary market area to be the communities of eastern North Carolina extending from the Virginia to the South Carolina borders. The market is generally segmented into the coastal communities and the inland areas. The economies of the coastal communities (concentrated in Dare, Carteret, Currituck, Onslow, Pender, New Hanover and Brunswick Counties) are seasonal and largely dependent on the summer tourism industry. The economy of Wilmington (the largest city in the market area), a historic seaport with a population of approximately 65,000, is also reliant upon summer tourism but is diversified into the chemicals, shipping, aircraft engines, nuclear fuels, and fiber optics industries. Wilmington also serves as a regional retail center. The inland communities served by the Bank (concentrated in Bladen, Brunswick, Columbus, Duplin, Hyde, Martin, Beaufort and Pender Counties) are largely service areas for the agricultural activities in eastern North Carolina.

LENDING ACTIVITIES

    GENERAL. Cooperative Bank's lending activities are concentrated on the origination of conventional mortgage loans for the purpose of constructing, financing or refinancing one- to four family residential properties. As of December 31, 1997, $272.3 million, or 88.5%, of the Bank's loan portfolio consisted of loans collateralized by one-to-four family residential properties. At that date, approximately 91.6% of the Bank's total loan portfolio consisted of loans collateralized by residential real estate. To a lesser extent, the Bank originates multi-family and nonresidential real estate loans, home equity lines of credit loans and consumer loans. While continuing to place primary emphasis on residential mortgage loans, the Bank continues to be active in its nonresidential real estate lending, involving loans secured by small commercial properties with balances generally ranging from $100,000 to $1,000,000. See " -- Loans Secured by Nonresidential Real Estate." The Bank's primary emphasis is to originate adjustable rate loans with the fixed rate loan as an option. As of December 31, 1997, before the loan loss reserve, adjustable rate loans totaled $208.3 million, or 67.7%, and fixed rate loans totaled $99.3 million, or 32.3%, of the Bank's total net loan portfolio.

    ANALYSIS OF LOAN PORTFOLIO. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of collateral on the dates indicated.


                                                                 At December 31,
                                                ---------------------------------------------------
                                                       1997            1996               1997
                                                ---------------  ---------------   ----------------
                                                Amount      %    Amount      %     Amount       %
                                                ------    -----  ------    -----   ------      ----
Mortgage loans secured by real estate:
  1-4 family residential properties. . . . .   $232,977  81.26%  $226,765  86.12%  $203,577   87.00%
  Multi-family (5 or more) residential
    properties. . . . . . . . . . . . .  . .      4,835   1.69      4,959   1.88      5,185    2.21
  Nonresidential property. . . . . . . . . .      4,891   1.71      5,205   1.98      7,145    3.05
  1-4 family residential properties under
    construction . . . . . . . . . . . . . .     24,908   8.69     23,152   8.79     17,684    7.56
  Multi-family (5 or more) residential
    property under construction. . . . . . .         --     --        267    .10         --      --
  Nonresidential properties under
    construction . . . . . . . . . . . . . .        469    .16        752    .29        698     .30

Installment loans secured by real estate:
  1-4 family residential properties (1). . .     12,134   4.23      8,820   3.35%     5,368    2.29
  Multi-family (5 or more) residential
    properties . . . . . . . . . . . . . . .      1,442    .50        212    .08         --      --
  Nonresidential property. . . . . . . . . .      4,526   1.58        475    .18         --      --
  1-4 family residential properties under
    construction . . . . . . . . . . . . . .      2,327    .81         --     --         --      --
  Multi-family (5 or more) residential
    property under construction. . . . . . .      2,996   1.05      2,400    .91         --      --
  Nonresidential properties under
    construction . . . . . . . . . . . . . .      7,868   2.74         --     --         --      --
Consumer loans, secured and unsecured. . . .      4,397   1.53      3,564   1.35      3,351    1.43
Business loans, secured and unsecured. . . .      2,586    .90        510    .19         --      --
Business and consumer loans, secured and
  unsecured under construction . . . . . . .      1,213    .42        525    .20         --      --
                                               -------- ------   -------- ------   --------  ------
       Total loans . . . . . . . . . . . . .    307,569 107.27    277,606 105.42    243,008  103.84
                                               -------- ------   -------- ------   --------  ------
Less:
  Undisbursed portion of construction
    loans. . . . . . . . . . . . . . . . . .     18,729   6.53     12,205   4.63      6,958    2.97
  Discounts and other. . . . . . . . . . . .      1,274    .44      1,281    .49      1,305     .56
  Loan loss reserve. . . . . . . . . . . . .        874    .30        807    .30        737     .31
                                               -------- ------   -------- ------   --------  ------
      Net loans. . . . . . . . . . . . . . .   $286,692 100.00%  $263,313 100.00%  $234,008  100.00%
                                               ======== ======   ======== ======   ========  ======

___________
(1) Includes residential 1-4 family home equity loans.

    RESIDENTIAL REAL ESTATE LOANS. The Bank's primary lending activity consists of the origination of one-to four family residential mortgage loans collateralized by property located in its market area. While a majority of the Bank's residential real estate loans are collateralized by owner-occupied primary residences, the Bank's portfolio also includes some second home and investor properties. The Bank also originates residential lot loans collateralized by vacant lots located in approved subdivisions.

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

    Cooperative Bank also originates loans secured by multi-family properties. At December 31, 1997, the Bank had
$9.3 million of such loans, representing 3.0% of its total loan portfolio. These loans are primarily secured by apartment buildings located in the Bank's market area.

    CONSTRUCTION LOANS. The Bank originates loans to finance the construction of one- to four and multi-family dwellings, housing developments and condominiums. Construction loans amounted to approximately $39.8 million, or 12.9%, of the Bank's total loan portfolio at December 31, 1997. In recent years, the Bank has emphasized the origination of construction loans in response to the significant demand for such loans by borrowers engaged in building and development activities in the growing communities of its market area. Substantially all of the Bank's construction loans are structured to be converted to permanent loans at the end of the construction phase. At the time the loan is converted to a permanent loan and assumed by the ultimate purchaser, the Bank underwrites the creditworthiness of the ultimate purchaser prior to approving the assumption, when the original borrower is released from liability. Construction/ permanent loans have either fixed or adjustable rates and have terms of up to 30 years. Occasionally, the Bank will make short term construction loans which have fixed rates and terms of up to 12 months. These loans are generally made in amounts up to 80% of appraised value. Loan proceeds generally are disbursed in increments as construction progresses and as inspections warrant.

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

    The following table sets forth certain information as of December 31, 1997 regarding the dollar amount of construction loans secured by real estate and real estate mortgage loans maturing in the Bank's portfolio based on their contractual terms to maturity. The majority of these loans have provisions to convert to permanent loans upon completion of construction. For further information, see Note 5 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 1997 (the "Annual Report").

                                          Due During the
                                            Year Ended
                                           December 31,
                                               1998
                                         ---------------
                                         (In thousands)
    Real estate - construction
      Residential. . . . . . . . . . . .   $30,231
      Nonresidential . . . . . . . . . .     8,337
      Business and Industrial. . . . . .     1,213
                                           -------
         Total . . . . . . . . . . . . .   $39,781
                                           =======

    LOANS SECURED BY NONRESIDENTIAL REAL ESTATE. Loans secured by nonresidential real estate constituted approximately $17.8 million, or 5.8%. of the Bank's total loans at December 31, 1997. The Bank originates both construction loans and permanent loans on nonresidential properties. Nonresidential real estate loans are generally made in amounts up to 75% of the lesser of appraised value or purchase price of the property and have generally been made in amounts under $2.0 million. The Bank's permanent nonresidential real estate loans are secured by improved property such as office buildings, retail centers, warehouses, and other types of buildings located in the Bank's primary market area. Nonresidential real estate loans are either fixed or variable rate. The variable rate loans have interest rates tied to prime or the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of one year.

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

    CONSUMER LENDING. At December 31, 1997, the Bank's consumer loan portfolio totaled approximately $4.4 million, representing 1.4% of the Bank's total loans receivable. Approximately $1.8 million was secured by the borrower's savings deposits. Other consumer loans including automobile, home improvement, boat and personal loans totaled approximately $2.6 million as of December 31, 1997. The Bank also offers home equity loans, which are made for terms of up to 15 years at adjustable interest rates. As of December 31, 1997, the Bank's home equity loan portfolio totaled approximately $8.1 million, representing 2.6% of its total loans receivable.

    Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or collateralized by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral.

    NON-REAL ESTATE BUSINESS LENDING. In late 1996, the Bank initiated a program for originating loans to small businesses in the Bank's market area which are secured by various forms of non-real estate collateral or are unsecured. At December 31, 1997, these loans totaled approximately $3.8 million.
Management of Cooperative Bank believes that these loans are attractive to the Bank in light of the typically higher interest rate yields associated with them and the opportunity they present for expanding the Bank's relationships with existing customers and developing broader relationships with new customers. Accordingly, the Bank plans to actively pursue this type of lending in the future in an effort to maintain a profitable spread between the Bank's average loan yield and its cost of funds.

    Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are collateralized by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The management of Cooperative Bank will seek to minimize these risks as the Bank's commercial business loan portfolio grows by attempting to employ conservative underwriting criteria.

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

    Loan authorities and limits have been delegated by the Board of Directors to a group of senior officers who function as the loan committee, except for consumer loans, which may be approved by branch loan officers. Loans exceeding $700,000 up to $1,000,000 can be approved by two members of the loan committee. Any loan exceeding $1,000,000 is approved by the Bank's Board of Directors. Fire and casualty insurance is required on all loans secured by improved real estate.

    ORIGINATIONS, PURCHASES, AND SALES OF MORTGAGE LOANS. The Bank's general policy is to originate loans under terms, conditions and documentation which permit sale to the FHLMC, FNMA or private investors in the secondary market. The Bank has from time to time sold fixed rate, long term mortgage loans in the secondary market to meet liquidity requirements or as part of the asset/liability management program. In connection with such sales, the Bank generally retains the servicing of the loans (i.e., collection of principal and interest payments), for which it generally receives a fee payable monthly of up to 3/8% per annum of the unpaid balance of each loan. As of December 31, 1997, the Bank was servicing approximately 1,561 loans for others aggregating approximately $65 million.

    The Bank does not generally purchase loans, and purchased no loans during the last three fiscal years.

    LOAN COMMITMENTS. The Bank issues loan origination commitments to qualified borrowers primarily for the construction and purchase of residential real estate. Such commitments are made on specified terms and conditions and are typically for terms of up to 30 days. A non-refundable appraisal, flood certificate and credit report fee is collected at the time of application. Management estimates that historically, less than 20% of such commitments expire unfunded. At December 31, 1997, the Bank had outstanding loan origination commitments of approximately $14.7 million. For further information, see Note 5 of Notes to Consolidated Financial Statements included in the Annual Report.

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

    DELINQUENCIES. The Bank's collection procedures provide that when a loan is 30 days past due, the borrower is contacted by mail, and payment is requested. If the delinquency continues, subsequent efforts are made to contact the borrower. If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates legal proceedings. At December 31, 1997, the Bank owned approximately $251,000, net of valuation reserves, of property acquired as the result of foreclosure or by deed in lieu of foreclosure and classified as "real estate owned."

    NON-PERFORMING ASSETS AND ASSET CLASSIFICATION. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. As of December 31, 1997, the Bank had no loans in non-accrual status.

    Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance plus unpaid accrued interest of the related loan or its fair value. Any required write-down of the loan to its fair market value is charged to the allowance for loan losses. At December 31, 1997, the Bank had 12 loans in the process of foreclosure and/or bankruptcy with a principal balance of approximately $300,963.

    The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated. During the periods shown, the Bank had no restructured loans within the meaning of Statement of Financial
Accounting Standards ("SFAS") No. 15.

                                                      At December 31,
                                              -----------------------------
                                               1997        1996       1995
                                              ------      ------     ------
                                                  (Dollars in thousands)
Non-accruing loans:
  Residential real estate. . . . . . . . .    $  --       $  787     $ 242
Accruing loans which are contractually
  past due 90 days or more:
  Real Estate:
    Residential. . . . . . . . . . . . . .    $ 332       $  657       198
    Nonresidential . . . . . . . . . . . .       25            8         3
                                              -----       ------    ------
       Total . . . . . . . . . . . . . . .    $ 357       $1,452    $  443
                                              =====       ======    ======
Percentage of total loans. . . . . . . . .      .12%         .52%      .18%
                                              =====       ======    ======
Other non-performing assets (1). . . . . .    $ 251       $   42    $  329
                                              =====       ======    ======
Total non-performing assets. . . . . . . .    $ 608       $1,494    $  772
                                              =====       ======    ======
Total non-performing assets to total
  assets . . . . . . . . . . . . . . . . .      .16%         .44%      .25%
                                              =====       ======    ======

__________
(1) Other non-performing assets represents property acquired by the Bank through foreclosure or repossession. This property is carried at fair value less estimated costs of sale.

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

    The following table analyzes activity in the Bank's allowance for possible loan losses for the periods indicated.

                                                 Year Ended December 31,
                                              -----------------------------
                                               1997        1996       1995
                                              ------      ------     ------
                                                  (Dollars in thousands)
Balance at beginning of period . . . . . . .  $ 807       $ 737      $ 737
Provision for possible loan losses . . . . .    153         156          3
Loans charged-off. . . . . . . . . . . . . .     86          86          3
                                              -----       -----      -----
Balance at end of period . . . . . . . . . .  $ 874       $ 807      $ 737
                                              =====       =====      =====
Ratio of net charge-offs to average
  loans outstanding during the period. . . .    .03%        .03%      .001%
                                              =====       =====      =====
Ratio of loan loss reserve to total loans. .    .28%        .29%       .31%
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

INVESTMENT ACTIVITIES

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

                                                      At December 31,
                                              -----------------------------
                                               1997        1996       1995
                                              ------      ------     ------
                                                  (Dollars in thousands)
Interest-bearing deposits. . . . . . . . .    $12,312     $ 9,084    $ 8,203
Securities:
  Available for sale - at estimated
    market value . . . . . . . . . . . . .     21,004       5,946         --
  Held to maturity . . . . . . . . . . . .     21,044      21,054     21,063

Mortgage-backed and related securities:
  Available for sale - at estimated
    market value . . . . . . . . . . . . .     12,856      28,825     30,907
                                              -------     -------    -------
      Total. . . . . . . . . . . . . . . .    $67,216     $64,909    $60,173
                                              =======     =======    =======

    From time to time, the Bank purchases mortgage-backed and related securities guaranteed by the FHLMC, the Government National Mortgage Association ("GNMA") or the FNMA. FHLMC and FNMA mortgage-backed securities are participation certificates issued and guaranteed by the FHLMC or the FNMA which represent interests in pools of conventional mortgages originated by savings institutions. GNMA mortgage-backed securities are participation certificates issued and guaranteed by the GNMA which represent interests in pools of mortgages insured by the Federal Housing Administration or partially guaranteed by the Veterans Administration. GNMA obligations are backed by the full faith and credit of the United States. At December 31, 1997, the Bank held mortgage-backed securities, classified as available for sale, with an amortized cost of approximately $12.9 million, which represented 3.5% of the Bank's total assets. At that date, the estimated aggregate market value and carrying value of the mortgage-backed securities was $12.9 million. Mortgage-backed securities increase the quality of the Bank's assets by virtue of the insurance and guarantees that back them, their greater degree of liquidity over individual mortgage loans, and their capacity to be used to collateralize borrowings or other obligations of the Bank. However, a portion of the Bank's mortgage-backed securities are long term, fixed rate instruments and, in a rising interest rate environment, the market value of such securities will decline. For further information regarding the Bank's mortgage-backed securities portfolio, see "Management's Discussion & Analysis" and Note 3 of Notes to Consolidated Financial Statements in the Annual Report.

    The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment portfolio at December
31, 1997.

                               One Year or Less    One to Five Years    Five to Ten Years
                               -----------------   -----------------    -----------------
                               Carrying  Average   Carrying   Average   Carrying  Average
                                Value     Yield      Value     Yield      Value    Yield
                               --------  -------   --------   -------   --------  -------
                                                (Dollars in thousands)
Interest-bearing deposits. . . $12,312   5.35%  $     --        -- %   $    --      --  %

U.S. government and
  agency securities:
  Available for sale . . . . .   4,997   5.86     16,007       6.07         --      --
  Held to maturity . . . . . .      --     --         --        --      16,044     5.19
Mortgage-backed and related
  securities:
  Available for sale . . . . .      --     --      2,153       6.52         --      --
  Held to maturity . . . . . .      --     --         --        --          --      --
                               -------           -------               -------
      Total. . . . . . . . . . $17,309   5.50%   $18,160       6.12%   $16,044     5.19%
                               =======           =======               =======

                               More than Ten Years    Total Investment Portfolio
                               -------------------  -----------------------------
                               Carrying   Average   Carrying   Market     Average
                                Value      Yield      Value     Value      Yield
                               --------  -------    --------   -------   --------
                                                (Dollars in thousands)
Interest-bearing deposits. . . $    --    -- %      $12,312     $12,312    5.35%

U.S. government and
  agency securities:
  Available for sale . . . . .      --    --         21,004      21,004    6.02
  Held to maturity . . . . . .   5,000   6.21        21,004      20,348    5.43
Mortgage-backed and related
  securities:
  Available for sale . . . . .  10,703   6.35        12,856      12,856    6.38
  Held to maturity . . . . . .      --    --             --          --     --
                               -------              -------     -------
      Total. . . . . . . . . . $15,703   6.31%      $67,216     $66,520    5.78
                               =======              =======     =======

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

    DEPOSITS. Deposits are attracted from within the Bank's primary market area through the offering of a broad selection of deposit instruments including checking, savings, money market deposit, and term certificate accounts (including negotiated jumbo certificates in denominations of $100,000 or more) as well as individual retirement plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank does not obtain funds through brokers, nor does it actively solicit funds outside of its primary market area. For further information regarding the Bank's deposits, see "Management's Discussion and Anaysis" and Note 7 of Notes to Consolidated Financial Statements in the Annual Report.

    BORROWINGS. Deposits are the primary source of funds for Cooperative Bank's lending and investment activities and for its general business purposes. If the need arises, the Bank may obtain advances from the FHLB of Atlanta to supplement its supply of loanable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a lien on a portion of the Bank's first mortgage loans. The Bank has utilized FHLB advances in recent periods in order to meet a larger than typical loan demand in the Bank's market area.

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

    From time to time the Bank has borrowed funds under reverse repurchase agreements and dollar rolls. Under a reverse repurchase agreement, the Bank sells securities (generally government securities, mortgage-backed certificates and FHLMC participation certificates) and agrees to repurchase them (or substantially identical securities) at a specified price at a later date. Reverse repurchase agreements are generally for terms of one week to one month, are subject to renewal, and are deemed to be borrowings collateralized by the securities sold. Generally, the cost of borrowed funds using reverse repurchase agreements is less expensive than other borrowings with comparable terms. Cooperative Bank had no reverse repurchase agreements or dollar rolls outstanding during the fiscal year ended December 31, 1997. All reverse repurchase agreements are contracted with registered broker-dealers. The dollar rolls used by the Bank closely resemble reverse repurchase agreements, except that with dollar rolls, the Bank agrees to repurchase securities similar to the securities sold, rather than the same securities, as with reverse repurchase agreements.

    For further information regarding the Bank's borrowings, see
Note 8 of Notes to Consolidated Financial Statements in the
Annual Report.

    The following tables set forth certain information regarding short term borrowings by the Bank at the end of and during the periods indicated:

                                               During the Year Ended December 31,
                                              ----------------------------------
                                               1997        1996       1995
                                              ------      ------     ------
                                                        (In thousands)
Maximum amount of short-term borrowings
  outstanding at any month end:
  Securities sold under agreements
    to repurchase . . . . . . . . . . . . .  $    --     $    --     $ 9,000
  FHLB advances . . . . . . . . . . . . . .   50,141      35,145      27,000


Approximate average short-term borrowings
  outstanding with respect to:
  Securities sold under agreements
    to repurchase . . . . . . . . . . . . .       --          --       1,446
  FHLB advances . . . . . . . . . . . . . .   39,797      14,839       9,468

Approximate weighted average rate paid on:
  Securities sold under agreements
    to repurchase . . . . . . . . . . . . .       --          --        5.65%
  FHLB advances. . . . . . . . . . . .          6.49%       6.47%       6.25%


MARKET RISK

     The Company's primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest earning assets and interest bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company's interest bearing assets or the cost of its interest bearing liabilities, thus directly impacting the Company's overall earnings. The Company's management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company's asset/liability policy. This policy sets forth management's strategy for matching the risk characteristics of the Company's interest bearing assets and liabilities so as to mitigate the effect of changes in the rate environment. For additional discussion of interest rate risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity Analysis" in the Annual Report.

     One way to measure the Company's potential exposure to interest rate risk is to estimate the effect of a change in rates on the Company's Economic Value of Equity ("EVE"). The following table sets forth information relating to the Company's EVE and the estimated changes under various interest rate change scenarios.

    Change in            Economic        Estimated        Estimated
 Interest Rates         Value Equity     $ Change         % Change
---------------         ------------     ---------        ---------
400 basis point rise     $16,482,000     $(17,610,000)      52%
300 basis point rise      21,890,000      (12,202,000)      36%
200 basis point rise      26,910,000       (7,182,000)      21%
100 basis point rise      30,746,000       (3,346,000)      10%
Base Scenario             34,092,000                0
100 basis point decline   35,257,000        1,165,000        3%
200 basis point decline   37,767,000        3,675,000       11%
300 basis point decline   37,790,000        3,698,000       11%
400 basis point decline   40,259,000        6,167,000       18%

     The Company's EVE under the base or 0% change scenario is defined as the current estimated market value of all assets less the estimated value of all liabilities. These estimated values and the changes under the rate scenarios presented were computed with the assistance of a third party vendor using information supplied by the Company's management.

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

EMPLOYEES

     At December 31, 1997, the Bank had 114 full-time employees and six part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees to be good.

EXECUTIVE OFFICERS

     At December 31, 1997, the executive officers of the Bank who were not also directors were as follows:

                       Age at
Name              December 31, 1997    Position
----              -----------------    --------
Daniel W. Eller         55             Senior Vice President and Corporate
                                       Secretary

Edward E. Maready       56             Senior Vice President and Treasurer,
                                       Principal Financial and Accounting
                                       Officer

Eric R. Gray            55             Senior Vice President of Mortgage
                                       Lending

O.C. Burrell, Jr.       49             Executive Vice President and Chief
                                       Operating Officer


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

    O. C. BURRELL, JR. was employed in May 1993 as Senior Vice President of Retail Banking. Mr. Burrell was elected Executive Vice President and Chief Operating Officer in 1997. Mr. Burrell has been in the banking industry since 1970 and has served in leadership capacities in various civic and professional organizations. He is active in the Wilmington Rotary Club and serves as a director of the Child Development Center and a member of the Consumer Lending Committee of the North Carolina Bankers Association.

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

    The Bank was in compliance with both the FDIC capital requirements and the North Carolina net worth requirement at December 31, 1997.

    LIQUIDITY. North Carolina savings banks must maintain cash and readily marketable investments in an amount not less than 10% of the assets of the savings banks. The Bank was in compliance with this requirement at December 31, 1997.

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

    The federal banking regulators measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its qualifying total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its Tier 1 capital to risk-weighted assets) and leverage ratio (the ratio of its Tier 1 capital to adjusted total assets). Under the regulations, a savings bank that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the institution has a composite 1 CAMEL rating). An "undercapitalized institution" is an institution that has (i) a total risk-based capital ratio less than 8.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 4.0%; or
(iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as an institution that has: (i) a total risk-based capital ratio of less than 6.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 3.0%; or
(iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. For purposes of the prompt corrective action regulations, tangible equity is equivalent to Tier 1 capital plus outstanding cumulative perpetual preferred stock (and related surplus) minus all intangible assets other than certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category if the FDIC determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected less-than-satisfactory rating for any CAMEL rating category. The Bank is currently classified as "well capitalized" under these regulations.

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

    DEPOSIT INSURANCE. The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. The Bank is currently classified as well capitalized under this assessment system.

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

    FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. Cooperative Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at December 31, 1997 of $2.7 million. The
FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long term advances may only be made for the purpose of providing funds for residential housing finance.

    FEDERAL RESERVE BOARD REGULATION. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At December 31, 1997, the Bank met its reserve requirements.

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

    Legislation that is effective for tax years beginning after December 31, 1995 requires institutions to recapture into taxable income over a six taxable year period the portion of the tax loan reserve that exceeds the pre-1988 tax loan loss reserve. The Bank will no longer be allowed to use the reserve method for tax loan loss provisions, but would be allowed to use the experience method of accounting for bad debts used by commercial banks under Code section 585. There will be no future effect on net income from the recapture because the taxes on these bad debt reserves has already been accrued as a deferred tax liability.

    The Bank's federal income tax returns were most recently audited in 1970.

    For additional information regarding federal and state taxes, see Note 12 of Notes to Consolidated Financial
Statements in the Annual Report.

STATE INCOME TAXATION

    Under North Carolina law, the Bank is subject to an annual corporate minimum tax of 7.50% of its federal taxable income as computed under the Code, subject to certain prescribed adjustments. The North Carolina corporate income tax will be reduced to 6.9% for years beginning on or after January 1, 2000. This reduction is being phased in over a four year period with the tax rate being reduced to 7.5% for taxable years beginning on or after January 1, 1997,

7.25% for 1998, and 7% for 1999. In addition to the state corporate income tax, the Bank is subject to an annual state franchise tax, which is imposed at a rate of .15% applied to the greatest of the Bank's (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of property in North Carolina. The filing of consolidated returns is not permitted under North Carolina law.

ITEM 2.  PROPERTIES
-------------------

    The following table sets forth the location of the Bank's offices, as well as certain additional information relating to these offices as of December 31, 1997.

                                        Year    Net Book    Square
Location                               Opened    Value     Footage   Title    Deposits
--------                               ------   --------   -------   -----    --------
                                             (In thousands)                (In thousands)
201 Market St., Wilmington, NC         1959      $2,058    27,976    Owned     $37,890
24 N. Second St., Wilmington, NC (1)   1980          --     4,176    Owned(1)       --
827 New Bridge St., Jacksonville, NC   1954           5     4,213    Owned(2)   18,491
205 E. Main St., Wallace, NC           1954         124     2,880    Owned      43,069
922 E. Arendell St., Morehead City, NC 1958          56     1,984    Owned      16,435
Broad Street, Elizabethtown, NC        1961         274     2,016    Leased(7)  18,384
4 E. Fifth St., Tabor City, NC         1980         179     3,880    Owned      26,430
3605 Oleander Dr., Wilmington, NC      1970          35     1,296    Owned(3)   23,754
2405 S. College Rd., Wilmington, NC    1974         178     2,000    Owned      28,280
1501 Live Oak St., Beaufort, NC        1975          16     1,685    Owned(4)    8,908
400 Western Blvd., Jacksonville, NC    1982         373     2,050    Owned       9,311
132 W. 2nd St., Washington, NC         1983          76     7,298    Owned(5)   19,448
Railroad St., Robersonville, NC        1983          56     2,500    Owned(5)    8,539
2007 Croatan Ave., Kill Devil
  Hills, NC                            1983         106     2,337    Owned(5)    7,165
1296 John Small Ave., Washington, NC   1987         204     1,920    Owned       6,552
Corner By-pass, Business 264,
  Belhaven, NC                         1989         352     1,482    Owned       8,061
821 Ocean Trail, Corolla, NC           1993          14       565    Leased(6)      --
7028 Market Street, Wilmington, NC     1995         766     1,925    Owned       7,974
                                                 ------                       --------
                                                 $4,872                       $288,691
                                                 ======                       ========

____________
(1) Operations center for the Bank.  Net book value included in 201 Market Street.
(2) Building is owned, but land is leased.  Original lease dated 1958.  Current lease terminates 1998.  The Bank has signed a contract to purchase the land and building on February 28, 1998.
(3) Building is owned, but land is leased.  Current lease terminates June 2000.
(4) Building is owned, but land is leased.  Current lease terminates December 31,
    1999.
(5) Acquired through merger.
(6) Loan production office.  Month to month rental.
(7) Building is now leased.  New building is under construction with completion anticipated by summer of 1998.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended
December 31, 1997.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
----------------------------------------------------------

    The information contained under the section captioned
"Corporate Information" in the Annual Report is incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

    The information required by this item is incorporated herein by reference to the tables captioned "Selected
Financial and Other Data" in the Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------

    The information contained in the section captioned
"Management's Discussion & Analysis" in the Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

    The financial statements contained in the Annual Report which are listed under Item 14 herein are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------

    None, other than as previously reported.


                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

    (a)  Directors of the Registrant

    The information contained under the section captioned
"Proposal I -- Election of Directors" in the Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

    (b)  Principal Officers of the Bank

    The information contained under the caption "Executive
Officers" under Part I of this Form 10-K is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

    The information contained under the section captioned
"Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
-------------------------------------------------------------

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


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K
--------------------------------------------------------------

    (a) Contents. The following financial statements are filed as part of this Annual Report on Form 10-K.

         (1)  Consolidated Financial Statements*

            1.  Report of Independent Accountants
            2.  Consolidated Statements of Financial
                Condition as of December 31, 1997 and 1996
            3. Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995
            4.  Consolidated Statements of Stockholders'
                Equity for the Years Ended December 31, 1997,
                1996 and 1995
            5. Consolidated Statements of Cash Flows for the Year Ended December 31, 1997, 1996, and 1995
            6.  Notes to Consolidated Financial Statements

            ___________
            * Incorporated by reference to the Annual Report,
              attached hereto as Exhibit 13.


         (2) Financial Statement Schedules (All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial
              Statements or related notes.)

    (b)  No Current Reports on Form 8-K were filed by the
Company during the final quarter of the fiscal year ended
December 31, 1997.

    (c) The following exhibits are either filed as part of this report or are incorporated herein by reference:

No.      Description                                       Page
---      -----------                                       ----
 3.1     Articles of Incorporation                          *

 3.2     Bylaws                                             *

10.1    Cooperative Bank for Savings, Inc. 1990 Stock       *
        Option Plan

10.2    Employment Agreement with Frederick Willetts, III   *

10.3    Termination Agreements with Daniel W. Eller,        *
        Edward E. Maready, Eric R. Gray, Todd L. Sammons and O.C. Burrell, Jr.

10.4    Amendments to Severance Agreements with Daniel      *
        W. Eller, Edward E. Maready, Eric R. Gray, and
        Todd L. Sammons

10.5    Indemnity Agreement with Directors and Executive    *
        Officers

10.6    Severance Agreement with O. C. Burrell

11      Statement re: computation of per share earnings -
        Reference is made to the Company's Consolidated
        Statements of Operations attached hereto as
        Exhibit 13, which are incorporated herein by reference

13 Annual Report to Stockholders for the year ended December 31, 1997

21      Subsidiaries

23      Consent of Coopers & Lybrand L.L.P.

27      Financial Data Schedule

___________
*   Incorporated by reference to the Registrant's Registration
    Statement on Form S-4 (Reg. No. 33-79206).

                            SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Cooperative Bankshares, Inc.

Date:  February 27, 1998  By: /s/ Frederick Willetts, III
                              ------------------------------
                              Frederick Willetts, III
                              President and Chief Executive
                              Officer
                              (Duly Authorized Representative)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By: /s/ Frederick Willetts, III         Date:  February 27, 1998
    -------------------------------
    Frederick Willetts, III
    President, Chief Executive Officer
    and Director
    (Principal Executive Officer
    and Director)

By: /s/ Frederick Willetts, Jr.         Date:  February 27, 1998
    -------------------------------
    Frederick Willetts, Jr.
    Senior Vice President, Chairman
    of the Board

By: /s/ Edward E. Maready               Date:  February 27, 1998
    -------------------------------
    Edward E. Maready
    Senior Vice President and Treasurer
    (Principal Financial and
    Accounting Officer)

By: /s/ James D. Hundley, M.D.          Date:  February 27, 1998
    -------------------------------
    James D. Hundley, M.D.
    (Director)

By: /s/ O. Richard Wright, Jr.          Date:  February 27, 1998
    -------------------------------
    O. Richard Wright, Jr.
    (Director)

By: /s/ Paul G. Burton                  Date:  February 27, 1998
    -------------------------------
    Paul G. Burton
    (Director)

By: /s/ H. Thompson King, III           Date:  February 27, 1998
    -------------------------------
    H. Thompson King, III
    (Director)

By: /s/ F. Peter Fensel, Jr.            Date:  February 27, 1998
    -------------------------------
    F. Peter Fensel, Jr.
    (Director)

By: /s/ William H. Wagoner              Date:  February 27, 1998
    -------------------------------
    William H. Wagoner
    (Director)

By: /s/ R. Allen Rippy                  Date:  February 27, 1998
    -------------------------------
    R. Allen Rippy
    (Director)

                        INDEX TO EXHIBITS

Exhibit        Description                                  Page
-------        -----------                                  ----

  3.1          Articles of Incorporation                      *

  3.2          Bylaws                                         *

 10.1          Cooperative Bank for Savings, Inc. 1990
               Stock Option Plan                              *

 10.2          Employment Agreement with Frederick
               Willetts, III                                  *

 10.3          Termination Agreements with Daniel
               W. Eller, Edward E. Maready, Eric R.
               Gray, Todd L. Sammons and O.C.
               Burrell, Jr.                                   *

 10.4          Amendments to Severance Agreements
               with Daniel W. Eller, Edward E. Maready,
               Eric R. Gray and Todd L. Sammons               *

 10.5          Indemnity Agreement with Directors
               and Executive Officers                         *

 10.6          Severance Agreement with O.C. Burrell

 11            Statement re: computation of per share
               earnings - Reference is made to the
               Company's Consolidated Statements of
               Operations attached hereto as Exhibit 13, which are incorporated herein by reference

 13 Annual Report to Stockholders for the year ended December 31, 1997

 21            Subsidiaries

 23            Consent of Coopers & Lybrand L.L.P.

 27            Financial Data Schedule

___________
*  Incorporated by reference to the Registrant's Registration
   Statement on Form S-4 (Reg. No. 33-79206).