Form 10-Q
period 1998-03-31
COOPERATIVE BANKSHARES INC
filed 1998-05-12
CIK 923529

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                -----------------------------------
                             FORM 10-Q


(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

                             or

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to _______

            Commission File Number: No. 0-24626
                                        -------

COOPERATIVE BANKSHARES, INC.
______________________________________________________
(Exact name of registrant as specified in its charter)


    North Carolina                            56-1886527
-----------------------                   -------------------
(State of other jurisdiction of            (I.R.S. Employer
of incorporation or organization          Identification No.)


201 Market Street, Wilmington, North Carolina        28401
---------------------------------------------     -----------
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

2,985,396 shares at April 24, 1998
----------------------------------

                      TABLE OF CONTENTS

                                                           Page

PART I  - FINANCIAL INFORMATION

  Item 1  Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition,
          March 31, 1998 and December 31, 1997               3

          Consolidated Statements of Operations for the
          three months ended March 31, 1998 and 1997         4

          Consolidated Statements of Cash Flows, for
          the three months ended March 31, 1998 and
          1997                                               5

          Notes to Consolidated Financial Statements         6

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations    7-14

Part II   Other Information                                 15

Signatures                                                  16

PART 1-FINANCIAL INFORMATION-ITEM 1-FINANCIAL STATEMENTS
COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                MARCH 31,      December 31,
                                                                  1998            1997
                                                              ------------     -----------
ASSETS
  Cash and cash equivalents (including interest-bearing
    deposits:
    March 1998-$33,078,424; December 1997-$12,311,582)        $ 35,407,464     $ 17,207,777
  Securities:
    Available for sale                                          15,983,751       21,004,067
    Held to maturity (market value: March 1998-$20,398,129;
      December 1997 - $20,348,130)                              21,041,525       21,043,946
  Mortgage-backed and related securities available for sale     12,447,312       12,856,337
  Other investments                                              2,828,000        2,688,200
  Loans receivable, net                                        284,865,551      286,691,769
  Foreclosed real estate owned                                      42,553          251,141
  Accrued interest receivable                                    2,277,301        2,172,335
  Premises and equipment, net                                    5,645,539        4,872,202
  Prepaid expenses and other assets                                862,682          333,316
                                                              ------------     ------------
       Total assets                                           $381,431,678     $369,121,090
                                                              ============     ============
LIABILITIES
  Deposits                                                    $299,690,487     $288,690,634
  Borrowed funds                                                50,139,874       50,141,002
  ESOP note payable                                                 -                84,824
  Escrow deposits                                                  577,816          427,983
  Accrued interest payable on deposits                             150,402          126,155
  Deferred income taxes, net                                       922,750        1,051,800
  Accrued expenses and other liabilities                           817,032          305,123
                                                              ------------     ------------
       Total liabilities                                       352,298,361      340,827,521
                                                              ------------     ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $1 par value, 3,000,000 shares
    authorized, none issued and outstanding                         -               -
  Common stock, $1.00 par value, 7,000,000 shares authorized,
    2,984,396 shares issued and outstanding                      2,984,396        2,984,396
  Additional paid-in capital                                     6,147,834        6,022,454
  Unearned ESOP shares                                              -               (84,824)
  Accumulated other comprehensive income                             7,701           (6,663)
  Retained earnings                                             19,993,386       19,378,206
                                                              ------------     ------------
       Total stockholders' equity                               29,133,317       28,293,569
                                                              ------------     ------------
       Total liabilities and stockholders' equity             $381,431,678     $369,121,090
                                                              ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             1998            1997
                                                        ------------     -----------
INTEREST INCOME
  Loans receivable                                      $5,780,631       $5,194,103
  Mortgage-backed and related securities                   203,920          497,989
  Securities                                               894,090          502,759
                                                        ----------       ----------
     Total interest income                               6,878,641        6,194,851
                                                        ----------       ----------
INTEREST EXPENSE
  Deposits                                               3,385,872        3,118,870
  Borrowed funds                                           800,708          570,342
                                                        ----------       ----------
     Total interest expense                              4,186,580        3,689,212
                                                        ----------       ----------
NET INTEREST INCOME                                      2,692,061        2,505,639
Provision for loan losses                                  130,000           30,000
                                                        ----------       ----------
     Net interest income after provision for
       loan losses                                       2,562,061        2,475,639
                                                        ----------       ----------
NONINTEREST INCOME
  Net gains on sale of securities                           -                -
  Net gains on sale of loans and mortgage-backed
    and related securities                                 260,174           -
  Real estate owned expenses and losses                    (76,378)            (600)
  Loan fees                                                 82,990           65,769
  Deposit and related fees                                  81,966           68,519
  Other income, net                                            605             (505)
                                                        ----------       ----------
     Total noninterest income                              349,357          133,183
                                                        ----------       ----------
NONINTEREST EXPENSES
  Compensation and fringe benefits                       1,051,862          989,292
  Occupancy and equipment                                  364,316          337,595
  Federal insurance premiums                                44,972           65,244
  Advertising                                               91,848           67,988
  Other                                                    399,740          223,112
                                                        ----------       ----------
     Total noninterest expenses                          1,952,738        1,683,231
                                                        ----------       ----------
Income before income taxes                                 958,680          925,591
Income tax expense                                         343,499          342,170
                                                        ----------       ----------
NET INCOME                                              $  615,181       $  583,421
                                                        ==========       ==========
EARNINGS PER:
  Common share                                          $     0.21       $     0.20
  Common share - assuming dilution                      $     0.19       $     0.19
                                                        ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES,  INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             1998            1997
                                                        ------------     -----------
OPERATING ACTIVITIES:
  Net income                                             $  615,181       $  583,421
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Net accretion, amortization, and depreciation           145,360          143,020
    Net gain on sale of loans and mortgage-backed and
      related securities                                   (260,174)               -
    Provision (benefit) for deferred income taxes          (139,370)         (75,661)
    Release of ESOP shares                                   61,583                -
    Loss (gain) on sale of premises and equipment                 -             (982)
    Loss on sales of foreclosed real estate                   5,476                -
    Valuation losses on foreclosed real estate               62,300                -
    Provision for loan losses                               130,000           30,000
    Changes in assets and liabilities:
      Accrued interest receivable                          (104,966)        (163,195)
      Prepaid expenses and other assets                    (474,356)         626,400
      Accrued interest payable on deposits                   24,247         (131,029)
      Accrued expenses and other liabilities                511,907           (1,305)
                                                       ------------     ------------
        Net cash provided by operating activities           577,188        1,010,669
                                                       ------------     ------------
INVESTING ACTIVITIES:
  Purchases of securities available for sale             (5,000,000)               -
  Proceeds from maturity of securities available
    for sale                                             10,000,000                -
  Proceeds from principal repayments of mortgage-
    backed and related securities available for sale        406,220          273,450
  Proceeds from sales of loans                           13,915,579                -
  Loan originations, net of principal repayments        (11,959,186)     (12,071,791)
  Proceeds from disposals of foreclosed real estate         214,442          (10,242)
  Purchases of premises and equipment                      (894,684)         (38,455)
  Proceeds from sale of premises and equipment                    -            2,732
  Net purchases of other investments                       (208,430)        (253,200)
                                                       ------------     ------------
     Net cash provided by (used in) investing
       activities                                         6,473,941      (12,097,506)
                                                       ------------     ------------
FINANCING ACTIVITIES:
  Net increase in deposits                               10,999,853        2,050,670
  Proceeds from FHLB advances                                     -        5,000,000
  Principal payments on FHLB advances                        (1,128)          (1,068)
  Net change in escrow deposits                             149,833           59,537
                                                       ------------     ------------
     Net cash provided by financing  activities          11,148,558        7,109,139
                                                       ------------     ------------
INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS        18,199,687       (3,977,698)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD
  END OF PERIOD                                          17,207,777       11,507,283
                                                       ------------     ------------
                                                       $ 35,407,464     $  7,529,585
                                                       ============     ============

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies: The significant accounting policies followed by Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included.
The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 1997. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2. Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts of Cooperative Bankshares, Inc., Cooperative Bank For Savings, Inc., SSB and its wholly owned subsidiary, CS&L Services, Inc. All significant intercompany items have be en eliminated.

3. Earnings Per Share: On August 25, 1997 the Company declared a 100% stock split effected in the form of a stock dividend. This split increased the number of common shares outstanding to 2,983,396. All prior period share and per share data have been adjusted for the split. The Company adopted SFAS No. 128 "Earnings Per Share" on December 31, 1997. As required, all prior period earnings per share have been restated to conform with the provisions of the statement.

   Earnings per share are calculated by dividing net income by both the weighted average number of common shares outstanding and the dilutive common equivalent shares outstanding. Common equivalent shares consist of stock options issued and outstanding. In determining the number of equivalent shares outstanding, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise.

4. Statement of Financial Accounting Standards No. 130: On January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." As required by the SFAS No. 130, prior year information has been modified to conform with the new presentation.

     Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities.

      The Company's total comprehensive income for the three-month periods ended March 31, 1998 and 1997 was $629,545 and $409,570, respectively. Information concerning the Company's other comprehensive income for the three-month periods ended March 31, 1998 and 1997 is as follows:

                                                 1998             1997
                                               --------         --------
Unrealized gains/(losses) on available
  for sale securities                           $ 24,683        $(298,456)

Reclassification of gains recognized in
  net income                                           0                0
Income tax (expense) benefit relating to
  unrealized gains on available for sale
  securities                                     (10,319)         124,605
                                                --------        ---------
Other comprehensive income                      $ 14,364        $(173,851)
                                                ========        =========

5. Statement of Financial Accounting Standards No. 131: On January 1, 1998 the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This adoption had no effect on the Company's financial statements.

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

     Cooperative Bank is chartered under the laws of the state of North Carolina to engage in general banking business. The Bank offers a wide range of retail banking services including deposit services, banking cards and alternative investment products. These funds are used for the extension of credit through home loans, commercial loans, consumer loans and other installment credit such as home equity, auto and boat loans and check reserve.

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

     Cooperative Bank's lending activities are concentrated on the origination of conventional mortgage loans for the purpose of constructing, financing or refinancing one- to- four family residential properties. As of March 31, 1998, $272.3 million, or 86.6% of the Bank's loan portfolio consisted of loans secured by one- to-four family residential properties. Also at that date, approximately 90.5% of the Bank's total loan portfolio consisted of loans secured by residential real estate. To a lesser extent, the Bank originates multi-family, nonresidential real estate loans, home equity line of credit loans, secured and unsecured consumer and business loans. While continuing to place primary emphasis on residential mortgage loans, the Bank is taking a more aggressive position in pursuing business lending, and nonresidential real estate lending involving loans secured by small commercial properties with balances generally ranging from $100,000 to $1,000,000. The Bank's primary emphasis is to originate adjustable rate loans with the fixed rate loan as an option. As of March 31, 1998, adjustable rate loans totaled 68.6%, and fixed rate loans totaled 31.4% of the Bank's total loan portfolio.

INTEREST RATE SENSITIVITY ANALYSIS
  Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be analyzed using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when the amount of interest rate sensitive assets exceed the amount of interest rate sensitive liabilities. Gap is considered negative when the amount of interest rate sensitive liabilities exceed the amount of interest rate sensitive assets. At March 31, 1998, Cooperative had a one-year negative gap position of 7.7%.
During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, most of the Company's adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings, and money market deposit accounts.
Experience has shown that the Company sees relatively modest repricing of these transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

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

     At March 31, 1998, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately $87.1 million, which represents 24.9% of deposits and borrowed funds as compared to $74.1 million or 21.9% of deposits and borrowed funds at December 31, 1997. The temporary increase in liquid assets during the three months ended March 31, 1998, is in cash and cash equivalents. The increase in cash came from the sale of long term fixed rate mortgages with a market value of $14 million. This excess cash will be used in the near future for the funding of home and commercial loan commitments.

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

     The Company's investment in U. S. Government agency bonds includes $5 million in Federal Home Loan Banks' Dual Indexed Consolidated Bonds maturing August 4, 2003. These bonds had an 8% interest rate from August 4, 1993, through August 3, 1995, at which time the rate was adjusted to 3.485% based on an indexing formula. Subsequent interest rates will also be based on an indexing formula and will adjust annually on February 4 and August 4. The indexing formula states that the interest rate per annum will be equal to a rate determined by the 10-Year CMT less the 6 month LIBOR plus a margin of 2.9% for August 4, 1995, increasing 30 basis points annually to 5.0% for August 4, 2002.

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

     The Company's primary uses of liquidity are to fund loans and to make investments. At March 31, 1998, outstanding off-balance sheet commitments to extend credit totaled $16.9 million, and the undisbursed portion of construction loans was $18.3 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL

     Stockholders' equity at March 31, 1998, was $29.1 million, up 2.8% from $28.3 million at December 31, 1997. Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks, supervised by the FDIC, must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At March 31, 1998, the Bank's ratio of Tier I capital was 7.8%. The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of allowance for loan losses. At March 31, 1998, the Bank had a ratio of qualifying total capital to risk-weighted assets of 14.9%.

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

OTHER INFORMATION

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using
"00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on a recent assessment, the Company has developed a plan to address the year 2000 issue. The Company presently believes that the majority of the existing software in use is in compliance with the year 2000 issue and plans are in progress to bring the remaining software in compliance at a minimal cost to the Company. Although the cost to bring the Company's software in compliance can not be determined at this time, it is not expected to be material. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

FINANCIAL CONDITION AT MARCH 31, 1998 COMPARED TO
DECEMBER 31, 1997

     The Company's total assets increased 3.3% to $381.4 million at March 31, 1998, as compared to $369.1 million at December 31, 1997. The major change in the assets was a $18.2 million (105.8%) increase in cash and cash equivalents. The increase in cash during the current period was due to the sale of $14 million in fixed rate loans, a $5 million bond called at par, and an $11 million increase in deposits. Part of the funds ($12 million) was reinvested in new loan production and the remaining amount will be used in the near future for the funding of new loans. Although the Company concentrates its lending activities on the origination of conventional mortgage loans for the purpose of the construction, financing or refinancing of one- to four-family residential properties, it is becoming more active in the origination of small loans secured by commercial properties. At March 31, 1998, approximately 9.5% of the Company's loan portfolio were loans other than residential properties.

     With an $11 million (3.8%) increase in retail deposits the Bank had adequate funds to meet its loan demand without additional borrowings from the Federal Home Loan Bank ("FHLB"). Borrowed funds, collateralized through an agreement with the FHLB for advances, are secured by the Bank's investment in FHLB stock and qualifying first mortgage loans. At March 31, 1998, $10.0 million in borrowed funds mature in 1 year and the remaining amount of funds mature in 2 to 5 years.

     The Company's non-performing assets (loans 90 days or more delinquent and foreclosed real estate) were $594 thousand, or 0.16% of assets, at March 31, 1998, compared to $761 thousand, or 0.21% of assets, at December 31, 1997. The Company takes an aggressive position in collecting delinquent loans to keep non-performing assets down and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. In the opinion of management, the allowance for loan losses of $994 thousand at March 31, 1998 is adequate to cover potential losses.

COMPARISON OF OPERATION RESULTS FOR QUARTER ENDED MARCH 31, 1998
VS. 1997

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

NET INCOME

     Net income for the three-month period ended March 31, 1998, increased 5.5% to $615,200 as compared to $583,400 for the same period last year. Although there was a 1 basis point reduction in the net interest margin for the three month period ended March 31, 1998, as compared to the same period last year, the 8.1% increase in interest-earning assets was the major factor for the increase in net income.

INTEREST INCOME

     Interest income increased 11.0% for the three-month period ended March 31, 1998, as compared to the same period a year ago. The increase in income can be attributed to both an increase in yield and the average balance of interest-earning assets as compared to the same period last year. The yield on average interest-earning assets increased to 7.65% as compared to 7.45% for the same period a year ago, and the average balance increased by 8.1%.

INTEREST EXPENSE

     Interest expense increased 13.5% for the three month period ended March 31, 1998, as compared to the same period a year ago. The 8.6% increase in average interest-bearing liabilities with an increase in cost was the factors in causing interest expense to increase. The cost of interest-bearing liabilities increased 22 basis points to 4.97% as compared to 4.75% for the same period last year.

NET INTEREST INCOME

     Net interest income for the three-month period ended
March 31, 1998, as compared to the same period a year ago, increased 7.4%. During the three-month period, the yield on average interest-earning assets increased 20 basis points and the cost of average interest-bearing liabilities increased 22 basis points. The net interest margin decreased to 2.99% for the current three month as compared to 3.01% for the same period last year. The percentage of average interest-earning assets to average interest-bearing liabilities decreased to 106.7% for the current three-month period as compared to 107.1% for the same period in 1997. The increase in interest-earning assets was the major factor for the increase in net interest income. Interest-earning assets grew 8.1% for the three-month period ended March 31, 1998, as compared to the same period last year.

                 AVERAGE YIELD/COST ANALYSIS

The following table contains information relating to the Company's average balance sheet and reflects the annualized average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balances of asset or liabilities, respectively, for the periods presented.

                                                  For the quarter ended
                                    March 31, 1998              March 31, 1997
                               --------------------------  -------------------------
(DOLLARS IN THOUSANDS)                            Average                    Average
                               Average             Yield/  Average            Yield/
                               Balance   Interest  Cost    Balance  Interest  Cost
                               -------   -------- ------   -------  -------- -------
Interest-earning assets:
   Securities and other
     interest-earning assets  $ 63,122   $  894    5.67%   $ 35,133  $  503   5.73%
Mortgage-backed and related
  securities                    12,695      204    6.43%     29,284     498   6.80%
Loan portfolio                 284,030    5,781    8.14%    258,366   5,194   7.74%
    Total interest-earning    --------   ------            --------  ------
      assets                   359,847   $6,879    7.65%    332,783  $6,195   7.45%
                                         ------                      ------
Non-interest earning assets     13,468                       10,123
                              --------                     --------
Total assets                  $373,315                     $342,906
                              ========                     ========

Interest-bearing liabilities:
   Deposits                    287,093    3,386    4.72%    274,849   3,119   4.54%
   Borrowed funds               50,140      801    6.39%     35,790     570     6.37%
    Total interest-bearing    --------   ------            --------  ------
       liabilities             337,233   $4,187    4.97%    310,639   3,689   4.75%
                                         ------                      ------
Non-interest bearing
  liabilities                    7,133                        6,244
                              --------                     --------
    Total liabilities          344,366                      316,883
    Stockholders' equity        28,949                       26,023
Total liabilities and         --------                     --------
  stockholders' equity        $373,315                     $342,906
                              ========                     ========
Net interest income                      $2,692                      $2,506
                                         ======                      ======
Interest rate spread                               2.68%                      2.70%
                                                   ====                       ====
Net yield on interest-
  earning assets                                   2.99%                      3.01%
                                                   ====                       ====
Percentage of average interest-
   earning assets to average
   interest-bearing
   liabilities                                    106.7%                     107.1%
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

                                          For the three months ended
                                      March 31, 1997 vs. March 31, 1998
                                            Increase (Decrease)
                                                 Due to
                                   --------------------------------------
(DOLLARS IN THOUSANDS)              Volume     Rate   Rate/Volume    Total
                                   --------------------------------------
Interest income:
   Securities and other
     interest-earning assets     $  400      $  (5)   $  (4)     $  391
   Mortgage-backed and related
     securities                    (282)       (27)      15        (294)
   Loan portfolio                   303        268       16         587
                                 ------      -----    -----      ------
       Total interest-earning
         assets                     421        236       27         684
                                 ------      -----    -----      ------
Interest expense:
   Deposits                         139        123        5         267
   Borrowed funds                   229          2        0         231
                                 ------      -----    -----      ------
    Total interest-bearing
      liabilities                   368        125        5         498
                                 ------      -----    -----      ------
Net interest income              $   53      $ 111    $  22      $  186
                                 ======      =====    =====      ======

RESERVE FOR LOAN LOSSES

     During the three-month period ended March 31, 1998 the Bank had charge-offs against the allowance for loan losses of $10,000. The Bank added $130,000 to the allowance for loan losses for the current period bringing the balance up to $994,000. Management considers this level to be appropriate based on lending volume, the current level of delinquencies and other non-performing assets, overall economic conditions and other factors. Future increases to the allowance may be necessary, however, due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors

NONINTEREST INCOME

     During the three month period ended March 31, 1998, the Bank sold $14 million in fixed rate mortgage loans at a gain of $260,000. The sales proceeds were invested in interest-bearing deposits and will be used in the near future to fund new loans. The balance in real estate owned expense represents operating expense and further reduction of the carrying amount of foreclosed real estate owned. Management continues to be committed to disposing of these properties in a timely manner. The other income includes service fees on loans and fee income from the deposit operations. Loan fees for the three-month period ended March 31, 1998 as compared to last year increased 25.8% due to an increase in the volume of loans serviced. For the same period, fee income from deposit operations increased 19.6% due to an increase in checking accounts.

NONINTEREST EXPENSES

     For the three-month period ended March 31, 1998, noninterest expense increased 16% as compared to the same period last year. Compensation and related cost increased 6.3% due to normal increases in salaries and benefits. Occupancy and equipment expense increased 7.9%. This increase can be attributed to additional maintenance necessary to keep the buildings in good repair. The decrease of 31.1% in Federal insurance premium can be attributed to a reduction in the premium. Advertising increased 35.1% due to a more aggressive advertising campaign. For the current quarter non-recurring legal and consulting fees caused a 49% increase in other operating expense as compared to the same period a year ago. The remaining increase was in postage, due to mail volume, and normal increases in other operating expenses.

INCOME TAXES

     The effective tax rates for the three month periods ended
March 31, 1998 and 1997 approximate the statutory rate after giving effect to nontaxable interest, other permanent tax differences, and adjustments to certain deferred tax liabilities.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable

ITEM 2.  CHANGES IN SECURITIES

     (a)  Not applicable

     (b)  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     (a)  Not applicable

     (b)  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   (1) Annual Meeting of Stockholders, April 24, 1998
       (a)  Election of Directors

                          Votes For   Votes Against   Votes Withheld   Abstentions
                          ---------   -------------   --------------   -----------
Frederick Willetts, Jr.   2,078,354        0              34,464           0
James D. Hundley, M.D.    2,078,354        0              34,464           0
O. Richard Wright, Jr.    2,077,656        0              35,162           0

       (b) Approval of the Cooperative Bankshares, Inc. 1998 Stock Option and Incentive Plan

                          Votes For   Votes Against   Votes Withheld   Abstentions
                          ---------   -------------   --------------   -----------
                          1,419,265        0             268,241         425,312

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          Exhibit 11. Computation of Earnings Per Share
          Exhibit 27. Financial Data Schedule


     (b)  Reports on Form 8-K.
          No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COOPERATIVE BANKSHARES, INC.

Dated: May 8, 1998         /s/ Frederick Willetts, III
                           -------------------------------------
                           President and Chief Executive Officer



Dated: May 8, 1998         /s/ Edward E. Maready
                           -------------------------------------
                           Treasurer and Chief Financial Officer