Form 10-Q/A
period 1998-03-31
COOPERATIVE BANKSHARES INC
filed 1998-05-14
CIK 923529

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                -----------------------------------
                        AMENDMENT NO. 1 TO
                             FORM 10-Q


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

PART 1-FINANCIAL INFORMATION-ITEM 1-FINANCIAL STATEMENTS
COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                MARCH 31,      December 31,
                                                                  1998            1997
                                                              ------------     -----------
ASSETS
  Cash and cash equivalents (including interest-bearing
    deposits:
    March 1998-$33,078,424; December 1997-$12,311,582)        $ 35,407,464     $ 17,207,777
  Securities:
    Available for sale                                          15,983,751       21,004,067
    Held to maturity (market value: March 1998-$20,398,129;
      December 1997 - $20,348,130)                              21,041,525       21,043,946
  Mortgage-backed and related securities available for sale     12,477,312       12,856,337
  Other investments                                              2,828,000        2,688,200
  Loans receivable, net                                        284,865,551      286,691,769
  Foreclosed real estate owned                                      42,553          251,141
  Accrued interest receivable                                    2,277,301        2,172,335
  Premises and equipment, net                                    5,645,539        4,872,202
  Prepaid expenses and other assets                                862,682          333,316
                                                              ------------     ------------
       Total assets                                           $381,431,678     $369,121,090
                                                              ============     ============
LIABILITIES
  Deposits                                                    $299,690,487     $288,690,634
  Borrowed funds                                                50,139,874       50,141,002
  ESOP note payable                                                 -                84,824
  Escrow deposits                                                  577,816          427,983
  Accrued interest payable on deposits                             150,402          126,155
  Deferred income taxes, net                                       922,750        1,051,800
  Accrued expenses and other liabilities                           817,032          305,123
                                                              ------------     ------------
       Total liabilities                                       352,298,361      340,827,521
                                                              ------------     ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $1 par value, 3,000,000 shares
    authorized, none issued and outstanding                         -               -
  Common stock, $1.00 par value, 7,000,000 shares authorized,
    2,984,396 shares issued and outstanding                      2,984,396        2,984,396
  Additional paid-in capital                                     6,147,834        6,022,454
  Unearned ESOP shares                                              -               (84,824)
  Accumulated other comprehensive income                             7,701           (6,663)
  Retained earnings                                             19,993,386       19,378,206
                                                              ------------     ------------
       Total stockholders' equity                               29,133,317       28,293,569
                                                              ------------     ------------
       Total liabilities and stockholders' equity             $381,431,678     $369,121,090
                                                              ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             1998            1997
                                                        ------------     -----------
INTEREST INCOME
  Loans receivable                                      $5,780,631       $5,194,103
  Mortgage-backed and related securities                   203,920          497,989
  Securities                                               894,090          502,759
                                                        ----------       ----------
     Total interest income                               6,878,641        6,194,851
                                                        ----------       ----------
INTEREST EXPENSE
  Deposits                                               3,385,872        3,118,870
  Borrowed funds                                           800,708          570,342
                                                        ----------       ----------
     Total interest expense                              4,186,580        3,689,212
                                                        ----------       ----------
NET INTEREST INCOME                                      2,692,061        2,505,639
Provision for loan losses                                  130,000           30,000
                                                        ----------       ----------
     Net interest income after provision for
       loan losses                                       2,562,061        2,475,639
                                                        ----------       ----------
NONINTEREST INCOME
  Net gains on sale of securities                           -                -
  Net gains on sale of loans and mortgage-backed
    and related securities                                 260,174           -
  Real estate owned expenses and losses                    (76,378)            (600)
  Loan fees                                                 82,990           65,769
  Deposit and related fees                                  81,966           68,519
  Other income, net                                            605             (505)
                                                        ----------       ----------
     Total noninterest income                              349,357          133,183
                                                        ----------       ----------
NONINTEREST EXPENSES
  Compensation and fringe benefits                       1,051,862          989,292
  Occupancy and equipment                                  364,316          337,595
  Federal insurance premiums                                44,972           65,244
  Advertising                                               91,848           67,988
  Other                                                    399,740          223,112
                                                        ----------       ----------
     Total noninterest expenses                          1,952,738        1,683,231
                                                        ----------       ----------
Income before income taxes                                 958,680          925,591
Income tax expense                                         343,499          342,170
                                                        ----------       ----------
NET INCOME                                              $  615,181       $  583,421
                                                        ==========       ==========
EARNINGS PER:
  Common share                                          $     0.21       $     0.20
                                                        ==========       ==========
  Common share - assuming dilution                      $     0.19       $     0.19
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

                                                  For the quarter ended
                                    March 31, 1998              March 31, 1997
                               --------------------------  -------------------------
(DOLLARS IN THOUSANDS)                            Average                    Average
                               Average             Yield/  Average            Yield/
                               Balance   Interest  Cost    Balance  Interest  Cost
                               -------   -------- ------   -------  -------- -------
Interest-earning assets:
   Securities and other
     interest-earning assets  $ 63,122   $  894    5.67%   $ 35,133  $  503   5.73%
Mortgage-backed and related
  securities                    12,695      204    6.43%     29,284     498   6.80%
Loan portfolio                 284,030    5,781    8.14%    268,366   5,194   7.74%
    Total interest-earning    --------   ------            --------  ------
      assets                   359,847   $6,879    7.65%    332,783  $6,195   7.45%
                                         ------                      ------
Non-interest earning assets     13,468                       10,123
                              --------                     --------
Total assets                  $373,315                     $342,906
                              ========                     ========

Interest-bearing liabilities:
   Deposits                    287,093    3,386    4.72%    274,849   3,119   4.54%
   Borrowed funds               50,140      801    6.39%     35,790     570     6.37%
    Total interest-bearing    --------   ------            --------  ------
       liabilities             337,233   $4,187    4.97%    310,639  $3,689   4.75%
                                         ------                      ------
Non-interest bearing
  liabilities                    7,133                        6,244
                              --------                     --------
    Total liabilities          344,366                      316,883
    Stockholders' equity        28,949                       26,023
Total liabilities and         --------                     --------
  stockholders' equity        $373,315                     $342,906
                              ========                     ========
Net interest income                      $2,692                      $2,506
                                         ======                      ======
Interest rate spread                               2.68%                      2.70%
                                                   ====                       ====
Net yield on interest-
  earning assets                                   2.99%                      3.01%
                                                   ====                       ====
Percentage of average interest-
   earning assets to average
   interest-bearing
   liabilities                                    106.7%                     107.1%
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

                           COOPERATIVE BANKSHARES, INC.

Dated: May 14, 1998        /s/ Frederick Willetts, III
                           -------------------------------------
                           Frederick Willetts, III
                           President and Chief Executive Officer



Dated: May 14, 1998        /s/ Edward E. Maready
                           -------------------------------------
                           Edward E. Maready
                           Treasurer and Chief Financial Officer