Form 10-Q
period 1998-06-30
COOPERATIVE BANKSHARES INC
filed 1998-08-14
CIK 923529

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                -----------------------------------
                             FORM 10-Q


(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

                             or

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to _______

            Commission File Number: No. 0-24626
                                        -------

               COOPERATIVE BANKSHARES, INC.
 ----------------------------------------------------
(Exact name of registrant as specified in its charter)


        North Carolina                         56-1886527
-------------------------------           -------------------
(State of other jurisdiction of            (I.R.S. Employer
of incorporation or organization          Identification No.)


201 Market Street, Wilmington, North Carolina        28401
---------------------------------------------     -----------
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

3,035,684 shares at July 24, 1998
---------------------------------

                      TABLE OF CONTENTS

                                                           Page

PART I  - FINANCIAL INFORMATION

Item 1  Financial Statements (Unaudited)

        Consolidated Statements of Financial Condition,
        June 30, 1998 and December 31, 1997                  3

        Consolidated Statements of Operations, for the
        three and six months ended June 30, 1998 and 1997    4

        Consolidated Statements of Cash Flows, for the
        six months ended June 30, 1998 and 1997              5

        Notes to Consolidated Financial Statements           6

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations     7-15

Part II   Other Information                                 16

Signatures                                                  17

Exhibit 11 - Statement Regarding Computation of
             Earnings Per Share                             18

Exhibit 27 - Financial Data Schedule                     19-20

PART 1-FINANCIAL INFORMATION-ITEM 1-FINANCIAL STATEMENTS
COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                June 30,       December 31,
                                                                  1998            1997
                                                              ------------     ------------
ASSETS
  Cash and cash equivalents (including interest-bearing
    deposits:
    June 1998-$9,506,709; December 1997-$12,311,582)          $ 11,709,353     $ 17,207,777
  Securities:
    Available for sale                                          21,016,572       21,004,067
    Held to maturity (market value: June 1998-$20,558,444;
      December 1997-$20,348,130)                                21,039,105       21,043,946
  Mortgage-backed and related securities available for sale     11,754,838       12,856,337
  Other investments                                              2,828,000        2,688,200
  Loans receivable, net                                        303,977,678      286,691,769
  Foreclosed real estate owned                                          --          251,141
  Accrued interest receivable                                    2,401,634        2,172,335
  Premises and equipment, net                                    6,013,669        4,872,202
  Prepaid expenses and other assets                                313,423          333,316
                                                              ------------     ------------
       Total assets                                           $381,054,272     $369,121,090
                                                              ============     ============
LIABILITIES
  Deposits                                                    $298,695,936     $288,690,634
  Borrowed funds                                                50,111,296       50,141,002
  ESOP note payable                                                     --           84,824
  Escrow deposits                                                  885,061          427,983
  Accrued interest payable on deposits                             112,373          126,155
  Deferred income taxes, net                                       844,606        1,051,800
  Accrued expenses and other liabilities                           129,165          305,123
                                                              ------------     ------------
       Total liabilities                                       350,778,437      340,827,521
                                                              ------------     ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value, 3,000,000 shares
    authorized, none issued and outstanding                             --          -
  Common stock, $1.00 par value, 7,000,000 shares authorized,
    3,027,440 and 2,984,396 shares issued and outstanding        3,027,440        2,984,396
  Additional paid-in capital                                     6,541,310        6,022,454
  Unearned ESOP shares                                                  --          (84,824)
  Accumulated other comprehensive income                            44,899           (6,663)
  Retained earnings                                             20,662,186       19,378,206
                                                              ------------     ------------
       Total stockholders' equity                               30,275,835       28,293,569
                                                              ------------     ------------
       Total liabilities and stockholders' equity             $381,054,272     $369,121,090
                                                              ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                            JUNE 30,                     JUNE 30,
                                      1998           1997          1998           1997
                                  ------------  ------------   ------------  ------------
INTEREST INCOME
  Loans receivable                $  6,088,450  $  5,483,242   $ 11,869,080  $ 10,677,345
  Mortgage-backed and related
    securities                         187,791       508,792        391,712     1,006,781
  Securities                           831,940       482,553      1,726,030       985,311
                                   -----------   -----------    -----------   -----------
   Total interest income             7,108,181     6,474,587     13,986,822    12,669,437
                                   -----------   -----------    -----------   -----------
INTEREST EXPENSE
  Deposits                           3,485,744     3,247,958      6,871,617     6,366,829
  Borrowed funds                       809,477       650,357      1,610,185     1,220,698
                                   -----------   -----------    -----------   -----------
   Total interest expense            4,295,221     3,898,315      8,481,802     7,587,527
                                   -----------   -----------    -----------   -----------
NET INTEREST INCOME                  2,812,960     2,576,272      5,505,020     5,081,910
Provision for loan losses               60,000        30,000        190,000        60,000
                                   -----------   -----------    -----------   -----------
   Net interest income after
    provision for loan losses        2,752,960     2,546,272      5,315,020     5,021,910
                                   -----------   -----------    -----------   -----------
NONINTEREST INCOME
  Net gains on sale of loans
    and mortgage-backed and
    related securities                   1,790        12,115        261,964        12,115
  Real estate owned income
    (expenses), net                     (2,808)        1,880        (79,186)        1,280
  Loan fees                             77,255        67,454        156,746       133,223
  Deposit and related fees             103,948        66,150        185,914       134,669
  Other income (expense), net           (1,004)       (7,794)          (400)       (8,299)
                                   -----------   -----------    -----------   -----------
     Total noninterest income          179,181       139,805        525,038       272,988
                                   -----------   -----------    -----------   -----------
OTHER OPERATING EXPENSES
  Compensation and fringe
    benefits                         1,078,430       988,306      2,130,293     1,977,598
  Occupancy and equipment              369,699       383,476        731,955       721,071
  Federal insurance premiums            44,416        65,484         89,388       130,727
  Advertising                           94,840        90,097        186,688       158,085
  Other                                280,973       266,075        679,271       489,188
                                   -----------   -----------    -----------   -----------
   Total other operating expenses    1,868,358     1,793,438      3,817,595     3,476,669
                                   -----------   -----------    -----------   -----------
Income before income taxes           1,063,783       892,639      2,022,463     1,818,229
Income tax expense                     394,983       349,460        738,482       691,630
                                   -----------   -----------    -----------   -----------
NET INCOME                        $    668,800  $    543,179   $  1,283,981  $  1,126,599
                                   -----------   -----------    -----------   -----------
EARNINGS PER:
  Common share                    $       0.22  $       0.18   $      0.43   $       0.38
  Common share -
   assuming dilution              $       0.21  $       0.17   $      0.40   $       0.36
                                   ===========   ===========    ==========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES,  INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               SIX MONTHS ENDED
                                                                    JUNE 30,
                                                             1998             1997
                                                        ------------     ------------
OPERATING ACTIVITIES:
  Net income                                            $  1,283,981     $  1,126,599
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Net accretion, amortization, and depreciation            298,723          284,374
    Net gain on sale of loans and mortgage-backed and
      related securities                                    (261,964)              --
    Provision (benefit) for deferred income taxes           (240,700)        (112,200)
    Release of ESOP shares                                   120,642               --
    Loss (gain) on sale of premises and equipment              1,587             (302)
    Loss (gain) on sales of foreclosed real estate             2,498           (2,311)
    Valuation losses on foreclosed real estate                62,300               --
    Provision for loan losses                                190,000           60,000
    Changes in assets and liabilities:
      Accrued interest receivable                           (229,299)        (145,798)
      Prepaid expenses and other assets                       12,055          869,446
      Accrued interest payable on deposits                   (13,782)        (173,533)
      Accrued expenses and other liabilities                  41,153          (20,978)
                                                        ------------     ------------
        Net cash provided by operating activities          1,267,194        1,885,297
                                                        ------------     ------------
INVESTING ACTIVITIES:
  Purchases of securities available for sale             (10,000,000)              --
  Proceeds from maturity of securities available
    for sale                                              10,000,000               --
  Proceeds from principal repayments of mortgage-
    backed and related securities available for sale       1,133,410          499,025
  Proceeds from sales of loans                            13,941,895        4,070,113
  Loan originations, net of principal repayments         (31,216,165)     (22,851,077)
  Proceeds from disposals of foreclosed real estate          292,147          107,968
  Purchases of premises and equipment                     (1,389,718)        (230,793)
  Proceeds from sale of premises and equipment                   710            9,139
  Net purchases of other investments                        (208,556)        (253,200)
                                                        ------------     ------------
     Net cash used in investing activities               (17,446,277)     (18,648,825)
                                                        ------------     ------------
FINANCING ACTIVITIES:
  Net increase in deposits                                10,005,302        4,866,311
  Proceeds from FHLB advances                                     --        5,000,000
  Principal payments on FHLB advances                         (1,128)          (2,150)
  Proceeds from issuance of common stock                     219,407               --
  Net change in escrow deposits                              457,078          290,114
                                                        ------------     ------------
     Net cash provided by financing  activities           10,680,659       10,154,275
                                                        ------------     ------------
DECREASE IN CASH AND CASH EQUIVALENTS                     (5,498,424)      (6,609,253)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                    17,207,777       11,507,283
                                                       ------------     ------------
  END OF PERIOD                                        $ 11,709,353     $  4,898,030
                                                       ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies: The significant accounting policies followed by Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included.
The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 1997. The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

4. Comprehensive Income: Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities.

The Company's total comprehensive income for the six-month periods ended June 30, 1998 and 1997 was $1,335,543 and $1,215,109, respectively. Information concerning the Company's other comprehensive income for the six-month periods ended June
30, 1998 and 1997 is as follows:

                                                  1998            1997
                                                --------        --------
Unrealized gains/(losses) on available
  for sale securities                           $ 85,068        $152,327
Income tax (expense)/benefit relating to
  unrealized gains on available for sale
  securities                                     (33,506)        (63,817)
                                                --------        --------
Other comprehensive income                      $ 51,562        $ 88,510
                                                ========        ========

5. Statement of Financial Accounting Standards No. 133: On June 15, 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities(FAS
133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

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

     Cooperative Bank's lending activities are concentrated on the origination of conventional mortgage loans for the purpose of constructing, financing or refinancing one- to- four family residential properties. As of June 30, 1998, $260.5 million, or 85.1% of the Bank's loan portfolio consisted of loans secured by one-to-four family residential properties. Also at that date, approximately 90.1% of the Bank's total loan portfolio consisted of loans secured by residential real estate. To a lesser extent, the Bank originates multi-family, nonresidential real estate loans, home equity line of credit loans, secured and unsecured consumer and business loans. While continuing to place primary emphasis on residential mortgage loans, the Bank is taking a more aggressive position in pursuing business lending, and nonresidential real estate lending involving loans secured by small commercial properties with balances generally ranging from $100,000 to $1,000,000. The Bank's primary emphasis is to originate adjustable rate loans with the fixed rate loan as an option. As of June 30, 1998, adjustable rate loans totaled 67.3%, and fixed rate loans totaled 32.7% of the Bank's total loan portfolio.

INTEREST RATE SENSITIVITY ANALYSIS

     Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be analyzed using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. Gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At June 30, 1998, Cooperative had a one-year negative gap position of 17.7%. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, most of the Company's adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings, and money market deposit accounts. Experience has shown that the Company sees relatively modest repricing of these transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

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

     At June 30, 1998, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately $67.9 million, which represents 19.4% of deposits and borrowed funds as compared to $74.1 million or 21.9% of deposits and borrowed funds at December 31, 1997. The decrease in liquid assets during the six months ended June 30, 1998, was primarily due to the funding of new mortgage loans.

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

     The Company's primary uses of liquidity are to fund loans and to make investments. At June 30, 1998, outstanding off-balance sheet commitments to extend credit totaled $14.8 million, and the undisbursed portion of construction loans was $16.7 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL

     Stockholders' equity at June 30, 1998, was $30.3 million, up 7.1% from $28.3 million at December 31, 1997. Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks, supervised by the FDIC, must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At June 30, 1998, the Bank's ratio of Tier I capital was 7.9%. The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of allowance for loan losses. At June 30, 1998, the Bank had a ratio of qualifying total capital to risk-weighted assets of 14.6%.

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

     Based on a recent assessment, the Company has developed a plan to address the year 2000 issue. The Company presently believes that the majority of the existing software in use is in compliance with the year 2000 issue and plans are in progress to bring the remaining software in compliance at what we believe will be a minimal cost to the Company. Although the precise cost to bring the Company's software in compliance cannot be determined at this time, it is not expected to be material. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

FINANCIAL CONDITION AT JUNE 30, 1998 COMPARED TO DECEMBER 31,
1997

     The Company's total assets increased 3.2% to $381.1 million at June 30, 1998, as compared to $369.1 million at December 31, 1997. Two major changes in the assets were a decrease of $5.5 million (32%) in cash and a $17.3 million (6%) increase in loans receivable. Retail deposits and available liquid assets funded the increase in loans during the current period. Due to a high loan demand, the Bank sold $14 million in fixed rate loans during the period ended June 30, 1998 and used the funds to reinvest in new loans. Although the Company concentrates its lending activities on the origination of conventional mortgage loans for the purpose of the construction, financing or refinancing of one-to-four family residential properties, it is becoming more active in the origination of small loans secured by commercial properties. At June 30, 1998, approximately 9.9% of the Company's loan portfolio were loans other than residential properties. In addition to the above, premises and equipment increased 23.4%. The increase is due to two major projects. The Bank is upgrading the teller work stations and data communications at a cost of $1.5 million of which $884 thousand has been disbursed with an estimated completion date during the third quarter of 1998. The Bank is also in the process of constructing a replacement office in Elizabethtown, North Carolina, to be completed during the third quarter of 1998, at a cost of $900 thousand with current disbursements of $558 thousand.

     With a $10 million (3.5%) increase in retail deposits the Bank had adequate funds to meet its loan demand without additional borrowings from the Federal Home Loan Bank ("FHLB"). Borrowed funds, collateralized through an agreement with the FHLB for advances, are secured by the Bank's investment in FHLB stock and qualifying first mortgage loans. At June 30, 1998, $10.0 million in borrowed funds mature in 1 year and the remaining amount of funds mature in 2 to 5 years.

     The Company's non-performing assets (loans 90 days or more delinquent and foreclosed real estate) were $317 thousand, or 0.08% of assets, at June 30, 1998, compared to $761 thousand, or 0.21% of assets, at December 31, 1997. The Company assumes an aggressive position in collecting delinquent loans to minimize balances of non-performing assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. In the opinion of management, the allowance for loan losses of $1.5 million at June 30, 1998 is adequate to cover potential losses.

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

NET INCOME

     Net income for the three and six month periods ended June 30, 1998, increased 23% to $668,800 and 14% to $1.3 million respectively, as compared to the same periods last year. Contributing factors for the increase in net income was an 8% increase in interest-earning assets and an increase in the net interest margin to 3.02% for the six month period ended June 30, 1998, as compared to 3.01% for the same period last year. Also, noninterest income increased 92% for the six month period ended June 30, 1998, as compared to the same period last year due to the sale of fixed rate long term loans at a gain of $262 thousand.

INTEREST INCOME

     For the three month period ended June 30, 1998, interest income increased 9.8% as compared to the same period a year ago. The increase in interest income can be principally attributed to an increase in yield and the average balance of interest-earning assets as compared to the same period last year. The yield on average interest-earning assets increased to 7.71% as compared to 7.59% for the same period a year ago, and the average balance increased by 8%.

     Interest income increased 10.4% for the six month period ended June 30, 1998, as compared to the same period a year ago. The increase in interest income can be principally attributed to an increase in yield and the average balance of interest-earning assets as compared to the same period last year. The yield on average interest-earning assets increased to 7.68% as compared to 7.52% for the same period a year ago, and the average balance increased by 8%.

INTEREST EXPENSE

     For the three month period ended June 30, 1998, interest expense increased 10.2% as compared to the same period a year ago. The 6.4% increase in the average balance of interest-bearing liabilities and their subsequent increase in cost of funds principally contributed to the increase in interest expense during this period. The cost of interest-bearing liabilities increased 18 basis points to 5.07% as compared to 4.89% for the same period last year.

     Interest expense increased 11.8% for the six month period ended June 30, 1998, as compared to the same period a year ago. The 7.5% increase in the average balance of interest-bearing liabilities and their subsequent increase in cost of funds principally contributed to the increase in interest expense. The cost of interest-bearing liabilities increased 20 basis points to 5.02% as compared to 4.82% for the same period last year.

NET INTEREST INCOME

     Net interest income for the three and six month periods ended June 30, 1998, as compared to the same period a year ago, increased 8.3% and 9.2% respectively. During these same periods ended June 30, 1998, the yield on average interest-earning assets increased 12 basis points and 16 basis points respectively. For the same periods, the cost of average interest-bearing liabilities increased 18 basis points and 20 basis points respectively. The 8% increase in the average balance of interest-earning assets was the major factor for the increase in net interest income.

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

                                               For the quarter ended
                                     June 30, 1998               June 30, 1997
                               --------------------------  -------------------------
(DOLLARS IN THOUSANDS)                            Average                    Average
                               Average            Yield/   Average            Yield/
                               Balance  Interest   Cost    Balance  Interest   Cost
                               -------  --------  ------   -------  --------  ------
Interest-earning assets:
  Securities and other
   interest-earning assets    $ 60,602   $  832    5.49%   $ 33,428  $  483   5.78%
Mortgage-backed and related
 securities                     12,106      188    6.21%     29,017     509   7.02%
Loan portfolio                 295,833    6,088    8.23%    278,872   5,483   7.86%
    Total interest-earning    --------   ------            --------  ------
     assets                    368,541   $7,108    7.71%    341,317  $6,475   7.59%
                                         ------                      ------
Non-interest earning assets     12,300                       10,190
                              --------                     --------
Total assets                  $380,841                     $351,507
                              ========                     ========

Interest-bearing liabilities:
  Deposits                     288,981    3,486    4.83%    278,419   3,248   4.67%
  Borrowed funds                50,137      809    6.45%     40,228     650     6.46%
    Total interest-bearing    --------   ------            --------  ------
     liabilities               339,118   $4,295    5.07%    318,647   3,898   4.89%
                                         ------                      ------
Non-interest bearing
  liabilities                   11,836                        6,320
                              --------                     --------
   Total liabilities           350,954                      324,967
   Stockholders' equity         29,887                       26,540
Total liabilities and         --------                     --------
 stockholders' equity         $380,841                     $351,507
                              ========                     ========
Net interest income                      $2,813                      $2,577
                                         ======                      ======
Interest rate spread                               2.64%                      2.70%
                                                   ====                       ====
Net yield on interest-
 earning assets                                    3.05%                      3.02%
                                                   ====                       ====
Percentage of average
 interest-earning assets to
 average interest-bearing
 liabilities                                      108.7%                     107.1%
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

                                             For the six months ended
                                     June 30, 1998               June 30, 1997
                               --------------------------  --------------------------
(DOLLARS IN THOUSANDS)                            Average                     Average
                               Average            Yield/   Average            Yield/
                               Balance  Interest   Cost    Balance  Interest   Cost
                               -------  --------  ------   -------  --------  ------
Interest-earning assets:
  Securities and other
   interest-earning assets    $ 61,862   $ 1,726   5.58%   $ 34,280   $   985   5.75%
Mortgage-backed and related
 securities                     12,400       392   6.32%     29,150     1,007   6.91%
Loan portfolio                 289,932    11,869   8.19%    273,619    10,677   7.80%
    Total interest-earning    --------   -------            --------  -------
     assets                    364,194   $13,987   7.68%    337,049   $12,669   7.52%
                                         -------                      -------
Non-interest earning assets     12,884                       10,157
                              --------                     --------
Total assets                  $377,078                     $347,206
                              ========                     ========

Interest-bearing liabilities:
  Deposits                     288,037     6,872   4.77%    276,634     6,367   4.60%
  Borrowed funds                50,139     1,610   6.42%     38,092     1,221   6.41%
    Total interest-bearing    --------   -------           --------   -------
     liabilities               338,176   $ 8,482   5.02%    314,726     7,588   4.82%
                                         -------                      -------
Non-interest bearing
  liabilities                    9,484                        6,199
                              --------                     --------
   Total liabilities           347,660                      320,925
   Stockholders' equity         29,418                       26,281
Total liabilities and         --------                     --------
 stockholders' equity         $377,078                     $347,206
                              ========                     ========
Net interest income                      $ 5,505                       $ 5,081
                                         =======                       =======
Interest rate spread                               2.66%                        2.70%
                                                   ====                         ====
Net yield on interest-
 earning assets                                    3.02%                        3.01%
                                                   ====                         ====
Percentage of average
 interest-earning assets to
 average interest-bearing
 liabilities                                      107.7%                       107.1%
                                                  =====                        =====

                 RATE/VOLUME ANALYSIS

The table below provides information regarding changes in interest income and interest expense for the period indicated. For each category of interest-earning asset and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (changes in volume multiplied by old rate); and (ii) changes in rates (change in rate multiplied by old volume). The change attributable to changes in rate-volume have been allocated to the other categories based on absolute values.

                                          For the Six Months Ended
                                      June 30, 1997 vs. June 30, 1998
                                            Increase (Decrease)
                                                   Due to
                                      -------------------------------
(DOLLARS IN THOUSANDS)                Volume     Rate     Total
                                      -------------------------------
Interest income:
   Securities and other
     interest-earning assets          $  771     $  (30)    $  741
   Mortgage-backed and related
     securities                         (536)       (79)      (615)
   Loan portfolio                        654        538      1,192
                                      ------     ------     ------
     Total interest-earning assets       889        429      1,318
                                      ------     ------     ------
Interest expense:
   Deposits                              267        238        505
   Borrowed funds                        387          2        389
                                      ------     ------     ------
     Total interest-bearing
      liabilities                        654        240        894
                                      ------     ------     ------
Net interest income                   $  235     $  189     $  424
                                      ======     ======     ======

RESERVE FOR LOAN LOSSES

     During the six month period ended June 30, 1998 the Bank had charge-offs against the allowance for loan losses of $16,856. The Bank added $190,000 to the allowance for loan losses for the current six-month period increasing the balance to $1,046,946. Management considers this level to be appropriate based on lending volume, the current level of delinquencies and other non-performing assets, overall economic conditions and other factors. Future increases to the allowance may be necessary, however, due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors.

NONINTEREST INCOME

     During the six month period ended June 30, 1998, the Bank sold $14 million in fixed rate mortgage loans at a gain of $262,000 as compared to the sale of $4.1 million at a gain of $12,000 for the same period a year ago. The proceeds from the sales were used to fund new loans. The balance in real estate owned expense represents operating expense and further reduction of the carrying amount of foreclosed real estate owned. During the six month period ended June 30, 1998, the Bank aggressively pursued disposal of the foreclosed real estate owned thereby incurring various charges in the sales of these properties.
Loan fees for the six month period ended June 30, 1998 as compared to last year increased 17.7% due to an increase in the volume of loans serviced. For the same period, fee income from deposit operations increased 38.1% due to an increase in checking accounts.

NONINTEREST EXPENSES

     For the six month period ended June 30, 1998, noninterest expense increased 9.8% as compared to the same period last year. Compensation and related cost increased 7.7% due to normal increases in salaries and benefits. Occupancy and equipment expense increased 1.5%. This increase can be attributed to additional maintenance necessary to keep the buildings in good repair. The decrease of 31.6% in Federal insurance premium can be attributed to a reduction in the premium. Advertising increased 18.1% due to a more aggressive advertising campaign. During the current six month period the Bank started a new courier system to deliver the Bank's daily work to a central location. This accounted for a 14.3% increase in other operating expense as compared to the same period a year ago.
The remaining increase was in postage, due to mail volume, and normal increases in other operating expenses.

INCOME TAXES

     The effective tax rates for the six month periods ended
June 30, 1998 and 1997 approximate the statutory rate after giving effect to nontaxable interest, other permanent tax differences, and adjustments to certain deferred tax liabilities.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES

         (a)  Not applicable

         (b)  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         (a)  Not applicable

         (b)  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The information required by this item was disclosed in
Item 4 of the Form 10-Q for the quarter ended March 31, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              Exhibit 11. Computation of Earnings Per Share
              Exhibit 27. Financial Data Schedule


         (b)  Reports on Form 8-K.
              No reports on Form 8-K were filed during the quarter
              ended June 30, 1998.

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COOPERATIVE BANKSHARES, INC.

Dated: August 10, 1998     /s/ Frederick Willetts, III
                           -------------------------------------
                           President and Chief Executive Officer



Dated: August 10, 1998     /s/ Edward E. Maready
                           -------------------------------------
                           Treasurer and Chief Financial Officer