Form 10-Q
period 1998-09-30
COOPERATIVE BANKSHARES INC
filed 1998-11-13
CIK 923529

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                -----------------------------------
                             FORM 10-Q


(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

                             or

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


Registrant's telephone number, including area code:(910)343-0181
---------------------------------------------------------------

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

3,043,284 shares at October 26, 1998
------------------------------------

                      TABLE OF CONTENTS

                                                           Page

PART I  - FINANCIAL INFORMATION

Item 1  Financial Statements (Unaudited)

        Consolidated Statements of Financial Condition,
        September 30, 1998 and December 31, 1997             2

        Consolidated Statements of Operations, for the
        three and nine months ended September 30, 1998
        and 1997                                             3

        Consolidated Statements of Cash Flows, for the
        nine months ended September 30, 1998 and 1997        4

        Notes to Consolidated Financial Statements           5

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations     6-15

Part II   Other Information                                 16

Signatures                                                  17

Exhibit 11 - Statement Regarding Computation of
             Earnings Per Share                             18

Exhibit 27 - Financial Data Schedule                     19-20

PART 1-FINANCIAL INFORMATION-ITEM 1-FINANCIAL STATEMENTS
COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                              September 30,    December 31,
                                                                  1998            1997
                                                              ------------     ------------
ASSETS:
  Cash and cash equivalents (including interest-bearing
    deposits:
    September 1998-$7,423,560; December 1997-$12,311,582)     $ 11,992,956     $ 17,207,777
  Securities:
    Available for sale                                          21,345,006       21,004,067
    Held to maturity (market value: September
      1998-$20,841,254; December 1997-$20,348,130)              21,036,684       21,043,946
  Mortgage-backed and related securities available for sale     11,052,536       12,856,337
  Other investments                                              2,828,000        2,688,200
  Loans receivable, net                                        311,774,117      286,691,769
  Foreclosed real estate owned                                          --          251,141
  Accrued interest receivable                                    2,666,204        2,172,335
  Premises and equipment, net                                    6,343,172        4,872,202
  Prepaid expenses and other assets                                370,465          333,316
                                                              ------------     ------------
       Total assets                                           $389,409,140     $369,121,090
                                                              ============     ============
LIABILITIES:
  Deposits                                                    $301,038,324     $288,690,634
  Borrowed funds                                                55,110,374       50,141,002
  ESOP note payable                                                     --           84,824
  Escrow deposits                                                  831,354          427,983
  Accrued interest payable on deposits                             113,465          126,155
  Deferred income taxes, net                                       918,516        1,051,800
  Accrued expenses and other liabilities                           262,720          305,123
                                                              ------------     ------------
       Total liabilities                                       358,274,753      340,827,521
                                                              ------------     ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 3,000,000 shares
    authorized, none issued and outstanding                             --          -
  Common stock, $1.00 par value, 7,000,000 shares authorized,
    3,043,284 and 2,984,396 shares issued and outstanding        3,043,284        2,984,396
  Additional paid-in capital                                     6,635,734        6,022,454
  Unearned ESOP shares                                                  --          (84,824)
  Accumulated other comprehensive income                           279,687           (6,663)
  Retained earnings                                             21,175,682       19,378,206
                                                              ------------     ------------
       Total stockholders' equity                               31,134,387       28,293,569
                                                              ------------     ------------
       Total liabilities and stockholders' equity             $389,409,140     $369,121,090
                                                              ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                         SEPTEMBER 30,                SEPTEMBER 30,
                                      1998           1997          1998           1997
                                  ------------  ------------   ------------  ------------
INTEREST INCOME:
  Loans receivable                $  6,297,876  $  5,668,139   $ 18,166,956  $ 16,345,483
  Mortgage-backed and related
    securities                         172,485       489,269        564,197     1,496,051
  Securities                           733,454       469,405      2,459,484     1,454,717
                                   -----------   -----------    -----------   -----------
   Total interest income             7,203,815     6,626,813     21,190,637    19,296,251
                                   -----------   -----------    -----------   -----------
INTEREST EXPENSE:
  Deposits                           3,535,488     3,373,143     10,407,105     9,739,972
  Borrowed funds                       861,741       661,122      2,471,926     1,881,821
                                   -----------   -----------    -----------   -----------
   Total interest expense            4,397,229     4,034,265     12,879,031    11,621,793
                                   -----------   -----------    -----------   -----------
NET INTEREST INCOME:                 2,806,586     2,592,548      8,311,606     7,674,458
Provision for loan losses               65,000        30,000        255,000        90,000
                                   -----------   -----------    -----------   -----------
   Net interest income after
    provision for loan losses        2,741,586     2,562,548      8,056,606     7,584,458
                                   -----------   -----------    -----------   -----------
NONINTEREST INCOME:
  Net gains on sale of loans
    and mortgage-backed and
    related securities                   6,214             0        268,178        12,115
  Real estate owned income
    (expenses), net                          0       (13,339)       (79,186)      (12,059)
  Loan fees                             73,958        70,166        230,704       203,389
  Deposit and related fees             107,151        81,132        293,065       215,802
  Other income (expense), net           (4,906)        8,833         (5,306)          534
                                   -----------   -----------    -----------   -----------
     Total noninterest income          182,417       146,792        707,455       419,781
                                   -----------   -----------    -----------   -----------
NONINTEREST EXPENSES:
  Compensation and fringe
    benefits                         1,114,137     1,009,624      3,244,429     2,987,222
  Occupancy and equipment              448,709       354,514      1,180,664     1,075,585
  Federal insurance premiums            45,189        43,759        134,577       174,486
  Advertising                           98,605       129,595        285,293       287,680
  Other                                397,490       301,428      1,076,762       790,616
                                   -----------   -----------    -----------   -----------
   Total other operating expenses    2,104,130     1,838,920      5,921,725     5,315,589
                                   -----------   -----------    -----------   -----------
Income before income taxes             819,873       870,420      2,842,336     2,688,650
Income tax expense                     306,377       344,758      1,044,859     1,036,388
                                   -----------   -----------    -----------   -----------
NET INCOME                        $    513,496  $    525,662   $  1,797,477  $  1,652,262
                                   ===========   ===========    ==========    ===========
EARNINGS PER:
  Common share -  basic           $       0.17  $       0.18   $      0.60   $       0.56
                                   ===========   ===========    ==========    ===========
  Common share -
   assuming dilution              $       0.16  $       0.17   $      0.56   $       0.52
                                   ===========   ===========    ==========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES,  INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                             1998             1997
                                                        ------------     ------------
OPERATING ACTIVITIES:
  Net income                                            $  1,797,477     $  1,652,262
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Net accretion, amortization, and depreciation            507,721          407,889
    Net gain on sale of loans and mortgage-backed and
      related securities                                    (268,178)         (12,115)
    Provision (benefit) for deferred income taxes           (316,900)        (197,642)
    Release of ESOP shares                                   125,380               --
    Loss (gain) on sale of premises and equipment              8,183              574
    Loss (gain) on sales of foreclosed real estate             2,498              929
    Valuation losses on foreclosed real estate                62,300           10,653
    Provision for loan losses                                255,000           90,000
    Changes in assets and liabilities:
      Accrued interest receivable                           (493,869)        (221,303)
      Prepaid expenses and other assets                      (53,514)       1,023,382
      Accrued interest payable on deposits                   (12,690)        (208,336)
      Accrued expenses and other liabilities                 235,485          102,407
                                                        ------------     ------------
        Net cash provided by operating activities          1,848,893        2,648,700
                                                        ------------     ------------
INVESTING ACTIVITIES:
  Purchases of securities available for sale             (10,000,000)      (2,000,000)
  Proceeds from maturity of securities available
    for sale                                              10,000,000        2,000,000
  Proceeds from principal repayments of mortgage-
    backed and related securities available for sale       1,866,026          959,523
  Proceeds from sales of loans                            13,977,489        4,070,113
  Loan originations, net of principal repayments         (39,078,706)     (29,202,019)
  Proceeds from disposals of foreclosed real estate          292,147          290,232
  Purchases of premises and equipment                     (1,902,805)        (357,402)
  Proceeds from sale of premises and equipment                 1,360            9,139
  Net purchases of other investments                        (208,556)        (253,200)
                                                        ------------     ------------
     Net cash used in investing activities               (25,053,045)     (24,483,614)
                                                        ------------     ------------
FINANCING ACTIVITIES:
  Net increase in deposits                                12,347,690       10,941,807
  Proceeds from FHLB advances                              5,000,000        5,000,000
  Principal payments on FHLB advances                        (30,628)          (3,247)
  Proceeds from issuance of common stock                     268,898               --
  Net change in escrow deposits                              403,371          395,865
                                                        ------------     ------------
     Net cash provided by financing  activities           17,989,331       16,334,425
                                                        ------------     ------------
DECREASE IN CASH AND CASH EQUIVALENTS                     (5,214,821)      (5,500,489)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                     17,207,777       11,507,283
                                                        ------------     ------------
  END OF PERIOD                                         $ 11,992,956     $  6,006,794
                                                        ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies: The significant accounting policies followed by Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 1997. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.
2. Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts of Cooperative Bankshares, Inc., Cooperative Bank For Savings, Inc., SSB and its wholly owned subsidiary, CS&L Services, Inc. All significant intercompany items have been eliminated.
3. Earnings Per Share: On August 25, 1997 the Company declared a 100% stock split effected in the form of a stock dividend. This split increased the number of common shares outstanding to 2,983,396. All prior period share and per share data have been adjusted for the split. The Company adopted SFAS No. 128 "Earnings Per Share" on December 31, 1997. As required, all prior period earnings per share have been restated to conform with the provisions of the statement.
     Earnings per share are calculated by dividing net income by both the weighted average number of common shares outstanding and the dilutive common equivalent shares outstanding. Common equivalent shares consist of stock options issued and outstanding. In determining the number of equivalent shares outstanding, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise.
4. Comprehensive Income: Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities.

5.


                                            Three Months Ended     Nine Months Ended
                                                September 30,         September 30,
                                              1998       1997        1998      1997
                                            -------   --------     -------   -------
Unrealized gains/(losses) on available
for sale securities                        $ 348,898  $ 387,756   $  469,965  $  540,083
Income tax (expense)/benefit relating
   to unrealized gains on available
   for sale securities                      (150,110)  (162,000)    (183,615)   (225,817)
                                           ---------  ---------   ----------   ---------
Other comprehensive income                   198,788    225,756      286,350     314,266
                                           =========  =========   ==========  ==========
Total comprehensive income                 $ 712,284  $ 751,418   $2,083,827  $1,966,528
                                           =========  =========   ==========  ==========

5. Statement of Financial Accounting Standards No. 133: On June 15, 1998 the Financial Accounting Standards Board
       (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.
6. Statement of Financial Accounting Standards No. 134. Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, was issued in October 1998. This Statement amends existing classification and accounting treatment of mortgage-backed securities, retained after mortgage loans held for sale are securitized, for entities engaged in mortgage banking activities. These securities previously were classified and accounted for as trading and now may be classified as held-to-maturity or available-for-sale, also. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. SFAS No. 134 is not expected to have material effect on the Bank's financial statements.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION   AND RESULTS OF OPERATIONS


GENERAL
  Cooperative Bankshares, Inc. (the "Company") is a registered bank holding company incorporated in North Carolina in 1994.
The Company was formed for the purpose of serving as the holding company of Cooperative Bank For Savings, Inc., SSB, ("Cooperative Bank" or the "Bank") a North Carolina chartered stock savings bank. The Company's primary activities consist of holding the stock of Cooperative Bank and operating the business of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Cooperative Bank.

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

  Cooperative Bank's lending activities are concentrated on the origination of conventional mortgage loans for the purpose of constructing, financing or refinancing one- to- four family residential properties. As of September 30, 1998, $264.4 million, or 84.2% of the Bank's loan portfolio consisted of loans secured by one-to-four family residential properties.
Also at that date, approximately 88.3% of the Bank's total loan portfolio consisted of loans secured by residential real estate. To a lesser extent, the Bank originates multi-family, nonresidential real estate loans, home equity line of credit loans, secured and unsecured consumer and business loans. While continuing to place primary emphasis on residential mortgage loans, the Bank is taking a more aggressive position in pursuing business lending, and nonresidential real estate lending involving loans secured by small commercial properties with balances generally ranging from $100,000 to $1,000,000. The Bank's primary emphasis is to originate adjustable rate loans with the fixed rate loan as an option. As of September 30, 1998, adjustable rate loans totaled 65.1%, and fixed rate loans totaled 34.9% of the Bank's total loan portfolio.

INTEREST RATE SENSITIVITY ANALYSIS
  Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be analyzed using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. Gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At September 30, 1998, Cooperative had a one-year negative gap position of 17%. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, most of the Company's adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings, and money market deposit accounts.
Experience has shown that the Company sees relatively modest repricing of these transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

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

  At September 30, 1998, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately $68.1 million, which represents 19.1% of deposits and borrowed funds as compared to $74.1 million or 21.9% of deposits and borrowed funds at December 31, 1997. The decrease in liquid assets during the nine months ended September 30, 1998, was primarily due to the funding of new mortgage loans.

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

  The Company's primary uses of liquidity are to fund loans and to make investments. At September 30, 1998, outstanding off-balance sheet commitments to extend credit totaled $14.5 million, and the undisbursed portion of construction loans was $18.3 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL
  Stockholders' equity at September 30, 1998, was $31.1 million, up 9.9% from $28.3 million at December 31, 1997. Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks, supervised by the FDIC, must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At September 30, 1998, the Bank's ratio of Tier I capital was 8%. The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of allowance for loan losses. At September 30, 1998, the Bank had a ratio of qualifying total capital to risk-weighted assets of 14.5%.

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

  Based on a recent assessment, the Company has developed a plan to address the year 2000 issue. With respect to the Company's teller/platform system, the Company has installed a new system that is Year 2000 compliant and fully tested. Installation has been completed and the new system is currently in use. Since the installation of the new system was not a result of the Year 2000 issue, the costs of such system, approximately $1.0 million, have been capitalized. The Company expects that testing of the remaining hardware and software will commence in November 1998 and is scheduled to be completed by January 31, 1999. The Company presently believes that the remaining hardware and software will be made in compliance at what we believe will be a minimal cost to the Company. Although the precise cost to bring the Company's software in compliance cannot be determined at this time, it is not expected to be material. The Company is in the process of developing a contingency plan to deal with any possible risk that such changes to its hardware and software are not fully successful as well as the risk to the Company from the failure of third parties with which the Company does business to make all necessary corrections. Such plan will be completed by December 1998.

  The Company has also evaluated its non-information technology systems (for example, its alarm system) to determine if such systems may have embedded technology that could also be affected by the Year 2000 problem. The Company has determined that the only system of this type that could be affected is its alarm system. The Company has been informed, however, by the vendor that the system is Year 2000 compliant and has been fully tested.

  Computer problems experienced by its borrowers could have an adverse effect on its business operations and their ability to repay their loans when due. The Company has evaluated its major borrowers and does not anticipate that any problems will be material to its operations.

FINANCIAL CONDITION AT SEPTEMBER 30, 1998 COMPARED TO
DECEMBER 31, 1997
  The Company's total assets increased 5.5% to $389.4 million at September 30, 1998, as compared to $369.1 million at December 31, 1997. Two major changes in the assets were a decrease of $5.2 million (30%) in cash and a $25.1 million (8.7%) increase in loans receivable. Borrowed funds, retail deposits and available liquid assets funded the increase in loans during the current period. Due to a high loan demand, the Bank sold $14 million in fixed rate loans during the nine month period ended September 30, 1998 and used the funds to reinvest in new loans. Although the Company concentrates its lending activities on the origination of conventional mortgage loans for the purpose of the construction, financing or refinancing of one-to-four family residential properties, it is becoming more active in the origination of small loans secured by commercial properties. At September 30, 1998, approximately 11.7% of the Company's loan portfolio were loans other than residential properties. In addition to the above, premises and equipment increased 30.2%. The increase is due to two major projects. The Bank completed the installed of new teller workstations and data communications during the third quarter of 1998. The Bank also completed a replacement office in Elizabethtown, North Carolina, during the third quarter of 1998.

  With a $12.4 million (4.3%) increase in retail deposits, an additional $5 million borrowed funds from the Federal Home Loan Bank ("FHLB"), and the sale of $14 million in loans the Bank had adequate funds to meet its loan demand. Borrowed funds, collateralized through an agreement with the FHLB for advances, are secured by the Bank's investment in FHLB stock and qualifying first mortgage loans. At September 30, 1998, $15.0 million in borrowed funds mature in 1 year and the remaining amount of funds mature in 2 to 5 years.

  The Company's non-performing assets (loans 90 days or more delinquent and foreclosed real estate) were $3.4 million, or 0.86% of assets, at September 30, 1998, compared to $761 thousand, or 0.21% of assets, at December 31, 1997. The
Company assumes an aggressive position in collecting delinquent loans to minimize balances of non-performing assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. While there can be no guarantee, in the opinion of management, the allowance for loan losses of $1.1 million at September 30, 1998 is adequate to cover potential losses.

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

NET INCOME
  Net income for the three month period ended September 30, 1998 of $513,496 was essentially unchanged as compared to the same period last year. For the nine month periods ended September 30, 1998, net income increased 8.8% to $1.8 million as compared $1.7 million for the same periods a year ago. Contributing factors for the increase in net income was an 7.9% increase in interest-earning assets and an increase in the net interest margin to 3.02% for the nine month period ended September 30, 1998, as compared to 3.01% for the same period last year. Also, noninterest income increased 68.5% for the nine month period ended September 30, 1998, as compared to the same period last year due to the sale of fixed rate long term loans at a gain of $268 thousand.

INTEREST INCOME
  For the three month period ended September 30, 1998, interest income increased 8.7% as compared to the same period a year ago. The increase in interest income can be principally attributed to an increase in yield and the average balance of interest-earning assets as compared to the same period last year. The yield on average interest-earning assets increased to 7.74% as compared to 7.66% for the same period a year ago, and the average balance increased by 7.6%.

  Interest income increased 9.8% for the nine month period ended September 30, 1998, as compared to the same period a year ago. The increase in interest income can be principally attributed to an increase in yield and the average balance of interest-earning assets as compared to the same period last year. The yield on average interest-earning assets increased to 7.70% as compared to 7.57% for the same period a year ago, and the average balance increased by 7.9%.

INTEREST EXPENSE

  For the three month period ended September 30, 1998, interest expense increased 9% as compared to the same period a year ago. The 7.3% increase in the average balance of interest-bearing liabilities and their subsequent increase in cost of funds principally contributed to the increase in interest expense during this period. The cost of interest-bearing liabilities increased 8 basis points to 5.09% as compared to 5.01% for the same period last year.

  Interest expense increased 10.8% for the nine month period ended September 30, 1998, as compared to the same period a year ago. The 7.4% increase in the average balance of interest-bearing liabilities and their subsequent increase in cost of funds principally contributed to the increase in interest expense. The cost of interest-bearing liabilities increased 15 basis points to 5.04% as compared to 4.89% for the same period last year.

NET INTEREST INCOME

  Net interest income for the three and nine month periods ended September 30, 1998, as compared to the same period a year ago, increased 8.3% and 10.8%, respectively. During these same periods ended September 30, 1998, the yield on average interest-earning assets increased 8 basis points and 13 basis points, respectively. For the same periods, the cost of average interest-bearing liabilities increased 8 basis points and 15 basis points, respectively. The 7.9% increase in the average balance of interest-earning assets was the major factor for the increase in net interest income.

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

                                               For the quarter ended
                                 Seotenber 30, 1998          September 30, 1997
                               --------------------------  -------------------------
(DOLLARS IN THOUSANDS)                            Average                    Average
                               Average            Yield/   Average            Yield/
                               Balance  Interest   Cost    Balance  Interest   Cost
                               -------  --------  ------   -------  --------  ------
Interest-earning assets:
  Securities and other
   interest-earning assets    $ 51,999   $  733    5.64%   $ 32,550  $  469   5.76%
Mortgage-backed and related
 securities                     11,365      172    6.05%     28,698     489   6.82%
Loan portfolio                 308,904    6,298    8.16%    284,716   5,668   7.96%
    Total interest-earning    --------   ------            --------  ------
     assets                    372,268    7,203    7.74%    345,964   6,626   7.66%
                                         ------                      ------
Non-interest earning assets     12,333                       10,792
                              --------                     --------
Total assets                  $384,601                     $356,756
                              ========                     ========

Interest-bearing liabilities:
  Deposits                    $292,567   $3,535    4.83%   $281,928  $3,373   4.79%
  Borrowed funds                53,054      862    6.50%     40,227     661     6.57%
    Total interest-bearing    --------   ------            --------  ------
     liabilities               345,621    4,397    5.09%    322,155   4,034   5.01%
                                         ------                      ------
Non-interest bearing
  liabilities                    8,127                        7,328
                              --------                     --------
    Total liabilities          353,748                      329,483
Stockholders' equity            30,853                       27,273
Total liabilities and         --------                     --------
 stockholders' equity         $384,601                     $356,756
                              ========                     ========
Net interest income                      $2,806                      $2,592
                                         ======                      ======
Interest rate spread                               2.65%                      2.65%
                                                   ====                       ====
Net yield on interest-
 earning assets                                    3.02%                      3.00%
                                                   ====                       ====
Percentage of average
 interest-earning assets to
 average interest-bearing
 liabilities                                      107.7%                     107.4%
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

                                             For the nine months ended
                                 September 30, 1998          September 30, 1997
                               --------------------------  --------------------------
(DOLLARS IN THOUSANDS)                            Average                     Average
                               Average            Yield/   Average            Yield/
                               Balance  Interest   Cost    Balance  Interest   Cost
                               -------  --------  ------   -------  --------  ------
Interest-earning assets:
  Securities and other
   interest-earning assets    $ 58,574   $ 2,459   5.60%   $ 33,704   $ 1,455   5.76%
Mortgage-backed and related
 securities                     12,055       564   6.24%     29,000     1,496   6.88%
Loan portfolio                 296,256    18,167   8.18%    277,318    16,345   7.86%
    Total interest-earning    --------   -------            --------  -------
     assets                    366,885    21,190   7.70%    340,022    19,296   7.57%
                                         -------                      -------
Non-interest earning assets     12,700                       10,368
                              --------                     --------
Total assets                  $379,585                     $350,396
                              ========                     ========

Interest-bearing liabilities:
  Deposits                    $289,547   $10,407   4.79%   $278,399   $ 9,740   4.66%
  Borrowed funds                51,110     2,472   6.45%     38,804     1,882   6.47%
    Total interest-bearing    --------   -------           --------   -------
     liabilities               340,657    12,879   5.04%    317,203    11,622   4.89%
                                         -------                      -------
Non-interest bearing
  liabilities                    9,032                        6,575
                              --------                     --------
    Total liabilities          349,689                      323,778
Stockholders' equity            29,896                       26,612
Total liabilities and         --------                     --------
 stockholders' equity         $379,585                     $350,390
                              ========                     ========
Net interest income                      $ 8,311                       $ 7,674
                                         =======                       =======
Interest rate spread                               2.66%                        2.68%
                                                   ====                         ====
Net yield on interest-
 earning assets                                    3.02%                        3.01%
                                                   ====                         ====
Percentage of average
 interest-earning assets to
 average interest-bearing
 liabilities                                      107.7%                       107.2%
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

                                          For the Nine Months Ended
                                     September 30, 1997 vs. September 30, 1998
                                            Increase (Decrease)
                                                   Due to
                                     -----------------------------------------
(DOLLARS IN THOUSANDS)                     Volume      Rate       Total
                                      ---------------------------------------
Interest income:
   Securities and other
     interest-earning assets                $1,045     $  (41)    $1,004
   Mortgage-backed and related securities     (804)      (128)      (932)
   Loan portfolio                            1,144        678      1,822
                                            ------     ------     ------
     Total interest-earning assets           1,385        509      1,894
                                            ------     ------     ------
Interest expense:
   Deposits                                    397        270        667
   Borrowed funds                              595         (5)       590
                                            ------     ------     ------
     Total interest-bearing
      liabilities                              992        265      1,257
                                            ------     ------     ------
Net interest income                         $  393     $  244     $  637
                                            ======     ======     ======

RESERVE FOR LOAN LOSSES
  During the nine month period ended September 30, 1998 the Bank had charge-offs against the allowance for loan losses of $21,463. The Bank added $255,000 to the allowance for loan losses for the current nine month period increasing the balance to $1,107,339. Management considers this level to be appropriate based on lending volume, the current level of delinquencies and other non-performing assets, overall economic conditions and other factors. Future increases to the allowance may be necessary, however, due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors.

NONINTEREST INCOME
  During the nine month period ended September 30, 1998, the Bank sold $14 million in fixed rate mortgage loans at a gain of $268,000 as compared to the sale of $4.1 million at a gain of $12,000 for the same period a year ago. The proceeds from the sales were used to fund new loans. The balance in real estate owned expense represents operating expense and further reduction of the carrying amount of foreclosed real estate owned. During the nine month period ended September
30, 1998, the Bank aggressively pursued disposal of the foreclosed real estate owned thereby incurring various charges in the sales of these properties. Loan fees for the nine month period ended September 30, 1998 as compared to last year increased 13.4% due to an increase in the volume of loans serviced. For the same period, fee income from deposit operations increased 35.8% due to an increase in checking accounts.

NONINTEREST EXPENSES
     For the nine month period ended September 30, 1998, noninterest expense increased 11.4% as compared to the same period last year. Compensation and related cost increased 8.6% due to normal increases in salaries and benefits, and additional employees needed to handle the 5.5% growth in assets. Occupancy and equipment expense increased 9.8%. This increase can be attributed to additional maintenance necessary to keep the buildings in good repair, depreciation on the new teller workstations and data communication, and depreciation on the new Elizabethtown office. The decrease of 22.9% in Federal insurance premium can be attributed to a reduction in the premium. During the current nine month period other noninterest expense increased 36% as compared to the same period a year ago. This increase can be accounted for as follows; paper and printing 4%, postage and freight 12%, professional services 7%, and telephone and data communications 8%. The remaining increase was due to normal increases in other expense items.

INCOME TAXES
  The effective tax rates for the nine month periods ended
September 30, 1998 and 1997 approximate the statutory rate after giving effect to nontaxable interest, other permanent tax differences, and adjustments to certain deferred tax liabilities.

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

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              Exhibit 11. Computation of Earnings Per Share
              Exhibit 27. Financial Data Schedule


         (b)  Reports on Form 8-K.
              No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COOPERATIVE BANKSHARES, INC.

Dated: November 10, 1998   /s/ Frederick Willetts, III
       -----------------   -------------------------------------
                           President and Chief Executive Officer



Dated: November 10, 1998   /s/ Edward E. Maready
       -----------------   -------------------------------------
                           Treasurer and Chief Financial Officer