Form 10-K
period 1998-12-31
COOPERATIVE BANKSHARES INC
filed 1999-03-23
CIK 923529

        SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C.  20549

               --------------------

                     FORM 10-K

           FOR ANNUAL AND TRANSITION REPORTS
        PURSUANT TO SECTIONS 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998

[  ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

                  Commission File Number:  0-24626

                    COOPERATIVE BANKSHARES, INC.
       -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

      North Carolina                          56-1886527
-------------------------------            -------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

201 Market Street, Wilmington, North Carolina          28401
---------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:(910) 343-0181
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None

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

As of February 17, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the National Association of Securities Dealers, Inc. Automated Quotation National Market was $34,921,110 (2,660,656 shares at $13.125 per share). For purposes of this calculation, directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are treated as affiliates.

As of February 17, 1999 there were issued and outstanding
3,047,284 shares of the registrant's common stock.

               DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions of Annual Report to Stockholders for the Fiscal
     Year Ended December 31, 1998.  (Parts I and II)

2.   Portions of Proxy Statement for the 1999 Annual Meeting of
     Stockholders.  (Part III)

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

    COOPERATIVE BANK. Cooperative Bank was organized as a North Carolina-chartered building and loan association in 1898. The Bank has been a member of the Federal Home Loan Bank System since 1933 and its deposits have been federally insured since 1940. In August 1991, the Bank converted to a North Carolina-chartered stock savings and loan association and on October 1, 1992, the Bank converted from a North Carolina-chartered savings and loan association to a North Carolina-chartered stock savings bank. The Bank's deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").
At December 31, 1998, Cooperative Bank had total assets of $389.8 million, deposits of $301.7 million and stockholders' equity of $31.6 million.

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

MARKET AREA

    Cooperative Bank considers its primary market area to be the communities of eastern North Carolina extending from the Virginia to the South Carolina borders. The market is generally segmented into the coastal communities and the inland areas.
The economies of the coastal communities (concentrated in Dare, Carteret, Currituck, Onslow, Pender, New Hanover and Brunswick Counties) are seasonal and largely dependent on the summer tourism industry. The economy of Wilmington (the largest city in the market area), a historic seaport with a population of approximately 76,000, is also reliant upon summer tourism but is diversified into the chemicals, shipping, aircraft engines, and fiber optics industries. Wilmington also serves as a regional retail center, a regional medical center and is home of the University of North Carolina at Wilmington. The inland communities served by the Bank (concentrated in Bladen, Brunswick, Columbus, Duplin, Hyde, Martin, Beaufort and Pender Counties) are largely service areas for the agricultural activities in eastern North Carolina.

LENDING ACTIVITIES

    GENERAL. Cooperative Bank's lending activities are concentrated on the origination of conventional mortgage loans for the purpose of constructing, financing or refinancing residential properties. As of December 31, 1998, $302.8 million, or 88.7%, of the Bank's loan portfolio consisted of loans collateralized by residential properties. To a lesser extent, the Bank originates multi-family and nonresidential real estate loans, home equity lines of credit loans and consumer loans. While continuing to place primary emphasis on residential mortgage loans, the Bank continues to be active in its nonresidential real estate lending, involving loans secured by small commercial properties with balances generally ranging from $100,000 to $1,000,000. See " -- Loans Secured by Nonresidential Real Estate." The Bank's primary emphasis is to originate adjustable rate loans with the fixed rate loan as an option. As of December 31, 1998, adjustable rate loans totaled 60.6%, and fixed rate loans totaled 39.4%, of the Bank's total loan portfolio.

    ANALYSIS OF LOAN PORTFOLIO. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of collateral on the dates indicated.

                                                                 At December 31,
                                                ---------------------------------------------------
                                                       1998            1997               1996
                                                ---------------  ---------------   ----------------
                                                Amount      %    Amount      %     Amount       %
                                                ------    -----  ------    -----   ------      ----
Mortgage loans secured by real estate:
  1-4 family residential properties. . . . . .  $235,644   73.34% $232,977   81.26% $226,765   86.12%
  Multi-family (5 or more) residential
    properties . . . . . . . . . . . . . . . .     5,575    1.74     4,835    1.69     4,959    1.88
  Nonresidential property. . . . . . . . . . .     3,697    1.15     4,891    1.71     5,205    1.98
  1-4 family residential properties under
    construction . . . . . . . . . . . . . . .    25,244    7.86    24,908    8.69    23,152    8.79
  Multi-family (5 or more) residential
    property under construction. . . . . . . .        --      --        --      --       267     .10
  Nonresidential properties under
    construction. . .  . . . . . . . . . . . .        --      --       469     .16       752     .29

Installment loans secured by real estate:
  1-4 family residential properties (1). . . .    18,737    5.83    12,134    4.23     8,820    3.35%
  Multi-family (5 or more) residential
    properties . . . . . . . . . . . . . . . .     7,649    2.38     1,442     .50       212     .08
  Nonresidential property. . . . . . . . . . .    12,940    4.03     4,526    1.58       475     .18
  1-4 family residential properties under
    construction . . . . . . . . . . . . . . .     8,810    2.74     2,327     .81        --      --
  Multi-family (5 or more) residential
    property under construction. . . . . . . .     1,128     .35     2,996    1.05     2,400     .91
  Nonresidential properties under
    construction . . . . . . . . . . . . . . .    11,735    3.65     7,868    2.74        --      --
Consumer loans, secured and unsecured. . . . .     5,073    1.58     4,397    1.53     3,564    1.35
Business loans, secured and unsecured. . . . .     4,021    1.25     2,586     .90       510     .19
Business and consumer loans, secured and
  unsecured under construction . . . . . . . .       964     .30     1,213     .42       525     .20
                                                --------  ------  --------  ------  --------  ------
       Total loans . . . . . . . . . . . . . .   341,217  106.20   307,569  107.27   277,606  105.42
                                                --------  ------  --------  ------  --------  ------
Less:
  Undisbursed portion of construction loans. .    17,499    5.45    18,729    6.53    12,205    4.63
  Discounts and other. . . . . . . . . . . . .     1,216     .38     1,274     .44     1,281     .49
  Loan loss reserve. . . . . . . . . . . . . .     1,178     .37       874     .30       807     .30
                                                --------  ------  --------  ------  --------  ------
      Net loans. . . . . . . . . . . . . . . .  $321,324  100.00% $286,692  100.00% $263,313  100.00%
                                                ========  ======  ========  ======  ========  ======

__________
(1) Includes residential 1-4 family home equity loans.

     RESIDENTIAL REAL ESTATE LOANS. The Bank's primary lending activity consists of the origination of one-to four-family residential mortgage loans collateralized by property located in its market area. While a majority of the Bank's residential real estate loans are collateralized by owner-occupied primary residences, the Bank's portfolio also includes some second home and investor properties. The Bank also originates residential lot loans collateralized by vacant lots located in approved subdivisions.

    The Bank's loan originations are generally for a term of 15 to 30 years, amortized on a monthly basis, with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option.

    The Bank has offered adjustable rate mortgage loans
("ARMs") since 1979 and presently offers one year ARMs with rate adjustments tied to prime or the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of one year. The Bank offers introductory interest rates on ARMs which are not fully indexed. The interest rates on these loans generally include a cap of 2% per adjustment and 6% over the life of the loan. The Bank's underwriting policies require that the borrower qualify for an ARM at the fully indexed rate.
While the proportion of fixed and adjustable rate loan originations in the Bank's portfolio largely depends on the level of interest rates, the Bank has strongly emphasized ARMs in recent years and has been relatively successful in maintaining the level of one year ARM originations even during periods of declining interest rates. In addition to the one year ARM, the Bank offers 3/1 and 5/1 ARM products. These loans adjust annually after the end of the first three or five year period. A non-conforming fixed rate loan is offered at a rate that is 1% higher than the conforming fixed rate loan. A "Low Doc" program is available for the non-conforming loans.

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

    Cooperative Bank also originates loans secured by multi-family properties. At December 31, 1998, the Bank had $14.4 million of such loans, representing 4.2% of its total loan portfolio. These loans are primarily secured by apartment buildings located in the Bank's market area.

    CONSTRUCTION LOANS. The Bank originates loans to finance the construction of one- to four- and multi-family dwellings, housing developments and condominiums. Construction loans amounted to approximately $47.9 million, or 14.04%, of the Bank's total loan portfolio at December 31, 1998. In recent years, the Bank has emphasized the origination of construction loans in response to the significant demand for such loans by borrowers engaged in building and development activities in the growing communities of its market area. Substantially all of the Bank's construction loans are structured to be converted to permanent loans at the end of the construction phase. At the time the loan is converted to a permanent loan and assumed by the ultimate purchaser, the Bank underwrites the creditworthiness of the ultimate purchaser prior to approving the assumption, when the original borrower is released from liability. Construction/ permanent loans have either fixed or adjustable rates and have terms of up to 30 years. Occasionally, the Bank will make short term construction loans which have fixed rates and terms of up to 12 months. These loans are generally made in amounts up to 80% of appraised value. Loan proceeds generally are disbursed in increments as construction progresses and as inspections warrant.

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

    The Bank has in the past originated loans for the acquisition and development of unimproved property to be used for residential purposes. Land development lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects.

    The following table sets forth certain information as of December 31, 1998 regarding the dollar amount of construction loans secured by real estate and real estate mortgage loans maturing in the Bank's portfolio based on their contractual terms to maturity. The majority of these loans have provisions to convert to permanent loans upon completion of construction. For further information, see Note 5 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 1998 (the "Annual Report").
                                             Due During the
                                               Year Ended
                                             December 31,
                                                 1999
                                             --------------
                                             (In thousands)
    Real estate - construction
      Residential. . . . . . . . . . . .       $35,181
      Nonresidential . . . . . . . . . .        11,036
      Business and Industrial. . . . . .         1,664
                                               -------
         Total . . . . . . . . . . . . .       $47,881
                                               =======

    LOANS SECURED BY NONRESIDENTIAL REAL ESTATE. Loans secured by nonresidential real estate constituted approximately $28.4 million, or 8.3% of the Bank's total loans at December 31, 1998. The Bank is emphasizing the origination of these loans because of their profitability, since they generally carry a higher interest rate than single family residential mortgage loans. The Bank originates both construction loans and permanent loans on nonresidential properties. Nonresidential real estate loans are generally made in amounts up to 75% of the lesser of appraised value or purchase price of the property and have generally been made in amounts under $2.0 million. The Bank's permanent nonresidential real estate loans are secured by improved property such as office buildings, retail centers, warehouses, and other types of buildings located in the Bank's primary market area. Nonresidential real estate loans are either fixed or variable rate. The variable rate loans have interest rates tied to prime or the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of one year.

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

    CONSUMER LENDING. At December 31, 1998, the Bank's consumer loan portfolio totaled approximately $5.1 million, representing 1.5% of the Bank's total loans receivable. The Bank also offers home equity loans, which are made for terms of up to 15 years at adjustable interest rates. As of December 31, 1998, the Bank's home equity loan portfolio totaled approximately $11.3 million, representing 3.3% of its total loans receivable.

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

    NON-REAL ESTATE BUSINESS LENDING. In late 1996, the Bank initiated a program for originating loans to small businesses in the Bank's market area which are secured by various forms of non-real estate collateral or are unsecured. At December 31, 1998, these loans totaled approximately $5.0 million.
Management of Cooperative Bank believes that these loans are attractive to the Bank in light of the typically higher interest rate yields associated with them and the opportunity they present for expanding the Bank's relationships with existing customers and developing broader relationships with new customers. Accordingly, the Bank plans to actively pursue this type of lending in the future in an effort to maintain a profitable spread between the Bank's average loan yield and its cost of funds.

    Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are collateralized by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The management of Cooperative Bank seeks to minimize these risks as the Bank's commercial business loan portfolio grows by attempting to employ conservative underwriting criteria.

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

    Loan authorities and limits have been delegated by the Board of Directors to a group of senior officers who function as the loan committee, except for consumer loans, which may be approved by branch loan officers. Loans exceeding $700,000 up to $1,000,000 can be approved by three members of the loan committee. Any loan exceeding $1,000,000 is approved by the Bank's Board of Directors. Fire and casualty insurance is required on all loans secured by improved real estate.

    ORIGINATIONS, PURCHASES, AND SALES OF MORTGAGE LOANS. The Bank's general policy is to originate loans under terms, conditions and documentation which permit sale to the FHLMC, FNMA or private investors in the secondary market. The Bank has from time to time sold fixed rate, long term mortgage loans in the secondary market to meet liquidity requirements or as part of the asset/liability management program. In connection with such sales, the Bank generally retains the servicing of the loans (i.e., collection of principal and interest payments), for which it generally receives a fee payable monthly of up to 3/8% per annum of the unpaid balance of each loan. As of December 31, 1998, the Bank was servicing approximately 1,305 loans for others aggregating approximately $59.0 million.

    The Bank does not generally purchase loans, and purchased no loans during the last three fiscal years.

    LOAN COMMITMENTS. The Bank issues loan origination commitments to qualified borrowers primarily for the construction and purchase of residential real estate. Such commitments are made on specified terms and conditions and are typically for terms of up to 30 days. A non-refundable appraisal, flood certificate, credit report and underwriting fee is collected at the time of application. Management estimates that historically, less than 20% of such commitments expire unfunded. At December 31, 1998, the Bank had outstanding loan origination commitments of approximately $19.3 million. For further information, see Note 5 of Notes to Consolidated Financial Statements included in the Annual Report.

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

    DELINQUENCIES. The Bank's collection procedures provide that when a loan is 30 days past due, the borrower is contacted by mail, and payment is requested. If the delinquency continues, subsequent efforts are made to contact the borrower. If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates legal proceedings. At December 31, 1998, the Bank owned approximately $2.4 million, net of valuation reserves, of property acquired as the result of foreclosure or by deed in lieu of foreclosure and classified as "real estate owned."

    NON-PERFORMING ASSETS AND ASSET CLASSIFICATION. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. As of December 31, 1998, the Bank had no loans in non-accrual status.

    Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance plus unpaid accrued interest of the related loan or its fair value. Any required write-down of the loan to its fair market value is charged to the allowance for loan losses. At December 31, 1998, the Bank had four loans in the process of foreclosure and/or bankruptcy with a principal balance of approximately $188,932.

    The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated.
During the periods shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting
Standards ("SFAS") No. 15.

                                                      At December 31,
                                              -----------------------------
                                               1998        1997       1996
                                              ------      ------     ------
                                                  (Dollars in thousands)
Non-accruing loans:
  Residential real estate. . . . . . .        $   --      $  --      $  787
Accruing loans which are contractually
  past due 90 days or more:
  Real Estate:
    Residential. . . . . . . . . . . .        $1,606      $ 332      $  657
    Nonresidential . . . . . . . . . .            66         25           8
  Consumer . . . . . . . . . . . . . .            39         --          --
  Business . . . . . . . . . . . . . .            54         --          --
                                              ------      -----      ------
       Total . . . . . . . . . . . . .        $1,765      $ 357      $1,452
                                              ======      =====      ======
Percentage of total loans. . . . . . .           .52%       .12%        .52%
                                              ======      =====      ======

Other non-performing assets (1). . . .        $2,439      $ 251      $   42
                                              ======      =====      ======
Total non-performing assets. . . . . .        $4,204      $ 608      $1,494
                                              ======      =====      ======
Total non-performing assets to total
  assets . . . . . . . . . . . . . . .          1.08%       .16%        .44%
                                              ======      =====      ======

________
(1) Other non-performing assets represents property acquired by the Bank through foreclosure or repossession. This property is carried at fair value less estimated costs of sale.
(2) Included three residential lot development loans totaling approximately $3.1 million. During the first quarter of 1999, the Bank foreclosed on these loans and sold the underlying properties (with the Bank financing the purchase by another borrower) at a nominal loss, thereby reducing total nonperforming assets to approximately $1.1 million or .27% of assets.

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

    The following table analyzes activity in the Bank's allowance for possible loan losses for the periods indicated.

                                                 Year Ended December 31,
                                              -----------------------------
                                               1998        1997       1996
                                              ------      ------     ------
                                                  (Dollars in thousands)
Balance at beginning of period. . . . . . . . $  874      $ 807      $ 737

Provision for possible loan losses. . . . . .    330        153        156
Loans charged-off - net . . . . . . . . . . .     26         86         86
                                              ------      -----      -----
Balance at end of period. . . . . . . . . . . $1,178      $ 874      $ 807
                                              ======      =====      =====
Ratio of net charge-offs to average
  loans outstanding during the period . . . .    .01%       .03%       .03%
                                              ======      =====      =====
Ratio of loan loss reserve to total loans . .    .35%       .28%       .29%
                                              ======      =====      =====

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

    The following table sets forth the carrying value of the Bank's investment portfolio at the dates indicated. For additional information regarding the Bank's investments, see Notes 2 and 3 of Notes to Consolidated Financial Statements in the Annual Report.

                                                      At December 31,
                                              -----------------------------
                                               1998        1997       1996
                                              ------      ------     ------
                                                      (In thousands)
Interest-bearing deposits. . . . . . . . .    $ 7,904     $12,312    $ 9,084

Securities:
  Available for sale - at estimated market
    value. . . . . . . . . . . . . . . . .     21,163      21,004      5,946
  Held to maturity . . . . . . . . . . . .     13,034      21,044     21,054

Mortgage-backed and related securities:
  Available for sale - at estimated market
    value. . . . . . . . . . . . . . . . .     10,551      12,856     28,825
                                              -------     -------    -------
      Total. . . . . . . . . . . . . . . .    $52,652     $67,216    $64,909
                                              =======     =======    =======

    From time to time, the Bank purchases mortgage-backed and related securities guaranteed by the FHLMC, the Government National Mortgage Association ("GNMA") or the FNMA. FHLMC and FNMA mortgage-backed securities are participation certificates issued and guaranteed by the FHLMC or the FNMA which represent interests in pools of conventional mortgages originated by savings institutions. GNMA mortgage-backed securities are participation certificates issued and guaranteed by the GNMA which represent interests in pools of mortgages insured by the Federal Housing Administration or partially guaranteed by the Veterans Administration. GNMA obligations are backed by the full faith and credit of the United States. At December 31, 1998, the Bank held mortgage-backed securities, classified as available for sale, with an amortized cost of approximately $10.6 million which represented 2.7% of the Bank's total assets. At that date, the estimated aggregate market value and carrying value of the mortgage-backed securities was $10.6 million. Mortgage-backed securities increase the quality of the Bank's assets by virtue of the insurance and guarantees that back them, their greater degree of liquidity over individual mortgage loans, and their capacity to be used to collateralize borrowings or other obligations of the Bank. However, a portion of the Bank's mortgage-backed securities are long term, fixed rate instruments and, in a rising interest rate environment, the market value of such securities will decline. For further information regarding the Bank's mortgage-backed securities portfolio, see "Management's Discussion & Analysis" and Note 3 of Notes to Consolidated Financial Statements in the Annual Report.

The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment portfolio at December 31, 1998.

                               One Year or Less    One to Five Years    Five to Ten Years
                               -----------------   -----------------    -----------------
                               Carrying  Average   Carrying   Average   Carrying  Average
                                Value     Yield      Value     Yield      Value    Yield
                               --------  -------   --------   -------   --------  -------
                                                (Dollars in thousands)
Interest-bearing deposits. . . $ 7,904   4.45%  $     --        -- %   $    --      --  %

U.S. government and
  agency securities:
  Available for sale . . . . .   2,010   5.98     19,153       5.80         --      --
  Held to maturity . . . . . .      --     --      8,034       4.49      5,000     6.21
Mortgage-backed and related
  securities:
  Available for sale . . . . .   1,307   6.52         --        --          --      --
  Held to maturity . . . . . .      --     --         --        --          --      --
                               -------           -------               -------
      Total. . . . . . . . . . $11,221   4.97%   $27,187       5.41%   $ 5,000     6.21%
                               =======           =======               =======

                               More than Ten Years    Total Investment Portfolio
                               -------------------  -----------------------------
                               Carrying   Average   Carrying   Market     Average
                                Value      Yield      Value     Value      Yield
                               --------  -------    --------   -------   --------
                                                (Dollars in thousands)
Interest-bearing deposits. . . $    --    -- %      $ 7,904     $ 7,904    4.45%

U.S. government and
  agency securities:
  Available for sale . . . . .      --    --         21,163      21,163    5.82
  Held to maturity . . . . . .      --    --         13,034      12,780    5.15
Mortgage-backed and related
  securities:
  Available for sale . . . . .   9,244   6.50        10,551      10,551    6.50
  Held to maturity . . . . . .      --    --             --          --     --
                               -------              -------     -------
      Total. . . . . . . . . . $ 9,244   6.50%      $52,652     $52,398    5.58%
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

    DEPOSITS. Deposits are attracted from within the Bank's primary market area through the offering of a broad selection of deposit instruments including checking, savings, money market deposit, and term certificate accounts (including negotiated jumbo certificates in denominations of $100,000 or more) as well as individual retirement plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank does not obtain funds through brokers, nor does it actively solicit funds outside of its primary market area. For further information regarding the Bank's deposits, see "Management's Discussion and Analysis" and Note 7 of Notes to Consolidated Financial Statements in the Annual Report.

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

    From time to time the Bank has borrowed funds under reverse repurchase agreements and dollar rolls. Under a reverse repurchase agreement, the Bank sells securities (generally government securities, mortgage-backed certificates and FHLMC participation certificates) and agrees to repurchase them (or substantially identical securities) at a specified price at a later date. Reverse repurchase agreements are generally for terms of one week to one month, are subject to renewal, and are deemed to be borrowings collateralized by the securities sold. Generally, the cost of borrowed funds using reverse repurchase agreements is less expensive than other borrowings with comparable terms. Cooperative Bank had no reverse repurchase agreements or dollar rolls outstanding during the fiscal year ended December 31, 1998. All reverse repurchase agreements are contracted with registered broker-dealers. The dollar rolls used by the Bank closely resemble reverse repurchase agreements, except that with dollar rolls, the Bank agrees to repurchase securities similar to the securities sold, rather than the same securities, as with reverse repurchase agreements.

    For further information regarding the Bank's borrowings, see Note 8 of Notes to Consolidated Financial Statements in the
Annual Report.

    The following tables set forth certain information regarding short term borrowings by the Bank at the end of and during the periods indicated:

                                               During the Year Ended December 31,
                                              ----------------------------------
                                               1998        1997       1996
                                              ------      ------     ------
                                                        (In thousands)
Maximum amount of short-term borrowings
  outstanding at any month end:
  Securities sold under agreements to
    repurchase. . . . . . . . . . . . . . . . $    --     $    --    $    --
  FHLB advances . . . . . . . . . . . . . . .  55,141      50,141     35,145

Maximum amount of short-term borrowings
  outstanding at end of period
  Securities sold under agreements to
    repurchase. . . . . . . . . . . . . . . .      --          --         --
  FHLB advances . . . . . . . . . . . . . . .  55,109      50,141     35,145

Approximate average short-term borrowings
  outstanding with respect to:
  Securities sold under agreements to
    repurchase . . . . . . . . . . . . . . .       --          --         --
  FHLB advances. . . . . . . . . . . . . . .   51,506      39,797     14,839

Approximate weighted average rate paid on:
  Securities sold under agreements to
    repurchase . . . . . . . . . . . . . . .       --          --         --
  FHLB advances. . . . . . . . . . . . . . .     6.33%       6.49%      6.47%

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

EMPLOYEES

     At December 31, 1998, the Bank had 121 full-time employees and six part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees to be good.

EXECUTIVE OFFICERS

     At December 31, 1998, the executive officers of the Bank who were not also directors were as follows:

                          Age at
Name                 December 31, 1998            Position
----                 -----------------            --------
Daniel W. Eller            56             Senior Vice President and Corporate
                                          Secretary

Edward E. Maready          57             Senior Vice President and Treasurer,
                                          Principal Financial and Accounting Officer

Eric R. Gray               56             Senior Vice President of Mortgage Lending

O.C. Burrell, Jr.          50             Executive Vice President and Chief
                                          Operating Officer

    DANIEL W. ELLER was employed by the Bank in 1979 and served as the Administrative Vice President until 1993, at which time he was appointed Senior Vice President and Corporate Secretary. He was a member of the Board of the Lower Cape Fear Water & Sewer Authority and has served on the boards of the Southeastern Economic Development Commission, Downtown Area Revitalization Effort (DARE), New Hanover County Recreation Advisory Committee, Cape Fear Area United Way, and past president of Crimestoppers of New Hanover County. He also is past president of the Wilmington Civitan Club and past chairman of the Board of Child Development Center.

    EDWARD E. MAREADY was employed by the Bank in 1977.  He
served as Controller and Treasurer from 1977 until 1993.   In
1993, Mr. Maready was appointed Senior Vice President and Treasurer. He is a member of the Financial Managers' Society, Inc. and serves as a member of various civic committees.

    ERIC R. GRAY was employed by the Bank in 1971. He served as Vice President of Mortgage Lending from 1984 until 1993, at which time he was elected Senior Vice President of Mortgage Lending. He is past director of the Mortgage Banker's Association of Wilmington, North Carolina, current member and past president and director of the Wilmington East Rotary Club, and current member of the Single Family FNMA/FHLMC of MBAC. Mr. Gray serves as a member of the Project Impact Committee for New Hanover County.

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

                      REGULATION

    GENERAL. As a North Carolina savings bank with deposits insured by the SAIF, Cooperative Bank is subject to extensive regulation by the Administrator of the North Carolina Savings Banks Division (the "Administrator") and the FDIC. The Company is also subject to extensive regulation under federal and state law. The lending activities and other investments of Cooperative Bank must comply with various federal regulatory requirements. The Administrator and the FDIC periodically examine Cooperative Bank for compliance with various regulatory requirements. The Bank must file reports with the Administrator and the FDIC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). This supervision and regulation is intended primarily for the protection of deposi-tors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

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

    The Bank was in compliance with both the FDIC capital requirements and the North Carolina net worth requirement at December 31, 1998.

    LIQUIDITY. North Carolina savings banks must maintain cash and readily marketable investments in an amount not less than 10% of the assets of the savings banks. The Bank was in compliance with this requirement at December 31, 1998.

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

    FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. Cooperative Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at December 31, 1998 of $2.8 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long term advances may only be made for the purpose of providing funds for residential housing finance.

    FEDERAL RESERVE BOARD REGULATION. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At December 31, 1998, the Bank met its reserve requirements.

    UNIFORM LENDING STANDARDS. Under FDIC regulations banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators.

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

STATE INCOME TAXATION

    Under North Carolina law, the Bank is subject to an annual corporate minimum tax of 7.25% of its federal taxable income as computed under the Code, subject to certain prescribed adjustments. The North Carolina corporate income tax will be reduced to 6.9% for years beginning on or after January 1, 2000. This reduction is being phased in with the tax rate being reduced to 7% for 1999. In addition to the state corporate income tax, the Bank is subject to an annual state franchise tax, which is imposed at a rate of .15% applied to the greatest of the Bank's (i) capital stock, surplus and undivided profits,
(ii) investment in tangible property in North Carolina or (iii) appraised valuation of property in North Carolina. The filing of consolidated returns is not permitted under North Carolina law.

ITEM 2.  PROPERTIES
-------------------

    The following table sets forth the location of the Bank's offices, as well as certain additional information relating to these offices as of December 31, 1998.

                                         Year     Net Book     Square
Location                                 Opened     Value      Footage      Title     Deposits
--------                                 ------   ---------    -------      -----     --------
                                                (In thousands)                     (In thousands)
201 Market St., Wilmington, NC            1959    $2,236        27,976      Owned      $36,278
24 N. Second St., Wilmington, NC (1)      1980        --         4,176      Owned(1)        --
827 New Bridge St., Jacksonville, NC      1954       216         4,213      Owned       18,070
205 E. Main St., Wallace, NC              1954       146         2,880      Owned       44,434
922 E. Arendell St., Morehead City, NC    1958        82         1,984      Owned       16,966
232 W. Broad Street, Elizabethtown, NC    1961     1,043         3,400      Owned       21,180
4 E. Fifth St., Tabor City, NC            1980       208         3,880      Owned       27,121
3605 Oleander Dr., Wilmington, NC         1970       104         1,296      Owned(2)    25,471
2405 S. College Rd., Wilmington, NC       1974       200         2,000      Owned       29,056
1501 Live Oak St., Beaufort, NC           1975        48         1,685      Owned(3)    10,115
400 Western Blvd., Jacksonville, NC       1982       389         2,050      Owned       11,828
132 W. 2nd St., Washington, NC            1983       115         7,298      Owned(4)    19,139
Railroad St., Robersonville, NC           1983        78         2,500      Owned(4)     8,562
2007 Croatan Ave., Kill Devil Hills, NC   1983       138         2,337      Owned(4)     7,140
1296 John Small Ave., Washington, NC      1987       226         1,920      Owned        7,066
Corner By-pass, Business 264,
  Belhaven, NC                            1989       375         1,482      Owned        8,573
821 Ocean Trail, Corolla, NC              1993        15           565      Leased(5)       --
7028 Market Street, Wilmington, NC        1995       753         1,925      Owned       10,657
                                                  ------                              --------
                                                  $6,372                              $301,656
                                                  ======                              ========

_________
(1) Operations center for the Bank.  Net book value included in 201 Market Street.
(2) Building is owned, but land is leased.  Current lease terminates June 2000.
(3) Building is owned, but land is leased.  Current lease terminates December 31, 1999.
(4) Acquired through merger.
(5) Loan production office.  Month to month rental.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

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


                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

    (a)  Directors of the Registrant

    The information contained under the section captioned
"Proposal I -- Election of Directors" in the Proxy Statement for the 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

         (1)  Consolidated Financial Statements*

            1. Report of Independent Accountants
            2. Consolidated Statements of Financial Condition as
                  of December 31, 1998 and 1997
            3. Consolidated Statements of Income for the Years
                 Ended December 31, 1998, 1997 and 1996
            4. Consolidated Statements of Stockholders' Equity
                 for the Years Ended December 31, 1998, 1997 and
                 1996
            5. Consolidated Statements of Cash Flows for the
                 Year Ended December 31, 1998, 1997, and  1996
            6. Notes to Consolidated Financial Statements
         __________
         * Incorporated by reference to the Annual Report, attached hereto as Exhibit 13.

         (2) Financial Statement Schedules (All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial
              Statements or related notes.)

    (b)  No Current Reports on Form 8-K were filed by the
Company during the final quarter of the fiscal year ended
December 31, 1998.


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

   3.2        Bylaws                                     *

  10.1        Cooperative Bank for Savings, Inc.
                1990 Stock Option Plan                   *

  10.2        Employment Agreement with Frederick
                Willetts, III                            *

  10.3        Termination Agreements with Daniel
                W. Eller, Edward E. Maready, Eric
                R. Gray, Todd L. Sammons and O.C.
                Burrell, Jr.                             *

  10.4        Amendments to Severance Agreements
                with Daniel W. Eller, Edward E.
                Maready, Eric R. Gray, and Todd L.
                Sammons                                  *

  10.5        Indemnity Agreement with Directors
                and Executive Officers                   *

  10.6        Severance Agreement with O. C. Burrell     **

  11          Statement re: computation of per share
              earnings - Reference is made to the
              Company's Consolidated Statements of
              Operations attached hereto as Exhibit 13, which are incorporated herein by reference

  13 Annual Report to Stockholders for the year ended December 31, 1998

  21          Subsidiaries

  23          Consent of PricewaterhouseCoopers LLP

  27          Financial Data Schedule

_________
*   Incorporated by reference to the Registrant's Registration
    Statement on Form S-4 (Reg. No. 33-79206).
** Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1997.

                      SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        Cooperative Bankshares, Inc.

Date:  March 18, 1999   By:/s/ Frederick Willetts, III
                           -------------------------------
                           Frederick Willetts, III
                           President and Chief Executive Officer
                           (Duly Authorized Representative)

    Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Frederick Willetts, III         Date:  March 18, 1999
    -------------------------------
    Frederick Willetts, III
    President, Chief Executive Officer
    and Director
    (Principal Executive Officer
    and Director)

By: /s/ Frederick Willetts, Jr.         Date:  March 18, 1999
    -------------------------------
    Frederick Willetts, Jr.
    Senior Vice President, Chairman
    of the Board

By: /s/ Edward E. Maready               Date:  March 18, 1999
    -------------------------------
    Edward E. Maready
    Senior Vice President and Treasurer
    (Principal Financial and
    Accounting Officer)

By: /s/ James D. Hundley, M.D.          Date:  March 18, 1999
    -------------------------------
    James D. Hundley, M.D.
    (Director)

By: /s/ O. Richard Wright, Jr.          Date:  March 18, 1999
    -------------------------------
    O. Richard Wright, Jr.
    (Director)

By: /s/ Paul G. Burton                  Date:  March 18, 1999
    -------------------------------
    Paul G. Burton
    (Director)

By: /s/ H. Thompson King, III           Date:  March 18, 1999
    -------------------------------
    H. Thompson King, III
    (Director)

By: /s/ F. Peter Fensel, Jr.            Date:  March 18, 1999
    -------------------------------
    F. Peter Fensel, Jr.
    (Director)

By: /s/ William H. Wagoner              Date:  March 18, 1999
    -------------------------------
    William H. Wagoner
    (Director)

By: /s/ R. Allen Rippy                  Date:  March 18, 1999
    -------------------------------
    R. Allen Rippy
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

 10.6          Severance Agreement with O.C. Burrell         **

 11            Statement re: computation of per share
               earnings - Reference is made to the
               Company's Consolidated Statements of
               Operations attached hereto as Exhibit 13, which are incorporated herein by reference

 13 Annual Report to Stockholders for the year ended December 31, 1998

 21            Subsidiaries

 23            Consent of PricewaterhouseCoopers LLP

 27            Financial Data Schedule

___________
*  Incorporated by reference to the Registrant's Registration
   Statement on Form S-4 (Reg. No. 33-79206).
** Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1997.