Form 10-Q
period 1999-03-31
COOPERATIVE BANKSHARES INC
filed 1999-05-11
CIK 923529

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                -----------------------------------
                             FORM 10-Q


(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999
                                       --------------
                             OR

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to _______

            Commission File Number: No. 0-24626
                                        -------

               COOPERATIVE BANKSHARES, INC.
 ----------------------------------------------------
(Exact name of registrant as specified in its charter)


        North Carolina                         56-1886527
-------------------------------           -------------------
(State of other jurisdiction               (I.R.S. Employer
of incorporation or organization          Identification No.)


201 Market Street, Wilmington, North Carolina        28401
---------------------------------------------     -----------
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

2,783,696 shares at May 10, 1999.
--------------------------------

                      TABLE OF CONTENTS

                                                           Page

PART I  - FINANCIAL INFORMATION

    Item 1  Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition,
            March 31, 1999 and December 31, 1998              2

            Consolidated Statements of Operations, for the
            three months ended March 31, 1999 and 1998        3

            Consolidated Statements of Cash Flows, for the
            three months ended March 31, 1999 and 1998        4

            Notes to Consolidated Financial Statements        5

    Item 2  Management's Discussion and Analysis of
            Financial Condition and Results of Operations  6-13

Part II   Other Information                                  14

Signatures                                                   15

Exhibit 11 - Statement Regarding Computation of
             Earnings Per Share                              16

Exhibit 27 - Financial Data Schedule                      17-18

PART 1-FINANCIAL INFORMATION-ITEM 1-FINANCIAL STATEMENTS
COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                MARCH 31,      December 31,
                                                                  1999            1998
                                                              ------------     ------------
ASSETS:
  Cash and cash equivalents (including interest-bearing
   deposits:
    March 1999-$1,277,308; December 1998-$7,904,166)           $ 6,138,772     $  8,856,389
  Securities:
    Available for sale                                          21,065,318       21,163,133
    Held to maturity (estimated market value: March 1999-
       $12,612,504; December 1998-$12,779,690)                  13,031,843       13,034,264
  Mortgage-backed and related securities available for sale      9,924,309       10,550,692
  Other investments                                              3,005,500        2,828,000
  Loans receivable, net                                        320,071,693      321,324,146
  Foreclosed real estate owned                                      25,352        2,439,158
  Accrued interest receivable                                    2,443,774        2,286,657
  Premises and equipment, net                                    6,406,515        6,372,456
  Prepaid expenses and other assets                              1,047,323          918,311
                                                              ------------     ------------
       Total assets                                           $383,160,399     $389,773,206
                                                              ============     ============
LIABILITIES:
  Deposits                                                    $298,986,021     $301,656,204
  Borrowed funds                                                52,108,491       55,109,439
  Escrow deposits                                                  499,252          337,474
  Accrued interest payable on deposits                             115,001           79,263
  Deferred income taxes, net                                       612,722          738,623
  Accrued expenses and other liabilities                           691,402          239,053
                                                              ------------     ------------
       Total liabilities                                      $353,012,889     $358,160,056
                                                              ------------     ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value, 3,000,000 shares
    authorized, none issued and outstanding                             --               --
  Common stock, $1 par value, 7,000,000 shares authorized,
    2,890,496 and 3,046,284 shares issued and outstanding        2,890,496        3,046,284
  Additional paid-in capital                                     4,746,861        6,649,374
  Accumulated other comprehensive income                           105,761          154,051
  Retained earnings                                             22,404,392       21,763,441
       Total stockholders' equity                               30,147,510       31,613,150
                                                              ------------     ------------
       Total liabilities and stockholders' equity             $383,160,399     $389,773,206
                                                              ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             1999            1998
                                                        ------------     -----------
INTEREST INCOME:
  Loans receivable                                      $6,332,009       $5,780,631
  Mortgage-backed and related securities                   156,075          203,920
  Securities                                               593,113          894,090
                                                        ----------       ----------
     Total interest income                               7,081,197        6,878,641
                                                        ----------       ----------
INTEREST EXPENSE:
  Deposits                                               3,248,177        3,385,872
  Borrowed funds                                           882,989          800,708
                                                        ----------       ----------
     Total interest expense                              4,131,166        4,186,580
                                                        ----------       ----------
NET INTEREST INCOME                                      2,950,031        2,692,061
Provision for loan losses                                   75,000          130,000
                                                        ----------       ----------
     Net interest income after provision for
       loan losses                                       2,875,031        2,562,061
                                                        ----------       ----------
NONINTEREST INCOME:
  Net gains on sale of loans                               123,110          260,174
  Service charges on deposit accounts                      153,834          115,300
  Loan fees and service charges                             72,174           79,561
  Investment fees                                           11,481           16,640
  Other service charges and fees                            10,061           12,602
  Real estate owned expenses and losses                    (43,027)         (76,378)
  Other income, net                                          1,135              605
                                                        ----------       ----------
     Total noninterest income                              328,768          408,504
                                                        ----------       ----------
NONINTEREST EXPENSE:
  Compensation and fringe benefits                       1,111,349        1,062,518
  Occupancy and equipment                                  459,744          364,315
  FDIC premium                                              45,442           44,972
  Advertising                                              101,234           91,848
  Other expense                                            467,527          448,232
                                                        ----------       ----------
     Total noninterest expenses                          2,185,296        2,011,885
                                                        ----------       ----------
Income before income taxes                               1,018,503          958,680
Income tax expense                                         377,552          343,499
                                                        ----------       ----------
NET INCOME                                              $  640,951       $  615,181
                                                        ==========       ==========
NET INCOME PER SHARE:
  Basic                                                 $     0.22       $     0.21
                                                        ==========       ==========
  Diluted                                               $     0.20       $     0.19
                                                        ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.
COOPERATIVE BANKSHARES,  INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             1999             1998
                                                        ------------     ------------
OPERATING ACTIVITIES:
  Net income                                            $    640,951     $    615,181
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Net accretion, amortization, and depreciation            137,959          145,360
    Net gain on sale of loans and mortgage-backed and
      related securities                                    (123,110)        (260,174)
    Benefit for deferred income taxes                        (95,027)        (139,370)
    Release of ESOP shares                                         -           61,583
    Gain on sale of premises and equipment                      (300)               -
    Loss on sales of foreclosed real estate                   37,945            5,476
    Valuation losses on foreclosed real estate                     -           62,300
    Provision for loan losses                                 75,000          130,000
    Changes in assets and liabilities:
      Accrued interest receivable                           (157,117)        (104,966)
      Prepaid expenses and other assets                     (132,801)        (474,356)
      Accrued interest payable on deposits                    35,738           24,247
      Accrued expenses and other liabilities                 452,349          511,907
                                                        ------------     ------------
        Net cash provided by operating activities            871,587          577,188
                                                        ------------     ------------
INVESTING ACTIVITIES:
  Purchase of securities available for sale                        -       (5,000,000)
  Proceeds from maturity of securities available
    for sale                                                       -       10,000,000
  Proceeds from principal repayments of mortgage-
    backed and related securities available for sale         621,721          406,220
  Proceeds from sales of loans                            19,484,691       13,915,579
  Loan originations, net of principal repayments         (15,849,128)     (11,959,186)
  Proceeds from disposals of foreclosed real estate           61,270          214,442
  Purchases of premises and equipment                       (162,904)        (894,684)
  Proceeds from sale of premises and equipment                   300                -
  Net purchases of other investments                        (177,500)        (208,430)
                                                        ------------     ------------
     Net cash provided by investing activities             3,978,450        6,473,941
                                                        ------------     ------------
FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                     (2,670,183)      10,999,853
  Proceeds from FHLB advances                             10,000,000                -
  Principal payments on FHLB advances                    (13,000,948)          (1,128)
  Proceeds from issuance of common stock                      48,981                -
  Repurchase of common stock                              (2,107,282)               -
  Net change in escrow deposits                              161,778          149,833
                                                        ------------     ------------
     Net cash (used in) provided by financing
       activities                                         (7,567,654)      11,148,558
                                                        ------------     ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (2,717,617)      18,199,687

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                      8,856,389       17,207,777
                                                        ------------     ------------
  END OF PERIOD                                         $  6,138,772     $ 35,407,464
                                                        ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies: The significant accounting policies followed by Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included.
The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 1998. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         1999         1998
                                                       ---------------------
Unrealized gains/(losses) on available for sale
   securities                                           $(79,163)    $ 24,683
Income tax (expense)/benefit relating to unrealized
   gains on available for sale securities                 30,874      (10,319)
                                                        --------     --------
Other comprehensive income                               (48,289)      14,364
Net Income                                               640,951      615,181
                                                        --------     --------
Total comprehensive income                              $592,662     $629,545
                                                        ========     ========

5. Statement of Financial Accounting Standards No. 133: On June 15, 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to the fact that it does not use derivative instruments, the adoption of FAS 133 will not have any effect on the Company's results of operations or its financial position.

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

     Cooperative Bank's lending activities are concentrated on the origination of conventional mortgage loans for the purpose of constructing, financing or refinancing residential properties. As of March 31, 1999, $280.7 million, or 87.7%, of the Bank's loan portfolio consisted of loans secured by residential properties. To a lesser extent, the Bank originates nonresidential real estate loans, home equity line of credit loans, secured and unsecured consumer and business loans. While continuing to place primary emphasis on residential mortgage loans, the Bank is taking a more aggressive position in pursuing business lending, and nonresidential real estate lending involving loans secured by small commercial properties with balances generally ranging from $100,000 to $1,000,000. The Bank's primary emphasis is to originate adjustable rate loans with the fixed rate loan as an option. As of March 31, 1999, adjustable rate loans totaled approximately 62%, and fixed rate loans totaled approximately 38% of the Bank's loan portfolio.

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

Gap is considered negative when the amount of interest rate sensitive liabilities exceed the amount of interest rate sensitive assets. At March 31, 1999, Cooperative had a one-year negative gap position of 8.7%. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, a large part of the Company's adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings, and money market deposit accounts.
Experience has shown that the Company sees relatively modest repricing of these transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

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

     At March 31, 1999, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately $52.7 million, which represents 15% of deposits and borrowed funds as compared to $56.2 million or 15.7% of deposits and borrowed funds at December 31, 1998. The decrease in liquid assets was primarily due to the decrease in deposits and borrowed funds.

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

     The Company's investment in U. S. Government agency bonds includes $5 million in Federal Home Loan Banks' Dual Indexed Consolidated Bonds maturing August 4, 2003. These bonds had an 8% interest rate from August 4, 1993, through August 3, 1995, at which time the rate was adjusted to 3.485% based on an indexing formula. Subsequent interest rates will also be based on an indexing formula and will adjust annually on February 4 and August 4. The indexing formula states that the interest rate per annum will be equal to a rate determined by the 10-Year CMT less the 6 month LIBOR plus a margin of 2.9% for August 4, 1995, increasing 30 basis points annually to 5.0% for August 4, 2002. The rate at March 31, 1999 on this bond was 3.47%.

     The mortgage-backed and related securities owned by the Company are subject to repayment by the mortgagors of the underlying collateral at any time. A rising or declining interest rate environment may affect these repayments. During a rising or declining interest rate environment, repayments and the interest rate caps may subject the Company's mortgage-backed and related securities to yield and/or price volatility.

     The Company's primary uses of liquidity are to fund loans and to make investments. At March 31, 1999, outstanding off-balance sheet commitments to extend credit totaled $16.7 million, and the undisbursed portion of construction loans was $17.5 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL

     On September 17, 1998, the Company's Board of Directors approved a Stock Repurchase Program. The Stock Repurchase Program authorized the Company to repurchase up to 150,000 shares, or approximately 5% of the currently outstanding shares of common stock. The initial repurchase program was completed in February 1999. On March 25, 1999, the Company's Board of Directors announced a second Stock Repurchase Program. This Stock Repurchase Program authorized the Company to repurchase an additional 152,000 shares, or approximately 5% of the currently outstanding shares of common stock. It is expected to be completed within six months. As of March 31, 1999, the Company had repurchased 164,000 shares at an average cost of $12.85 per share. Subsequent to March 31, 1999, the Company has purchased an additional 106,800 shares at an average cost of $11.85 per share.

     Stockholders' equity at March 31, 1999, was $30.1 million, down 4.7% due to the stock repurchase plan, from $31.6 million at December 31, 1998. The total at March 31, 1999 and December 31, 1998, includes unrealized gains of $106 thousand and $154 thousand, respectively, net of tax, on securities available for sale marked to estimated fair market value under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115").

     Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At March 31, 1999, the Bank's ratio of Tier I capital was 7.8%. The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of allowance for loan losses. At March 31, 1999, the Bank had a ratio of qualifying total capital to risk-weighted assets of 13.6%.

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

YEAR 2000 READINESS DISCLOSURE

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

     Based on a recent assessment, the Company has developed a plan to address the year 2000 issue. With respect to the Company's teller/platform system, the Company has installed a new system that is Year 2000 compliant and fully tested. Installation has been completed and the new system is currently in use. Since the installation of the new system was a scheduled upgrade of hardware and software and not a result of the Year 2000 issue, the costs of such system, approximately $1.0 million, have been capitalized. All other costs associated with the Year 2000 compliance are considered immaterial and have been expensed. After extensive testing the Company presently believes that the remaining hardware and software is in compliance. The Company has developed a contingency plan to deal with any possible risk that such changes to its hardware and software are not fully successful as well as the risk to the Company from the failure of third parties with which the Company does business to make all necessary corrections.

    Computer problems experienced by its borrowers could have an adverse effect on its business operations and their ability to repay their loans when due. The Company has evaluated its major borrowers and does not anticipate that any problems will be material to its operations.

FINANCIAL CONDITION AT MARCH 31, 1999 COMPARED TO DECEMBER 31,
1998

     The Company's total assets decreased 1.7% to $383.2 million at March 31, 1999, as compared to $389.8 million at December 31, 1998. The major changes in assets are as follows: a decrease of $2.7 million (30.7%) in cash, a $1.3 million decrease in loans receivable, and a decrease in foreclosed real estate to $25 thousand from $2.4 million at December 31, 1998. Due to a high loan demand, the Bank sold $19.5 million in fixed rate loans during the three month period ended March 31, 1999 and used the proceeds to repay borrowed funds, to fund the reduction in deposits, and reinvest in new loans. Although the Company concentrates its lending activities on the origination of conventional mortgage loans for the purpose of the construction, financing or refinancing of residential properties, it is becoming more active in the origination of small loans secured by commercial properties. At March 31, 1999, approximately 12% of the Company's loan portfolio were loans other than residential properties.

     Funds from the $19.5 million loan sale were used in part for the funding of the $2.1 million (0.88%) decrease in retail deposits, and the repayment of $3 million (5.4%) in borrowed funds from the Federal Home Loan Bank ("FHLB). Borrowed funds, collateralized through an agreement with the FHLB for advances, are secured by the Bank's investment in FHLB stock and qualifying first mortgage loans. At March 31, 1999, $12.0 million in borrowed funds mature in 1 year and the remaining amount of funds mature in 2 to 5 years.

     The Company's non-performing assets (loans 90 days or more delinquent and foreclosed real estate) were $817 thousand, or 0.21% of assets, at March 31, 1999, compared to $4.2 million, or 1.08% of assets, at December 31, 1998. The Company assumes an aggressive position in collecting delinquent loans to minimize balances of non-performing assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. While there can be no guarantee, in the opinion of management, the allowance for loan losses of $1.2 million at March 31, 1999 is adequate to cover potential losses.

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

NET INCOME

     Net income for the three-month period ended March 31, 1999, increased 4.2% to $640,951 as compared to $615,181 for the same period last year. The increase in net income can be attributed to a 9.6% increase in net interest income, a 42.3% decrease in the provision for loan losses, offset in part by a 19.5% decrease in noninterest income and an 8.6% increase in noninterest expenses.

INTEREST INCOME

     Interest income increased 2.9% for the three-month period ended March 31, 1999, as compared to the same period a year ago. The increase can be attributed to a 3.8% increase in the average balance of interest-earning assets, offset in part by a decrease in the yield, as compared to the same period last year. The yield on average interest-earning assets decreased to 7.58% as compared to 7.65% for the same period a year ago. The increase in the average balance of interest-earning assets had a positive effect on interest income while the decrease in the yield on interest-earning assets had a negative effect on interest income.

INTEREST EXPENSE

     Interest expense decreased 1.3% for the three-month period ended March 31, 1999, as compared to the same period a year ago. Although there was a 3.2% increase in average interest-bearing liabilities, the decrease in cost was the major factor in causing interest expense to decrease. The cost of interest-bearing liabilities decreased 22 basis points to 4.75% as compared to 4.97% for the same period last year.

NET INTEREST INCOME

     Net interest income for the three-month period ended March 31, 1999, as compared to the same period a year ago, increased 9.6%. During the three-month period, the yield on average interest-earning assets decreased 7 basis points and the cost of average interest-bearing liabilities decreased 22 basis points. The net interest margin increased to 3.16% for the current three months as compared to 2.99% for the same period last year. The percentage of average interest-earning assets to average interest-bearing liabilities increased to 107.4% for the current three-month period as compared to 106.7% for the same period in 1998. The increase in interest-earning assets was the major factor for the increase in net interest income.
Interest-earning assets grew 3.8% for the three-month period ended March 31, 1999, as compared to the same period last year.

AVERAGE YIELD/COST ANALYSIS

The following table contains information relating to the Company's average balance sheet and reflects the annualized average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balances of asset or liabilities, respectively, for the periods presented.


                                               For the quarter ended
                                    March 31, 1999                March 31, 1998
                               -----------------------------------------------------
(DOLLARS IN THOUSANDS)                            Average                    Average
                               Average            Yield/   Average            Yield/
                               Balance  Interest   Cost    Balance  Interest   Cost
                               -------  --------  ------   -------  --------  ------
Interest-earning assets:
  Securities and other
   interest-earning assets    $ 42,493   $  593    5.58%   $ 63,122  $  894   5.67%
Mortgage-backed and related
 securities                     10,143      156    6.15%     12,695     204   6.43%
Loan portfolio                 321,080    6,332    7.89%    284,030   5,781   8.14%
    Total interest-earning    --------   ------            --------  ------
     assets                    373,716   $7,081    7.58%    359,847  $6,879   7.65%
                                         ------                      ------
Non-interest earning assets     15,323                       13,468
                              --------                     --------
Total assets                  $389,039                     $373,315
                              ========                     ========

Interest-bearing liabilities:
  Deposits                     291,076    3,248    4.46%    287,093   3,386   4.72%
  Borrowed funds                56,831      883    6.21%     50,140     801     6.39%
    Total interest-bearing    --------   ------            --------  ------
     liabilities               347,907   $4,131    4.75%    337,233  $4,187   4.97%
                                         ------                      ------
Non-interest bearing
  liabilities                    9,850                        7,133
                              --------                     --------
    Total liabilities          357,757                      344,366
    Stockholders' equity        31,282                       28,949
Total liabilities and         --------                     --------
 stockholders' equity         $389,039                     $373,315
                              ========                     ========
Net interest income                      $2,950                      $2,692
                                         ======                      ======
Interest rate spread                               2.83%                      2.68%
                                                   ====                       ====
Net yield on interest-
 earning assets                                    3.16%                      2.99%

Percentage of average
 interest-earning assets to
 average interest-bearing
 liabilities                                      107.4%                     106.7%
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

                                              For the three months ended
                                         March 31, 1998 vs. March 31, 1999
                                                Increase (Decrease)
                                                       Due to
                                         ----------------------------------
(DOLLARS IN THOUSANDS)                     Volume       Rate       Total
                                         ---------   ---------   ----------
Interest income:
   Securities and other
     interest-earning assets                $ (288)    $  (13)    $ (301)
Mortgage-backed and related securities         (39)        (9)       (48)
Loan portfolio                                 735       (184)       551
                                            ------     ------     ------
     Total interest-earning assets             408       (206)       202
                                            ------     ------     ------
Interest expense:
   Deposits                                     46       (184)      (138)
   Borrowed funds                              105        (23)        82
                                            ------     ------     ------
     Total interest-bearing
      liabilities                              151       (207)       (56)
                                            ------     ------     ------
Net interest income                         $  257     $    1     $  258
                                            ======     ======     ======

RESERVE FOR LOAN LOSSES

     During the three-month period ended March 31, 1999 the Bank had net charge-offs against the allowance for loan losses of $20,000. The Bank added $75,000 to the allowance for loan losses for the current period bringing the balance up to $1.2 million. Management considers this level to be appropriate based on lending volume, the current level of delinquencies and other non-performing assets, overall economic conditions and other factors. Future increases to the allowance may be necessary, however, due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors.

NONINTEREST INCOME

     Noninterest income was down by 19.5% for the three-month period ended March 31, 1999, as compared to the same period a year ago. The major change was the reduction in the net gain on
sale of loans.      During the three month period ended March 31,
1999, the Bank sold $19.5 million in fixed rate mortgage loans at a gain of $123,000 as compared to the sale of $14 million at a gain of $260,000 for the same period a year ago. The sales proceeds were used to repay borrowed funds, to fund the reduction in deposits, and reinvest in new loans. For the three-month period ended March 31, 1999, as compared to the same period a year ago, service charges on deposit accounts increased 19.6% due to an increase in checking accounts, and loan fees and service charges decreased 9.3%. The balance in real estate owned expense represents operating expense and further reduction of the carrying amount of foreclosed real estate owned. Management continues to be committed to disposing of these properties in a timely manner.

NONINTEREST EXPENSES

     For the three-month period ended March 31, 1999, noninterest expense increased 8.6% as compared to the same period last year. Compensation and related cost increased 4.6% due to normal increases in salaries and benefits. Occupancy and equipment expense increased 7.9%. This increase can be attributed to additional maintenance necessary to keep the buildings in good repair, depreciation on the new teller/platform system, and depreciation on the new Elizabethtown office. The new teller/platform system and the new Elizabethtown office were put in service during the third quarter of 1998. Advertising increased 10.2% due to a more aggressive advertising campaign. Other operating expense as compared to the same period a year ago increased 4.3% due normal increases.

INCOME TAXES

     The effective tax rates for the three month periods ended
March 31, 1999 and 1998 approximate the statutory rate after giving effect to nontaxable interest, other permanent tax differences, and adjustments to certain deferred tax liabilities.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES

         (a)  Not applicable

         (b)  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         (a)  Not applicable

         (b)  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         (1)  Annual Meeting of Stockholders, April 30, 1999
              (a) Election of Directors

                         Votes For    Votes Against    Votes Withheld   Abstentions
                         ---------    -------------    --------------   -----------
Paul G. Burton            2,310,469         0              50,524            0
H. Thompson King, III     2,311,893         0              49,100            0
R. Allen Rippy            2,312,093         0              48,900            0

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              Exhibit 11. Computation of Earnings Per Share
              Exhibit 27. Financial Data Schedule


         (b)  Reports on Form 8-K.

              On March 25, 1999 the Registrant announced that it was commencing an open-market stock repurchase program to purchase up to 152,000 shares of the Registrant's common stock, which represents approximately 5% of the shares outstanding.

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COOPERATIVE BANKSHARES, INC.

Dated: May 10, 1999        /s/ Frederick Willetts, III
       ------------        -------------------------------------
                           President and Chief Executive Officer



Dated: May 10, 1999        /s/ Edward E. Maready
       ------------        -------------------------------------
                           Treasurer and Chief Financial Officer