Form 10-Q
period 1999-06-30
COOPERATIVE BANKSHARES INC
filed 1999-08-12
CIK 923529

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                -----------------------------------
                             FORM 10-Q


(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999
                                       -------------
                             OR

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

2,761,168 shares at July 31, 1999.
---------------------------------

                      TABLE OF CONTENTS

                                                           Page

PART I  - FINANCIAL INFORMATION

    Item 1  Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition,
            June 30, 1999 and December 31, 1998               2

            Consolidated Statements of Operations, for the
            three and six months ended June 30, 1999 and
            1998                                              3

            Consolidated Statements of Cash Flows, for the
            six months ended June 30, 1999 and 1998           4

            Notes to Consolidated Financial Statements        5

    Item 2  Management's Discussion and Analysis of
            Financial Condition and Results of Operations  6-14

Part II   Other Information                                  15

Signatures                                                   16

Exhibit 11 - Statement Regarding Computation of
             Earnings Per Share                              17

Exhibit 27 - Financial Data Schedule                      18-19

COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                JUNE 30,       December 31,
                                                                  1999            1998
                                                              ------------     ------------
ASSETS:
  Cash and cash equivalents (including interest-bearing
    deposits:                                                 $ 12,782,646     $  8,856,389
    June 1999 - $7,971,861; December 1998 - $7,904,166)
  Securities:
    Available for sale                                          20,865,006       21,163,133
    Held to maturity (estimated market value:
      June 1999 - $12,426,251; December 1998 - $12,779,690)     13,029,423       13,034,264
  Mortgage-backed and related securities available for sale      9,325,947       10,550,692
  Other investments                                              2,973,900        2,828,000
  Loans receivable, net                                        315,152,110      321,324,146
  Other real estate owned                                          140,664        2,439,158
  Accrued interest receivable                                    2,305,256        2,286,657
  Premises and equipment, net                                    6,357,443        6,372,456
  Prepaid expenses and other assets                                910,490          918,311
                                                              ------------     ------------
       Total assets                                           $383,842,885     $389,773,206
                                                              ============     ============
LIABILITIES:
  Deposits                                                    $303,248,120     $301,656,204
  Borrowed funds                                                50,107,530       55,109,439
  Escrow deposits                                                  637,762          337,474
  Accrued interest payable on deposits                              97,353           79,263
  Deferred income taxes, net                                       402,220          738,623
  Accrued expenses and other liabilities                           325,488          239,053
                                                              ------------     ------------
       Total liabilities                                       354,818,473      358,160,056
                                                              ------------     ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value, 3,000,000 shares authorized,
    none issued and outstanding                                          -                -
  Common stock, $1 par value, 7,000,000 shares authorized,
   2,759,344 and 3,046,284 shares issued and outstanding         2,759,344        3,046,284
  Additional paid-in capital                                     3,289,228        6,649,374
  Accumulated other comprehensive income                          (101,948)         154,051
  Retained earnings                                             23,077,788       21,763,441
                                                              ------------     ------------
       Total stockholders' equity                               29,024,412       31,613,150
                                                              ------------     ------------
       Total liabilities and stockholders' equity             $383,842,885     $389,773,206
                                                              ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS  OF OPERATIONS (UNAUDITED)

                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           JUNE 30,                 JUNE 30,
                                                       1999        1998         1999         1998
                                                     --------    --------     --------     --------
INTEREST INCOME:
  Loans receivable                                   $6,199,357   $6,088,450   $12,531,366  $11,869,080
  Mortgage-backed and related securities                152,008      187,791       308,084      391,712
  Securities                                            611,126      831,940     1,204,238    1,726,030
                                                     ----------   ----------   -----------  -----------
     Total interest income                            6,962,491    7,108,181    14,043,688   13,986,822
                                                     ----------   ----------   -----------  -----------
INTEREST EXPENSE:
  Deposits                                            3,175,875    3,485,744     6,424,052    6,871,617
  Borrowed funds                                        808,213      809,477     1,691,202    1,610,185
                                                     ----------   ----------   -----------  -----------
     Total interest expense                           3,984,088    4,295,221     8,115,254    8,481,802
                                                     ----------   ----------   -----------  -----------
NET INTEREST INCOME                                   2,978,403    2,812,960     5,928,434    5,505,020
  Provision for  loan losses                             45,000       60,000       120,000      190,000
                                                     ----------   ----------   -----------  -----------
     Net interest income after provision for
       loan losses                                    2,933,403    2,752,960     5,808,434    5,315,020
                                                     ----------   ----------   -----------  -----------
NONINTEREST INCOME:
  Net Gains on sale of loans                             21,808        1,790       144,918      261,964
  Net Gains on sale of investments                          937            0           937            0
  Service charges on deposit accounts                   161,774      123,263       315,609      238,563
  Loan fees and service charges                          84,161       77,352       156,335      156,913
  Investment fees                                        18,420       33,083        29,901       49,723
  Other service charges and fees                         10,242       19,420        20,304       32,023
  Real estate owned expenses and losses                     551       (2,808)      (42,477)     (79,186)
  Other income, net                                        (574)      (1,004)          560         (400)
                                                     ----------   ----------   -----------  -----------
     Total noninterest income                           297,319      251,096       626,087      659,600
                                                     ----------   ----------   -----------  -----------
NONINTEREST EXPENSE:
  Compensation and fringe benefits                    1,157,457    1,090,705     2,268,806    2,153,223
  Occupancy and equipment                               404,837      369,699       834,555      731,955
  FDIC premium                                           43,772       44,416        89,213       89,388
  Advertising                                           123,305       94,840       224,540      186,688
  Other expense                                         446,727      340,613       944,280      790,903
                                                     ----------   ----------   -----------  -----------
     Total noninterest expenses                       2,176,098    1,940,273     4,361,394    3,952,157
                                                     ----------   ----------   -----------  -----------
Income before income taxes                            1,054,624    1,063,783     2,073,127    2,022,463
Income tax expense                                      381,228      394,983       758,780      738,482
                                                     ----------   ----------   -----------  -----------
NET INCOME                                           $  673,396   $  668,800   $ 1,314,347  $ 1,283,981
                                                     ==========   ==========   ===========  ===========
NET INCOME PER SHARE:
  Basic                                              $     0.24   $     0.22   $      0.45  $      0.43
                                                     ==========   ==========   ===========  ===========
  Diluted                                            $     0.23   $     0.21   $      0.43  $      0.40
                                                     ==========   ==========   ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                             1999             1998
                                                        ------------     ------------
OPERATING ACTIVITIES:
  Net income                                             $  1,314,347    $  1,283,981
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Net accretion, amortization, and depreciation           392,652         298,723
      Net gain on sale of loans and securities               (145,855)       (261,964)
      Benefit for deferred income taxes                      (172,731)       (240,700)
      Release of ESOP shares                                        -         120,642
      Loss on sale of premises and equipment                      542           1,587
      Loss on sales of foreclosed real estate                  37,083           2,498
      Valuation losses on foreclosed real estate                    -          62,300
      Provision for loan losses                               120,000         190,000
      Changes in assets and liabilities:
        Accrued interest receivable                           (18,599)       (229,299)
        Prepaid expenses and other assets                         243          12,055
        Accrued interest payable on deposits                   18,090         (13,782)
        Accrued expenses and other liabilities                 86,435          41,153
                                                         ------------    ------------
          Net cash provided by operating activities         1,632,207       1,267,194
                                                         ------------    ------------
INVESTING ACTIVITIES:
  Purchase of securities available for sale                (1,999,375)    (10,000,000)
  Proceeds from maturity of securities available
    for sale                                                        -      10,000,000
  Proceeds from sale of securities available for sale       2,000,937               -
  Proceeds from principal repayments of mortgage-backed
    and related securities available for sale               1,062,115       1,133,410
  Proceeds from sales of loans                             29,501,515      13,941,895
  Loan originations, net of principal repayments          (21,080,772)    (31,216,165)
  Proceeds from disposals of foreclosed real estate            62,132         292,147
  Purchases of premises and equipment                        (350,311)     (1,389,718)
  Proceeds from sale of premises and equipment                    500             710
  Net purchases of other investments                         (145,900)       (208,556)
                                                         ------------    ------------
          Net cash provided by (used in) investing
            activities                                      9,050,841     (17,446,277)
                                                         ------------    ------------
FINANCING ACTIVITIES:
  Net increase in deposits                                  1,591,916      10,005,302
  Proceeds from FHLB advances                              12,000,000               -
  Principal payments on FHLB advances                     (17,001,909)         (1,128)
  Proceeds from issuance of common stock                       90,960         219,407
  Repurchase of common stock                               (3,738,046)              -
  Net change in escrow deposits                               300,288         457,078
                                                         ------------    ------------
          Net cash provided by (used in)
            financing activities                           (6,756,791)     10,680,659
                                                         ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            3,926,257      (5,498,424)
CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                       8,856,389      17,207,777
                                                         ------------    ------------
  END OF PERIOD                                          $ 12,782,646    $ 11,709,353
                                                         ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Accounting Policies:  The significant accounting policies
     -------------------
followed by Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included.
The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 1998. The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   Basis of Presentation:  The accompanying unaudited
     ---------------------
consolidated financial statements include the accounts of Cooperative Bankshares, Inc., Cooperative Bank For Savings, Inc., SSB and its wholly owned subsidiary, CS&L Services, Inc. All significant intercompany items have been eliminated.

3.   Earnings Per Share:  Earnings per share are calculated by
     ------------------
dividing net income by both the weighted average number of common shares outstanding and the dilutive common equivalent shares outstanding. Common equivalent shares consist of stock options issued and outstanding. In determining the number of equivalent shares outstanding, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise.

4.   Comprehensive Income:  Comprehensive income includes net
     --------------------
income and all other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities.

                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                           JUNE 30,                   JUNE 30,
                                                       1999        1998          1999          1998
                                                     --------    --------      --------      --------
Unrealized gains/(losses) on available for
   sale securities                                   $(333,631)   $ 60,384     $ (409,044)  $   85,068
Income tax (expense)/benefit relating to
   unrealized gains on available for sale
   securities                                          130,116     (23,186)       159,527      (33,506)
                                                     ---------    --------     ----------   ----------
Other comprehensive income                            (203,515)     37,198       (249,517)      51,562
Net Income                                             673,396     668,800      1,314,347    1,283,981
                                                     ---------    --------     ----------   ----------
Total comprehensive income                           $ 469,881    $705,998     $1,064,830   $1,335,543
                                                     =========    ========     ==========   ==========

5.  Statement of Financial Accounting Standards No. 137:
    ---------------------------------------------------
In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 as amendment of FASB Statement No. 133. SFAS 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as issued, is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 with earlier applications encouraged. SFAS No. 137 amended SFAS No. 133 by delaying th effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The FASB continues to encourage early application of SFAS No. 133.

     SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to the fact that it does not use derivative instruments, the adoption of SFAS No. 133 will not have a material effect on the Company's results of operations or its financial position.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Cooperative Bankshares, Inc. (the "Company") is a registered bank holding company incorporated in North Carolina in 1994. The Company was formed for the purpose of serving as the holding company of Cooperative Bank For Savings, Inc., SSB, ("Cooperative Bank" or the "Bank") a North Carolina chartered stock savings bank. The Company's primary activities consist of holding the stock of Cooperative Bank and operating the business of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related data, relates primarily to Cooperative Bank.

     Cooperative Bank is chartered under the laws of the state of North Carolina to engage in general banking business. The Bank offers a wide range of retail banking services including deposit services, banking cards and alternative investment products. Funds generated are used for the extension of credit through home loans, commercial loans, consumer loans and other installment credit such as home equity, auto and boat loans and check reserve.

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

     Cooperative Bank's lending activities are concentrated on the origination of conventional mortgage loans for the purpose of constructing, financing or refinancing residential properties. As of June 30, 1999, $260.2 million, or 82%, of the Bank's loan portfolio consisted of loans secured by residential properties. To a lesser extent, the Bank originates nonresidential real estate loans, home equity line of credit loans, secured and unsecured consumer and business loans. While continuing to place primary emphasis on residential mortgage loans, the Bank is taking a more aggressive position in pursuing business lending, and nonresidential real estate lending involving loans secured by small commercial properties with balances generally ranging from $100,000 to $1,000,000. The Bank's primary emphasis is to originate adjustable rate loans with the fixed rate loan as an option. As of June 30, 1999, adjustable rate loans totaled approximately 63%, and fixed rate loans totaled approximately 37% of the Bank's loan portfolio.

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

Gap is considered negative when the amount of interest rate sensitive liabilities exceed the amount of interest rate sensitive assets. At June 30, 1999, Cooperative had a one-year negative gap position of 7.7%. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, a large part of the Company's adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings, and money market deposit accounts. Experience has shown that the Company sees relatively modest repricing of these transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

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

     At June 30, 1999, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately $58.3 million, which represents 16.5% of deposits and borrowed funds as compared to $56.2 million or 15.7% of deposits and borrowed funds at December 31, 1998. The increase in liquid assets was primarily due to the increase in cash from the sale of loans.

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

     The Company's investment in U. S. Government agency bonds includes $5 million in Federal Home Loan Banks' Dual Indexed Consolidated Bonds maturing August 4, 2003. These bonds had an 8% interest rate from August 4, 1993, through August 3, 1995, at which time the rate was adjusted to 3.485% based on an indexing formula. Subsequent interest rates will also be based on an indexing formula and will adjust annually on February 4 and August 4. The indexing formula states that the interest rate per annum will be equal to a rate determined by the 10-Year CMT less the 6 month LIBOR plus a margin of 2.9% for August 4, 1995, increasing 30 basis points annually to 5.0% for August 4, 2002. The rate at June 30, 1999 on this bond was 3.47%.

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

     The Company's primary uses of liquidity are to fund loans and to make investments. At June 30, 1999, outstanding off-balance sheet commitments to extend credit totaled $15.8 million, and the undisbursed portion of construction loans was $19.3 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL

     On September 17, 1998, the Company's Board of Directors approved a Stock Repurchase Program. The Stock Repurchase Program authorized the Company to repurchase up to 150,000 shares, or approximately 5% of the currently outstanding shares of common stock. The initial repurchase program was completed in February 1999. On March 25, 1999, the Company's Board of Directors announced a second Stock Repurchase Program. This Stock Repurchase Program authorized the Company to repurchase an additional 152,000 shares, or approximately 5% of the currently outstanding shares of common stock. The second repurchase program was completed in May 1999. As of June 30, 1999, the Company had repurchased 302,000 shares at an average cost of $12.38 per share.

     Stockholders' equity at June 30, 1999, was $29.0 million, down 8.2% due to the stock repurchase plan, from $31.6 million at December 31, 1998. The total at June 30, 1999 and December 31, 1998, includes unrealized losses of $102 thousand and unrealized gains of $154 thousand, respectively, net of tax, on securities available for sale marked to estimated fair market value under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.

     Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At June 30, 1999, the Bank's ratio of Tier I capital was 7.6%. The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of allowance for loan losses. At June 30, 1999, the Bank had a ratio of qualifying total capital to risk-weighted assets of 13.1%.

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

FINANCIAL CONDITION AT JUNE 30, 1999 COMPARED TO DECEMBER 31,
1998

     The Company's total assets decreased 1.5% to $383.8 million at June 30, 1999, as compared to $389.8 million at December 31, 1998. The major changes in assets are as follows: an increase of $3.9 million (44.3%) in cash, a $6.2 million decrease in loans receivable, and a decrease in foreclosed real estate to $141 thousand from $2.4 million at December 31, 1998. Due to a high loan demand, the Bank sold $29.5 million in fixed rate loans during the six month period ended June 30, 1999 and used the proceeds to repay borrowed funds, and reinvest in new loans. Although the Company concentrates its lending activities on the origination of conventional mortgage loans for the purpose of the construction, financing or refinancing of residential properties, it is becoming more active in the origination of small loans secured by commercial properties. At June 30, 1999, approximately 14% of the Company's loan portfolio were loans other than residential properties.

     Funds from the $29.5 million loan sale were used in part for the repayment of $5 million (9.8%) in borrowed funds from the Federal Home Loan Bank ("FHLB). Borrowed funds, collateralized through an agreement with the FHLB for advances, are secured by the Bank's investment in FHLB stock and qualifying first mortgage loans. At June 30, 1999, $10.0 million in borrowed funds mature in 1 year and the remaining amount of funds mature in 2 to 5 years.

     The Company's non-performing assets (loans 90 days or more delinquent and foreclosed real estate) were $1.3 million, or 0.33% of assets, at June 30, 1999, compared to $4.2 million, or 1.08% of assets, at December 31, 1998. The Company assumes an aggressive position in collecting delinquent loans to minimize balances of non-performing assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. While there can be no guarantee, in the opinion of management, the allowance for loan losses of $1.3 million at June 30, 1999 is adequate to cover potential losses inherent in the loan portfolio.

COMPARISON OF OPERATION RESULTS

OVERVIEW

     The net income of the Company depends primarily upon net interest income. Net interest income is the difference between the interest earned on the loan and investment portfolios and the cost of funds, consisting principally of the interest paid on deposits and borrowings. The Company's operations are materially affected by general economic conditions, the monetary and fiscal policies of the Federal government, and the policies of regulatory authorities.

NET INCOME

     Net income for the three-month period ended June 30, 1999 of $673,396 was essentially unchanged as compared to the same period last year. For the six-month periods ended June 30, 1999, net income increased 2.4% to $1,314,347 as compared $1,283,981 for the same periods a year ago. Contributing factors for the increase in net income was a 1.8% increase in interest-earning assets and an increase in the net interest margin to 3.20% for the six month period ended June 30, 1999, as compared to 3.02% for the same period last year.
                             9

INTEREST INCOME

     Interest income decreased 2.1% for the three-month period ended June 30, 1999, as compared to the same period a year ago. The decrease can be attributed to a small decrease in the average balance of interest-earning assets and a decrease in average yield as compared to the same period a year ago. The yield on average interest-earning assets decreased to 7.57% as compared to 7.71% for the same period a year ago.

     For the six-month period ended June 30, 1999, interest income was essentially unchanged as compared to the same period a year ago. The average balance of interest-earning assets increased 1.8% while average yield decreased 11 basis points as compared to the same period a year ago. The yield on average interest-earning assets decreased to 7.57% as compared to 7.68% for the same period a year ago. The increase in the average balance of interest-earning assets had a positive effect on interest income while the decrease in the yield on interest-earning assets had a negative effect on interest income.

INTEREST EXPENSE

     Interest expense decreased 7.2% for the three-month period ended June 30, 1999, as compared to the same period a year ago. Although there was a 1% increase in average interest-bearing liabilities, the decrease in cost was the major factor causing interest expense to decrease. The cost of interest-bearing liabilities decreased 42 basis points to 4.65% as compared to 5.07% for the same period last year.

     For the six-month period ended June 30, 1999, interest expense decreased 4.3%, as compared to the same period a year ago. Although there was a 2% increase in average interest-bearing liabilities, the decrease in cost was the major factor in causing interest expense to decrease. The cost of interest-bearing liabilities decreased 32 basis points to 4.70% as compared to 5.02% for the same period last year.

NET INTEREST INCOME

     Net interest income for the three and six month periods ended June 30, 1999, as compared to the same period a year ago, increased 5.9% and 7.7%, respectively. During these same periods ended June 30, 1999, the yield on average interest-earning assets decreased 14 basis points and 11 basis points, respectively. For the same periods, the cost of average interest-bearing liabilities decreased 42 basis points and 32 basis points, respectively. The decrease in the cost of average interest-bearing liabilities was the major factor for the increase in net interest income.

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

                                               For the quarter ended
                                    June 30, 1999                 June 30, 1998
                               -----------------------------------------------------
(DOLLARS IN THOUSANDS)                            Average                    Average
                               Average            Yield/   Average            Yield/
                               Balance  Interest   Cost    Balance  Interest   Cost
                               -------  --------  ------   -------  --------  ------
Interest-earning assets:
  Securities and other
   interest-earning assets    $ 44,654   $  611    5.47%   $ 60,602  $  832   5.49%
Mortgage-backed and related
 securities                      9,587      152    6.34%     12,106     188   6.21%
Loan portfolio                 313,779    6,199    7.90%    295,833   6,088   8.23%
    Total interest-earning    --------   ------            --------  ------
     assets                    368,020   $6,962    7.57%    368,541  $7,108   7.71%
                                         ------                      ------
Non-interest earning assets     14,116                       12,300
                              --------                     --------
Total assets                  $382,136                     $380,841
                              ========                     ========

Interest-bearing liabilities:
  Deposits                     291,847    3,176    4.35%    288,981   3,486  4.83%
  Borrowed funds                50,591      808    6.39%     50,137     809  6.45%
    Total interest-bearing    --------   ------            --------  ------
     liabilities               342,438   $3,984    4.65%    339,118  $4,295  5.07%
                                         ------                      ------
Non-interest bearing
  liabilities                   10,014                       11,836
                              --------                     --------
    Total liabilities          352,452                      350,954
    Stockholders' equity        29,684                       29,887
Total liabilities and         --------                     --------
 stockholders' equity         $382,136                     $380,841
                              ========                     ========
Net interest income                      $2,978                      $2,813
                                         ======                      ======
Interest rate spread                               2.92%                      2.64%
                                                   ====                       ====
Net yield on interest-
 earning assets                                    3.24%                      3.05%

Percentage of average
 interest-earning assets to
 average interest-bearing
 liabilities                                      107.5%                     108.7%
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

                                           For the six months ended
                                    June 30, 1999                 June 30, 1998
                               -----------------------------------------------------
(DOLLARS IN THOUSANDS)                            Average                    Average
                               Average            Yield/   Average            Yield/
                               Balance  Interest   Cost    Balance  Interest   Cost
                               -------  --------  ------   -------  --------  ------
Interest-earning assets:
  Securities and other
   interest-earning assets    $ 43,574  $ 1,204    5.53%  $ 61,862  $ 1,726   5.58%
Mortgage-backed and related
 securities                      9,865      308    6.24%    12,400      392   6.32%
Loan portfolio                 317,429   12,531    7.90%   289,932   11,869   8.19%
    Total interest-earning    --------  -------           --------  -------
     assets                    370,868  $14,043    7.57%   364,194  $13,987   7.68%
                                        -------                     -------
Non-interest earning assets     14,720                      12,884
                              --------                    --------
Total assets                  $385,588                    $377,078
                              ========                    ========

Interest-bearing liabilities:
  Deposits                     291,462    6,424    4.41%   288,037    6,872   4.77%
  Borrowed funds                53,711    1,691    6.30%    50,139    1,610   6.42%
    Total interest-bearing    --------   ------           --------   ------
     liabilities               345,173   $8,115    4.70%   338,176   $8,482   5.02%
                                         ------                      ------
Non-interest bearing
  liabilities                    9,932                       9,484
                              --------                    --------
    Total liabilities          355,105                     347,660
    Stockholders' equity        30,483                      29,418
Total liabilities and         --------                    --------
 stockholders' equity         $385,588                    $377,078
                              ========                    ========
Net interest income                      $5,928                      $5,505
                                         ======                      ======
Interest rate spread                               2.87%                      2.66%
                                                   ====                       ====
Net yield on interest-
 earning assets                                    3.20%                      3.02%

Percentage of average
 interest-earning assets to
 average interest-bearing
 liabilities                                      107.4%                     107.7%
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

                                              For the six months ended
                                         June 30, 1998 vs. June 30, 1999
                                                Increase (Decrease)
                                                       Due to
                                         ----------------------------------
(DOLLARS IN THOUSANDS)                     Volume       Rate       Total
                                         ---------   ---------   ----------
Interest income:
   Securities and other
     interest-earning assets                $ (505)    $  (17)    $ (522)
Mortgage-backed and related securities         (79)        (5)       (84)
Loan portfolio                               1,097       (434)       663
                                            ------     ------     ------
     Total interest-earning assets             513       (456)        57
                                            ------     ------     ------
Interest expense:
   Deposits                                     81       (528)      (447)
   Borrowed funds                              113        (31)        82
                                            ------     ------     ------
     Total interest-bearing
      liabilities                              194       (559)      (365)
                                            ------     ------     ------
Net interest income                         $  319     $  103     $  422
                                            ======     ======     ======

RESERVE FOR LOAN LOSSES

    During the six-month period ended June 30, 1999 the Bank had net charge-offs against the allowance for loan losses of $26,000. The Bank added $120,000 to the allowance for loan losses for the current six-month period bringing the balance up to $1.3 million. Management considers this level to be appropriate based on lending volume, the current level of delinquencies and other non-performing assets, overall economic conditions and other factors inherent in the loan portfolio. Future increases to the allowance may be necessary, however, due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors

NONINTEREST INCOME

   Noninterest income was up by 18.4% for the three-month period ended June 30, 1999, as compared to the same period a year ago. During the three-month period ended June 30, 1999, the Bank sold $10.1 million in fixed rate mortgage loans at a gain of $22,000 as compared to the sale of $25 thousand at a gain of $2,000 for the same period a year ago. The sales proceeds were used to fund new loans. For the three-month period ended June 30, 1999, as compared to the same period a year ago, service charges on deposit accounts increased 31.2% and loan fees and service charges increased 8.8%. The increase in service charges on deposit accounts was due to an increase in transaction accounts and the increase in loan fees was due to an increase in the volume of loans serviced.

    Noninterest income was down by 5.1% for the six-month period ended June 30, 1999, as compared to the same period a year ago. The major change was the reduction in the net gain on sale of loan. During the six-month period ended June 30, 1999, the Bank sold $29.5 million in fixed rate mortgage loans at a gain of $145,000 as compared to the sale of $14 million at a gain of $262,000 for the same period a year ago. The sales proceeds were used to repay borrowed funds and for the funding of new loans. For the six-month period ended June 30, 1999, as compared to the same period a year ago, service charges on deposit accounts increased 32.3% due to an increase in transaction accounts. The balance in real estate owned expense represents operating expense and further reduction of the carrying amount of foreclosed real estate owned. Management continues to be committed to disposing of these properties in a timely manner.

NONINTEREST EXPENSES

    For the six-month period ended June 30, 1999, noninterest expense increased 10.4% as compared to the same period last year. Compensation and related cost increased 5.4% due to additional employees and normal increases in salaries and benefits. Occupancy and equipment expense increased 14%. This increase can be attributed to additional maintenance necessary to keep the buildings in good repair, depreciation on the new teller/platform system, and depreciation on the new Elizabethtown office. The new teller/platform system and the new Elizabethtown office were put in service during the third quarter of 1998. Advertising increased 20.3% due to a more aggressive advertising campaign. Other operating expense increased 19.4%. This increase can be attributed to costs associated with the processing of a larger volume of transaction accounts and normal increases in other operating costs.

INCOME TAXES

    The effective tax rates for the six month periods ended June
30, 1999 and 1998 approximate the statutory rate after giving effect to nontaxable interest, other permanent tax differences, and adjustments to certain deferred tax liabilities.

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

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits
               Exhibit 11.  Computation of Earnings Per Share
               Exhibit 27.  Financial Data Schedule

        (b)    Reports on Form 8-K.
               No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                       SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           COOPERATIVE BANKSHARES, INC.

Dated: August 10, 1999     /s/ Frederick Willetts, III
       ---------------    President and Chief Executive Officer
                          -------------------------------------


Dated: August 10, 1999     /s/ Edward E. Maready
       ---------------     Treasurer and Chief Financial Officer
                           -------------------------------------