Form 10-Q
period 1999-09-30
COOPERATIVE BANKSHARES INC
filed 1999-11-08
CIK 923529

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                -----------------------------------
                             FORM 10-Q


(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999
                                       ------------------
                             OR

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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
2,761,168 shares at October 22, 1999.
------------------------------------

                      TABLE OF CONTENTS

                                                           Page

PART I      FINANCIAL INFORMATION

    Item 1  Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition,
            September 30, 1999 and December 31, 1998          2

            Consolidated Statements of Operations, for the
            three and nine months ended September 30, 1999
            and  1998                                         3

            Consolidated Statements of Cash Flows, for the
            nine months ended September 30, 1999 and 1998     4

            Notes to Consolidated Financial Statements        5

    Item 2  Management's Discussion and Analysis of
            Financial Condition and Results of Operations  6-14

Part II     Other Information                                15

Signatures                                                   16

Exhibit 11 - Statement Regarding Computation of
             Earnings Per Share                              17

Exhibit 27 - Financial Data Schedule                      18-19

PART 1 - FINANCIAL INFORMATION - ITEM 1 - FINANCIAL STATEMENTS
COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                              SEPTEMBER 30,    December 31,
                                                                  1999            1998
                                                              ------------     ------------
ASSETS:
  Cash and cash equivalents (including interest-bearing
    deposits:                                                 $  7,244,100     $  8,856,389
    September 1999 - $2,489,132; December 1998 -
    $7,904,166)
  Securities:
    Available for sale                                          20,800,632       21,163,133
    Held to maturity (estimated market value:
      September 1999 - $17,249,064; December 1998 -
      $12,779,690)                                              18,027,002       13,034,264
  Mortgage-backed and related securities available for sale      8,387,470       10,550,692
  Other investments                                              3,005,400        2,828,000
  Loans receivable, net                                        321,726,843      321,324,146
  Other real estate owned                                          208,604        2,439,158
  Accrued interest receivable                                    2,581,348        2,286,657
  Premises and equipment, net                                    6,289,551        6,372,456
  Prepaid expenses and other assets                              1,214,966          918,311
                                                              ------------     ------------
       Total assets                                           $389,485,916     $389,773,206
                                                              ============     ============
LIABILITIES:
  Deposits                                                    $308,076,936     $301,656,204
  Borrowed funds                                                50,106,555       55,109,439
  Escrow deposits                                                  864,614          337,474
  Accrued interest payable on deposits                             108,392           79,263
  Deferred income taxes, net                                       253,298          738,623
  Accrued expenses and other liabilities                           461,077          239,053
                                                              ------------     ------------
       Total liabilities                                       359,870,872      358,160,056
                                                              ------------     ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value, 3,000,000 shares authorized,
    none issued and outstanding                                          -                -
  Common stock, $1 par value, 7,000,000 shares authorized,
   2,761,168 and 3,046,284 shares issued and outstanding         2,761,168        3,046,284
  Additional paid-in capital                                     3,296,815        6,649,374
  Accumulated other comprehensive income                          (200,052)         154,051
  Retained earnings                                             23,757,113       21,763,441
                                                              ------------     ------------
       Total stockholders' equity                               29,615,044       31,613,150
                                                              ------------     ------------
       Total liabilities and stockholders' equity             $389,485,916     $389,773,206
                                                              ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                         SEPTEMBER 30,            SEPTEMBER 30,
                                                       1999        1998         1999         1998
                                                     --------    --------     --------     --------
INTEREST INCOME:
  Loans receivable                                   $6,266,788   $6,297,876   $18,798,154  $18,166,956
  Mortgage-backed and related securities                144,134      172,485       452,218      564,197
  Securities                                            642,027      733,454     1,846,265    2,459,484
                                                     ----------   ----------   -----------  -----------
     Total interest income                            7,052,949    7,203,815    21,096,637   21,190,637
                                                     ----------   ----------   -----------  -----------
INTEREST EXPENSE:
  Deposits                                            3,203,684    3,535,488     9,627,737   10,407,105
  Borrowed funds                                        841,231      861,741     2,532,432    2,471,926
                                                     ----------   ----------   -----------  -----------
     Total interest expense                           4,044,915    4,397,229    12,160,169   12,879,031
                                                     ----------   ----------   -----------  -----------
NET INTEREST INCOME                                   3,008,034    2,806,586     8,936,468    8,311,606
  Provision for loan losses                              45,000       65,000       165,000      255,000
                                                     ----------   ----------   -----------  -----------
     Net interest income after provision for
       loan losses                                    2,963,034    2,741,586     8,771,468    8,056,606
                                                     ----------   ----------   -----------  -----------
NONINTEREST INCOME:
  Net Gains on sale of loans                              4,514        6,214       149,432      268,178
  Net Gains on sale of investments                            0            0           937            0
  Service charges on deposit accounts                   178,245      146,423       493,853      403,641
  Loan fees and service charges                          82,565       74,052       238,900      230,964
  Investment fees                                        31,427       19,252        61,328       68,975
  Other service charges and fees                         11,214        4,476        31,518       17,845
  Real estate owned income (expenses), net               17,798            0       (24,679)     (79,186)
  Other income (expenses), net                            (6,984)      (3,981)       (6,423)      (4,381)
                                                     ----------   ----------   -----------  -----------
     Total noninterest income                           318,779      246,436       944,866      906,036
                                                     ----------   ----------   -----------  -----------
NONINTEREST EXPENSE:
  Compensation and fringe benefits                    1,201,262    1,125,271     3,470,068    3,278,494
  Occupancy and equipment                               498,441      489,033     1,420,986    1,283,581
  FDIC premium                                           42,807       45,189       132,021      134,577
  Advertising                                           123,006       98,605       347,545      285,293
  Other expense                                         352,799      410,051     1,209,089    1,138,361
                                                     ----------   ----------   -----------  -----------
     Total noninterest expenses                       2,218,315    2,168,149     6,579,709    6,120,306
                                                     ----------   ----------   -----------  -----------
Income before income taxes                            1,063,498      819,873     3,136,625    2,842,336
Income tax expense                                      384,173      306,377     1,142,953    1,044,859
                                                     ----------   ----------   -----------  -----------
NET INCOME                                           $  679,325   $  513,496   $ 1,993,672  $ 1,797,477
                                                     ==========   ==========   ===========  ===========
NET INCOME PER SHARE:
  Basic                                              $     0.25   $     0.17   $      0.70  $      0.60
                                                     ==========   ==========   ===========  ===========
  Diluted                                            $     0.23   $     0.16   $      0.66  $      0.56
                                                     ==========   ==========   ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                             NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                             1999             1998
                                                        ------------     ------------
OPERATING ACTIVITIES:
  Net income                                             $  1,993,672    $  1,797,477
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Net accretion, amortization, and depreciation           572,394         507,721
      Net gain on sale of loans and securities               (150,369)       (268,178)
      Benefit for deferred income taxes                      (258,931)       (316,900)
      Release of ESOP shares                                        -         125,380
      Loss on sale of premises and equipment                    7,784           8,183
      Loss on sales of foreclosed real estate                  16,974           2,498
      Valuation losses on foreclosed real estate               10,000          62,300
      Provision for loan losses                               165,000         255,000
      Changes in assets and liabilities:
        Accrued interest receivable                          (294,691)       (493,869)
        Prepaid expenses and other assets                    (304,233)        (53,514)
        Accrued interest payable on deposits                   29,129         (12,690)
        Accrued expenses and other liabilities                222,024         235,485
                                                         ------------    ------------
          Net cash provided by operating activities         2,008,753       1,848,893
                                                         ------------    ------------
INVESTING ACTIVITIES:
  Purchase of securities available for sale                (1,999,375)    (10,000,000)
  Purchase of securities held to maturity                  (5,000,000)              -
  Proceeds from maturity of securities available
    for sale                                                        -      10,000,000
  Proceeds from sale of securities available for sale       2,000,937               -
  Proceeds from principal repayments of mortgage-backed
    and related securities available for sale               1,888,222       1,866,026
  Proceeds from sales of loans                             29,895,606      13,977,489
  Loan originations, net of principal repayments          (28,279,233)    (39,078,706)
  Proceeds from disposals of foreclosed real estate           193,452         292,147
  Purchases of premises and equipment                        (451,064)     (1,902,805)
  Proceeds from sale of premises and equipment                    500           1,360
  Net purchases of other investments                         (177,400)       (208,556)
                                                         ------------    ------------
          Net cash provided by (used in) investing
            activities                                     (1,928,355)    (25,053,045)
                                                         ------------    ------------
FINANCING ACTIVITIES:
  Net increase in deposits                                  6,420,732      12,347,690
  Proceeds from FHLB advances                              22,000,000       5,000,000
  Principal payments on FHLB advances                     (27,002,884)        (30,628)
  Proceeds from issuance of common stock                      100,371         268,898
  Repurchase of common stock                               (3,738,046)              -
  Net change in escrow deposits                               527,140         403,371
                                                         ------------    ------------
          Net cash provided by (used in)
            financing activities                           (1,692,687)     17,989,331
                                                         ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (1,612,289)     (5,214,821)
CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                       8,856,389      17,207,777
                                                         ------------    ------------
  END OF PERIOD                                          $  7,244,100    $ 11,992,956
                                                         ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Accounting Policies:  The significant accounting policies
      -------------------
followed by Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included.
The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 1998. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                         SEPTEMBER 30,              SEPTEMBER 30,
                                                       1999        1998          1999          1998
                                                     --------    --------      --------      --------
Unrealized gains/(losses) on available for
   sale securities                                   $(160,826)   $ 384,898    $ (569,870)  $  463,715
Income tax (expense)/benefit relating to
   unrealized gains on available for sale
   securities                                           62,722     (150,110)      222,249     (180,991)
                                                     ---------    ---------    ----------   ----------
Other comprehensive income (loss)                      (98,104)     234,788      (347,621)     282,724
Net Income                                             679,325      513,496     1,993,672    1,797,477
                                                     ---------    --------     ----------   ----------
Total comprehensive income                           $ 581,221    $ 748,284    $1,646,051   $2,080,201
                                                     =========    =========    ==========   ==========

5. Statement of Financial Accounting Standards No. 137:  In June
   ---------------------------------------------------
1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 as an amendment of FASB Statement No. 133. SFAS 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as issued, is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 with earlier applications encouraged. SFAS No. 137 amended SFAS No. 133 by delaying the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The FASB continues to encourage early application of SFAS No. 133.
     SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to the fact that it does not use derivative instruments, the adoption of SFAS No. 133 will not have a material effect on the Company's results of operations or its financial position.

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

     Cooperative Bank's lending activities are concentrated on the origination of conventional mortgage loans for the purpose of constructing, financing or refinancing residential properties. As of September 30, 1999, $276.8 million, or approximately 86%, of the Bank's loan portfolio consisted of loans secured by residential properties. To a lesser extent, the Bank originates nonresidential real estate loans, home equity line of credit loans, secured and unsecured consumer and business loans. While continuing to place primary emphasis on residential mortgage loans, the Bank is taking a more aggressive position in pursuing business lending, and nonresidential real estate lending involving loans secured by small commercial properties with balances generally ranging from $100,000 to $2,000,000. The Bank's primary emphasis is to originate adjustable rate loans with the fixed rate loan as an option. As of September 30, 1999, adjustable rate loans totaled approximately 62%, and fixed rate loans totaled approximately 38%, of the Bank's loan portfolio.

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

Gap is considered negative when the amount of interest rate sensitive liabilities exceed the amount of interest rate sensitive assets. At September 30, 1999, Cooperative had a one-year negative gap position of 11.6%. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, a large part of the Company's adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings, and money market deposit accounts.
Experience has shown that the Company sees relatively modest repricing of these transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

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

     At September 30, 1999, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately $56.7 million, which represents 15.8% of deposits and borrowed funds as compared to $56.2 million or 15.7% of deposits and borrowed funds at December 31, 1998. The increase in liquid assets was primarily due to the increase in securities.

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

     The Company's investment in U. S. Government agency bonds includes $5 million in Federal Home Loan Banks' Dual Indexed Consolidated Bonds maturing August 4, 2003. These bonds had an 8% interest rate from August 4, 1993, through August 3, 1995, at which time the rate was adjusted to 3.485% based on an indexing formula. Subsequent interest rates will also be based on an indexing formula and will adjust annually on February 4 and August 4. The indexing formula states that the interest rate per annum will be equal to a rate determined by the 10-Year CMT less the 6 month LIBOR plus a margin of 2.9% for August 4, 1995, increasing 30 basis points annually to 5.0% for August 4, 2002. The rate at September 30, 1999 on this bond was 4.08%.

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

     The Company's primary uses of liquidity are to fund loans and to make investments. At September 30, 1999, outstanding off-balance sheet commitments to extend credit totaled $17.8 million, and the undisbursed portion of construction loans was $19.5 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL

     On September 17, 1998, the Company's Board of Directors approved a Stock Repurchase Program. The Stock Repurchase Program authorized the Company to repurchase up to 150,000 shares, or approximately 5% of the currently outstanding shares of common stock. The initial repurchase program was completed in February 1999. On March 25, 1999, the Company's Board of Directors announced a second Stock Repurchase Program. This Stock Repurchase Program authorized the Company to repurchase an additional 152,000 shares, or approximately 5% of the currently outstanding shares of common stock. The second repurchase program was completed in May 1999. As of September 30, 1999, the Company had repurchased 302,000 shares at an average cost of $12.38 per share.

     Stockholders' equity at September 30, 1999, was $29.6 million, down 6.3% due to the stock repurchase plan, from $31.6 million at December 31, 1998. The total at September 30, 1999 and December 31, 1998, includes unrealized losses of $200 thousand and unrealized gains of $154 thousand, respectively, net of tax, on securities available for sale marked to estimated fair market value under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.

     Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At September 30, 1999, the Bank's ratio of Tier I capital was 7.65%. The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of allowance for loan losses. At September 30, 1999, the Bank had a ratio of qualifying total capital to risk-weighted assets of 13.17%.

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

     On September 23, 1999, Cooperative Bank's Board of Directors approved a definitive agreement to sell its $8 million deposit branch in Robersonville, North Carolina to Southern Bank and Trust Company of Mount Olive, North Carolina. Due to the deteriorating economic conditions in Robersonville, the Bank's management decided it was no longer feasible to continue in this market area along with the two other banks. Southern Bank is within a city block of the Robersonville branch and the customers of Cooperative can expect the same level of personal service from Southern Bank that they are accustomed to receiving.

     During September 1999, Hurricane Floyd struck eastern North Carolina - changing lives and landscape for many years to come. None of our offices sustained significant damage and, at this point, it appears that losses on loans will be minimal. Management considers the Bank's Reserve for Loan Losses of $1.3 million to be adequate to handle the potential losses without a material effect on the Company's results of operations or its financial position.

FINANCIAL CONDITION AT SEPTEMBER 30, 1999 COMPARED TO DECEMBER
31, 1998

     The Company's total assets decreased .07% to $389.5 million at September 30, 1999, as compared to $389.8 million at December 31, 1998. The major changes in assets are as follows: a decrease of $1.6 million (18.2%) in cash, a $5 million (38%) increase in securities classified as held to maturity, and a decrease in foreclosed real estate to $209 thousand from $2.4 million at December 31, 1998. Due to a high loan demand, the Bank sold $29.9 million in fixed rate loans during the nine month period ended September 30, 1999 and used the proceeds to repay borrowed funds, invest in securities, and reinvest in new loans. Although the Company concentrates its lending activities on the origination of conventional mortgage loans for the purpose of the construction, financing or refinancing of residential properties, it is becoming more active in the origination of small loans secured by commercial properties. At September 30, 1999, approximately 14% of the Company's loan portfolio were loans other than residential properties.

     Funds from the $29.9 million loan sale were used in part for the repayment of $5 million (9.8%) in borrowed funds from the Federal Home Loan Bank ("FHLB). Borrowed funds, collateralized through an agreement with the FHLB for advances, are secured by the Bank's investment in FHLB stock and qualifying first mortgage loans. At September 30, 1999, $10.0 million in borrowed funds mature in 1 year and the remaining amount of funds mature in 2 to 5 years.

     The Company's non-performing assets (loans 90 days or more delinquent and foreclosed real estate) were $1.6 million, or 0.42% of assets, at September 30, 1999, compared to $4.2 million, or 1.08% of assets, at December 31, 1998. The Company assumes an aggressive position in collecting delinquent loans to minimize balances of non-performing assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. While there can be no guarantee, in the opinion of management, the allowance for loan losses of $1.3 million at September 30, 1999 is adequate to cover potential losses inherent in the loan portfolio.

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

NET INCOME

     Net income for the three-month period ended September 30, 1999, increased 32% to $679,325 as compared to $513,496 for the same period last year. For the nine-month periods ended September 30, 1999, net income increased 11% to $1,993,672 as compared $1,797,477 for the same periods a year ago. Contributing factors for the increase in net income was a 1.2% increase in interest-earning assets and an increase in the net interest margin to 3.21% for the nine-month period ended September 30, 1999, as compared to 3.02% for the same period last year.

INTEREST INCOME

     Interest income decreased 2.1% for the three-month period ended September 30, 1999, as compared to the same period a year ago. The decrease can be attributed to a decrease in average yield as compared to the same period a year ago. The yield on average interest-earning assets decreased to 7.57% as compared to 7.74% for the same period a year ago.

     For the nine-month period ended September 30, 1999, interest income was essentially unchanged as compared to the same period a year ago. The average balance of interest-earning assets increased 1.2% while average yield decreased 13 basis points as compared to the same period a year ago. The yield on average interest-earning assets decreased to 7.57% as compared to 7.70% for the same period a year ago. The increase in the average balance of interest-earning assets had a positive effect on interest income while the decrease in the yield on interest-earning assets had a negative effect on interest income.

INTEREST EXPENSE

     Interest expense decreased 8% for the three-month period ended September 30, 1999, as compared to the same period a year ago. Although there was a small increase in average interest-bearing liabilities, the decrease in cost was the major factor causing interest expense to decrease. The cost of interest-bearing liabilities decreased 42 basis points to 4.67% as compared to 5.09% for the same period last year.

     For the nine-month period ended September 30, 1999, interest expense decreased 5.6%, as compared to the same period a year ago. Although there was a 1.4% increase in average interest-bearing liabilities, the decrease in cost was the major factor in causing interest expense to decrease. The cost of interest-bearing liabilities decreased 35 basis points to 4.69% as compared to 5.04% for the same period last year.

NET INTEREST INCOME

     Net interest income for the three and nine month periods ended September 30, 1999, as compared to the same period a year ago, increased 7.2% and 7.5%, respectively. During these same periods ended September 30, 1999, the yield on average interest-earning assets decreased 17 basis points and 13 basis points, respectively. For the same periods, the cost of average interest-bearing liabilities decreased 42 basis points and 35 basis points, respectively. The decrease in the cost of average interest-bearing liabilities was the major factor for the increase in net interest income.

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


                                               For the quarter ended
                                  September 30, 1999            September 30, 1998
                               -----------------------------------------------------
(DOLLARS IN THOUSANDS)                            Average                    Average
                               Average            Yield/   Average            Yield/
                               Balance  Interest   Cost    Balance  Interest   Cost
                               -------  --------  ------   -------  --------  ------
Interest-earning assets:
  Securities and other
   interest-earning assets    $ 45,905   $  642    5.59%   $ 51,999  $  733   5.64%
Mortgage-backed and related
 securities                      9,093      144    6.33%     11,365     172   6.05%
Loan portfolio                 317,482    6,267    7.90%    308,904   6,298   8.16%
    Total interest-earning    --------   ------            --------  ------
     assets                    372,480   $7,053    7.57%    372,268  $7,203   7.74%
                                         ------                      ------
Non-interest earning assets     14,237                       12,333
                              --------                     --------
Total assets                  $386,717                     $384,601
                              ========                     ========

Interest-bearing liabilities:
  Deposits                     293,313    3,204    4.37%    292,567   3,535  4.83%
  Borrowed funds                53,063      841    6.34%     53,054     862  6.50%
    Total interest-bearing    --------   ------            --------  ------
     liabilities               346,376   $4,045    4.67%    345,621  $4,397  5.09%
                                         ------                      ------
Non-interest bearing
  liabilities                   10,643                        8,127
                              --------                     --------
    Total liabilities          357,019                      353,748
    Stockholders' equity        29,698                       30,853
Total liabilities and         --------                     --------
 stockholders' equity         $386,717                     $384,601
                              ========                     ========
Net interest income                      $3,008                      $2,806
                                         ======                      ======
Interest rate spread                               2.90%                      2.65%
                                                   ====                       ====
Net yield on interest-
 earning assets                                    3.23%                      3.02%

Percentage of average
 interest-earning assets to
 average interest-bearing
 liabilities                                      107.5%                     107.7%
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

                                           For the nine months ended
                                  September 30, 1999            September 30, 1998
                               -----------------------------------------------------
(DOLLARS IN THOUSANDS)                            Average                    Average
                               Average            Yield/   Average            Yield/
                               Balance  Interest   Cost    Balance  Interest   Cost
                               -------  --------  ------   -------  --------  ------
Interest-earning assets:
  Securities and other
   interest-earning assets    $ 44,351  $ 1,846    5.55%  $ 58,574  $ 2,459   5.60%
Mortgage-backed and related
 securities                      9,608      452    6.27%    12,055      564   6.24%
Loan portfolio                 317,447   18,798    7.90%   296,256   18,167   8.18%
    Total interest-earning    --------  -------           --------  -------
     assets                    371,406  $21,096    7.57%   366,885  $21,190   7.70%
                                        -------                     -------
Non-interest earning assets     14,558                      12,700
                              --------                    --------
Total assets                  $385,964                    $379,585
                              ========                    ========

Interest-bearing liabilities:
  Deposits                     292,079    9,628    4.40%   289,547   10,407   4.79%
  Borrowed funds                53,495    2,532    6.31%    51,110    2,472   6.45%
    Total interest-bearing    --------  -------           --------  -------
     liabilities               345,574  $12,160    4.69%   340,657  $12,879   5.04%
                                        -------                     -------
Non-interest bearing
  liabilities                   10,169                       9,032
                              --------                    --------
    Total liabilities          355,743                     349,689
    Stockholders' equity        30,221                      29,896
Total liabilities and         --------                    --------
 stockholders' equity         $385,964                    $379,585
                              ========                    ========
Net interest income                      $8,936                      $8,311
                                         ======                      ======
Interest rate spread                               2.88%                      2.66%
                                                   ====                       ====
Net yield on interest-
 earning assets                                    3.21%                      3.02%

Percentage of average
 interest-earning assets to
 average interest-bearing
 liabilities                                      107.5%                     107.7%
                                                  =====                      =====

               RATE/VOLUME ANALYSIS

The table below provides information regarding changes in interest income and interest expense for the period indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by old rate) and (ii) changes in rates (change in rate multiplied by old volume). The change attributable to changes in rate-volume have been allocated to the other categories based on absolute values.

                                          For the nine months ended
                                    September 30, 1998 vs. September 30, 1999
                                             Increase (Decrease)
                                                    Due to
                                      ---------------------------------------
(DOLLARS IN THOUSANDS)                  Volume          Rate         Total
                                      ---------       ---------   -----------
Interest income:
   Securities and other
     interest-earning assets             $ (592)        $ (21)       $(613)
Mortgage-backed and related securities     (115)            3         (112)
Loan portfolio                            1,269          (639)         630
                                         ------         -----        -----
     Total interest-earning assets          562          (657)         (95)
                                         ------         -----        -----

Interest expense:
   Deposits                                  90          (869)        (779)
   Borrowed funds                           114           (54)          60
                                         ------         -----        -----
    Total interest-bearing liabilities      204          (923)        (719)
                                         ------         -----        -----
Net interest income                      $  358         $ 266        $ 624
                                         ======         =====        =====


RESERVE FOR LOAN LOSSES

     During the nine-month period ended September 30, 1999 the Bank had net charge-offs against the allowance for loan losses of $43,000. The Bank added $165,000 to the allowance for loan losses for the current nine-month period bringing the balance up to $1.3 million. Management considers this level to be appropriate based on lending volume, the current level of delinquencies and other non-performing assets, overall economic conditions and other factors inherent in the loan portfolio. Future increases to the allowance may be necessary, however, due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors

NONINTEREST INCOME

     Noninterest income was up by 29.4% for the three-month period ended September 30, 1999, as compared to the same period a year ago. During the three-month period ended September 30, 1999, the Bank sold $391 thousand in fixed rate mortgage loans at a gain of $4,500 as compared to the sale of $29 thousand at a gain of $6,200 for the same period a year ago. The sales proceeds were used to fund new loans. For the three-month period ended September 30, 1999, as compared to the same period a year ago, service charges on deposit accounts increased 21.7% and loan fees and service charges increased 11.5%. The increase in service charges on deposit accounts was due to an increase in transaction accounts and the increase in loan fees was due to an increase in the volume of loans serviced. Foreclosed real estate sold during the current three month period for a net gain of $18,000 represents 7.2% of the increase in noninterest income.

     Noninterest income was up by 4.3% for the nine-month period ended September 30, 1999, as compared to the same period a year ago. The major change was the reduction in the net gain on sale of loan. During the nine-month period ended September 30, 1999, the Bank sold $29.9 million in fixed rate mortgage loans at a gain of $149,000 as compared to the sale of $14 million at a gain of $268,000 for the same period a year ago. The sales proceeds were used to repay borrowed funds, invest in securities, and fund new loans. For the nine-month period ended September 30, 1999, as compared to the same period a year ago, service charges on deposit accounts increased 22.3% and loan fees and service charges increased 3.4%. The increase in service charges on deposit accounts was due to an increase in transaction accounts and the increase in loan fees was due to an increase in the volume of loans serviced. The balance in real estate owned expense represents operating expense and further reduction of the carrying amount of foreclosed real estate owned. Management continues to be committed to disposing of these properties in a timely manner.

NONINTEREST EXPENSES

     For the nine-month period ended September 30, 1999, noninterest expense increased 7.5% as compared to the same period last year. Compensation and related cost increased 5.8% due to additional employees and normal increases in salaries and benefits. Occupancy and equipment expense increased 10.7%. This increase can be attributed to additional maintenance necessary to keep the buildings in good repair, depreciation on the new teller/platform system, and depreciation on the new Elizabethtown office. The new teller/platform system and the new Elizabethtown office were put in service during the third quarter of 1998. Advertising increased 21.8% due to a more aggressive advertising campaign. Other operating expense increased 6.2%. This increase can be attributed to costs associated with the processing of a larger volume of transaction accounts and normal increases in other operating costs.

INCOME TAXES

     The effective tax rates for the nine-month periods ended
September 30, 1999 and 1998 approximate the statutory rate after giving effect to nontaxable interest, other permanent tax differences, and adjustments to certain deferred tax liabilities.

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

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              Exhibit 11.  Computation of Earnings Per Share
              Exhibit 27.  Financial Data Schedule

         (b)  Reports on Form 8-K.
              No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                       SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           COOPERATIVE BANKSHARES, INC.

Dated: November 5, 1999    /s/ Frederick Willetts, III
       ----------------    ------------------------------------
                           Frederick Willetts, III
                           President and Chief Executive Officer


Dated: November 5, 1999    /s/ Edward E. Maready
       ----------------    -------------------------------------
                           Edward E. Maready
                           Treasurer and Chief Financial Officer