Form 10-K
period 1999-12-31
COOPERATIVE BANKSHARES INC
filed 2000-03-30
CIK 923529

        SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C.  20549

               --------------------

                     FORM 10-K

           FOR ANNUAL AND TRANSITION REPORTS
        PURSUANT TO SECTIONS 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

[  ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

                  Commission File Number:  0-24626
                                           -------

                    COOPERATIVE BANKSHARES, INC.
       -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

      North Carolina                          56-1886527
-------------------------------            -------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

201 Market Street, Wilmington, North Carolina          28401
---------------------------------------------        ----------
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

As of February 18, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the National Association of Securities Dealers, Inc. Automated Quotation National Market was $25,513,398 (2,401,261 shares at $10.625 per share). For purposes of this calculation, directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are treated as affiliates.

As of February 18, 2000 there were issued and outstanding
2,745,166 shares of the registrant's common stock.

          DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of Annual Report to Stockholders for the Fiscal
    Year Ended December 31, 1999.  (Parts I and II)

2.  Portions of Proxy Statement for the 2000 Annual Meeting of
        Stockholders.  (Part III)

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

    COOPERATIVE BANK. Cooperative Bank was organized as a North Carolina-chartered building and loan association in 1898. The Bank has been a member of the Federal Home Loan Bank System since 1933 and its deposits have been federally insured since 1940. In August 1991, the Bank converted to a North Carolina-chartered stock savings and loan association and on October 1, 1992, the Bank converted from a North Carolina-chartered savings and loan association to a North Carolina-chartered stock savings bank. The Bank's deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").
At December 31, 1999, Cooperative Bank had total assets of $410.1 million, deposits of $304.8 million and stockholders' equity of $29.3 million.

    The Bank is chartered under the laws of the state of North Carolina to engage in general banking business. Cooperative Bank offers a wide range of banking services including deposit services, banking cards and alternative investments products. These funds are used for the extension of credit through home loans, commercial loans and other installment credit such as home equity, auto and boat loans and check reserve.

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

RECENT RESULTS

     During the March 31, 2000 quarter, the Company recorded a gain of $582,000 on the sale of a branch. The Company also sold a total of $6.3 million of low-yielding securities at a loss of $287,000, redeploying those funds into higher yielding assets.

     Also, following a detailed review of the Bank's loan portfolio undertaken during the first quarter of 2000, the Bank authorized a loan loss provision of approximately $665,000 for the quarter. The decision to significantly increase the Bank's loan loss reserves was considered appropriate in light of the dramatic expansion in commercial real estate loan portfolio over the past twelve months and was not in response to any significant increases in non-performing assets. The Bank has emphasized the origination of these loans in response to significant demand in the Bank's market areas and management believes that they enhance the Bank's profitability and interest rate sensitivity. These loans do, however, pose risks that are not involved in loans secured by single family residences. See "Lending Activities -- Loans Secured by Nonresidential Real Estate." After considering these risks, the Bank authorized this adjustment to the loan loss allowance.

     The result of these transactions will be to reduce anticipated net income for the March 31, 2000 quarter by approximately 65%.

RECENT REGULATORY AND LEGISLATIVE CHANGES

    On November 12, 1999, the Gramm-Leach-Bliley Act was signed into law. The Act calls for the modernization of the banking system and could have far-reaching effects on the financial services industry and the Company's and the Bank's operations. For additional information on the provisions of this legislation, see "Regulation -- Recently Enacted Legislation and Regulatory Changes."

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

LENDING ACTIVITIES

    GENERAL. Cooperative Bank's lending activities consist of the origination of conventional mortgage loans for the purpose of constructing, financing or refinancing residential properties. As of December 31, 1999, $303.2 million, or 83.1%, of the Bank's loan portfolio consisted of loans collateralized by residential properties. The Bank also originates nonresidential real estate loans, home equity lines of credit, business and consumer loans. While continuing to place emphasis on residential mortgage loans, the Bank continues to be active in its nonresidential real estate lending, involving loans secured by small commercial properties with balances generally ranging from $100,000 to $1,000,000. See " -- Loans Secured by Nonresidential Real Estate." The Bank's primary emphasis is to originate adjustable rate loans with the fixed rate loan as an option. As of December 31, 1999, adjustable rate loans totaled 63.3%, and fixed rate loans totaled 36.7%, of the Bank's total loan portfolio.

    ANALYSIS OF LOAN PORTFOLIO. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of collateral on the dates indicated.

                                                             At December 31,
                                          ----------------------------------------------------------
                                                1999                 1998                   1997
                                          ---------------    ------------------   -----------------
                                          Amount     %       Amount        %      Amount        %
                                          ------   ------    ------      ------   -------     -----

Mortgage loans secured by real estate:
  1-4 family residential properties. . . $204,208   61.00%    $235,644    73.34%  $232,977   81.26%
  Multi-family (5 or more) residential
    properties . . . . . . . . . . . . .    5,523    1.65        5,575     1.74      4,835    1.69
  Nonresidential property. . . . . . . .    2,215     .66        3,697     1.15      4,891    1.71
  1-4 family residential properties
    under construction . . . . . . . . .   23,689    7.08       25,244     7.86     24,908    8.69
  Multi-family (5 or more) residential
    property under construction. . . . .       --      --           --       --         --      --
  Nonresidential properties under
    construction . . . . . . . . . . . .       --      --           --       --        469     .16

Installment loans secured by real estate:
  1-4 family residential properties (1).    28,021   8.37       18,737     5.83     12,134    4.23
  Multi-family (5 or more) residential
    properties . . . . . . . . . . . . .     8,771   2.62        7,649     2.38      1,442     .50
  Nonresidential property. . . . . . . .    28,045   8.38       12,940     4.03      4,526    1.58
  1-4 family residential properties
    under construction . . . . . . . . .    22,832   6.82        8,810     2.74      2,327     .81
  Multi-family (5 or more) residential
    property under construction. . . . .    10,166   3.04        1,128      .35      2,996    1.05
  Nonresidential properties under
    construction . . . . . . . . . . . .    15,104   4.51       11,735     3.65      7,868    2.74
Consumer loans, secured and unsecured. .     5,446   1.63        5,073     1.58      4,397    1.53
Business loans, secured and unsecured. .     9,763   2.91        4,021     1.25      2,586     .90
Business and consumer loans, secured and
  unsecured under construction . . . . .       930    .28          964      .30      1,213     .42
                                          -------- ------     --------   ------   --------  ------
       Total loans . . . . . . . . . . .   364,713 108.95      341,217   106.20    307,569  107.27
                                          -------- ------     --------   ------   --------  ------

Less:
  Undisbursed portion of construction
      loans  . . . . . . . . . . . . . .    27,481   8.21       17,499     5.45     18,729    6.53
  Discounts and other. . . . . . . . . .     1,182    .35        1,216      .38      1,274     .44
  Loan loss reserve. . . . . . . . . . .     1,306    .39        1,178      .37        874     .30
                                          -------- ------     --------   ------   --------  ------
      Net loans. . . . . . . . . . . . .  $334,744 100.00%    $321,324   100.00%  $286,692  100.00%
                                          ======== ======     ========   ======   ========  ======

(1) Includes residential 1-4 family home equity loans.

     RESIDENTIAL REAL ESTATE LOANS. The Bank originates one- to four- family residential mortgage loans collateralized by property located in its market area. While a majority of the Bank's residential real estate loans are collateralized by owner-occupied primary residences, the Bank's portfolio also includes some second home and investor properties. The Bank also originates residential lot loans collateralized by vacant lots located in approved subdivisions.

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

    Cooperative Bank also originates loans secured by multi-family properties. At December 31, 1999, the Bank had $24.5 million of such loans, representing 9.2% of its total loan portfolio. These loans are primarily secured by apartment buildings located in the Bank's market area.

    CONSTRUCTION LOANS. The Bank originates loans to finance the construction of one- to four- and multi-family dwellings, housing developments and condominiums. Construction loans amounted to approximately $56.7 million, or 15.5%, of the Bank's total loan portfolio at December 31, 1999. In recent years, the Bank has emphasized the origination of construction loans in response to the significant demand for such loans by borrowers engaged in building and development activities in the growing communities of its market area. Substantially all of the Bank's construction loans are structured to be converted to permanent loans at the end of the construction phase. At the time the loan is converted to a permanent loan and assumed by the ultimate purchaser, the Bank underwrites the creditworthiness of the ultimate purchaser prior to approving the assumption, when the original borrower is released from liability. Construction/permanent loans have either fixed or adjustable rates and have terms of up to 30 years. Occasionally, the Bank will make short term construction loans which have fixed rates and terms of up to 12 months. These loans are generally made in amounts up to 80% of appraised value. Loan proceeds generally are disbursed in increments as construction progresses and as inspections warrant.

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

    The following table sets forth certain information as of December 31, 1999 regarding the dollar amount of construction loans secured by real estate and real estate mortgage loans maturing in the Bank's portfolio based on their contractual terms to maturity. The majority of these loans have provisions to convert to permanent loans upon completion of construction. For further information, see Note 5 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 1999 (the "Annual Report").

                                        Due During the
                                          Year Ended
                                          December 31,
                                             1999
                                        --------------
                                        (In thousands)
    Real estate - construction
      Residential. . . . . . . . . . . .    $56,687
      Nonresidential . . . . . . . . . .     15,104
      Business and Industrial. . . . . .        930
                                            -------
         Total . . . . . . . . . . . . .    $72,721
                                            =======

    LOANS SECURED BY NONRESIDENTIAL REAL ESTATE. Loans secured by nonresidential real estate constituted approximately $45.4 million, or 12.4% of the Bank's total loans at December 31, 1999. The Bank is emphasizing the origination of these loans because of their profitability, since they generally carry a higher interest rate than single family residential mortgage loans. The Bank originates both construction loans and permanent loans on nonresidential properties. Nonresidential real estate loans are generally made in amounts up to 80% of the lesser of appraised value or purchase price of the property and have generally been made in amounts under $2.0 million. The Bank's permanent nonresidential real estate loans are secured by improved property such as office buildings, retail centers, warehouses, and other types of buildings located in the Bank's primary market area. Nonresidential real estate loans are either fixed or variable rate. The variable rate loans have interest rates tied to prime or the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of one year.

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

    CONSUMER LENDING. At December 31, 1999, the Bank's consumer loan portfolio totaled approximately $5.4 million, representing 1.5% of the Bank's total loans receivable. The Bank also offers home equity loans, which are made for terms of up to 15 years at adjustable interest rates. As of December 31, 1999, the Bank's home equity loan portfolio totaled approximately $9.8 million, representing 2.7% of its total loans receivable.

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

    NON-REAL ESTATE BUSINESS LENDING. In late 1996, the Bank initiated a program for originating loans to small businesses in the Bank's market area which are secured by various forms of non-real estate collateral or are unsecured. At December 31, 1999, these loans totaled approximately $10.7 million. Management of Cooperative Bank believes that these loans are attractive to the Bank in light of the typically higher interest rate yields associated with them and the opportunity they present for expanding the Bank's relationships with existing customers and developing broader relationships with new customers. Accordingly, the Bank plans to actively pursue this type of lending in the future in an effort to maintain a profitable spread between the Bank's average loan yield and its cost of funds.

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

    ORIGINATIONS, PURCHASES, AND SALES OF MORTGAGE LOANS. The Bank's general policy is to originate conventional residential mortgage loans under terms, conditions and documentation which permit sale to the FHLMC, FNMA or private investors in the secondary market. The Bank has from time to time sold fixed rate, long term mortgage loans in the secondary market to meet liquidity requirements or as part of the asset/liability management program. In connection with such sales, the Bank generally retains the servicing of the loans (i.e., collection of principal and interest payments), for which it generally receives a fee payable monthly of up to 1/4% per annum of the unpaid balance of each loan. As of December 31, 1999, the Bank was servicing approximately 1,578 loans for others aggregating approximately $84.1 million.

    The Bank does not generally purchase loans, and purchased no loans during the last three fiscal years.

    LOAN COMMITMENTS. The Bank issues loan origination commitments to qualified borrowers primarily for the construction and purchase of residential real estate. Such commitments are made on specified terms and conditions and are typically for terms of up to 30 days. A non-refundable appraisal, flood certificate, credit report and underwriting fee is collected at the time of application. Management estimates that historically, less than 20% of such commitments expire unfunded. At December 31, 1999, the Bank had outstanding loan origination commitments of approximately $21.5 million. For further information, see Note 5 of Notes to Consolidated Financial Statements included in the Annual Report.

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

    Loan origination and commitment fees are volatile sources of funds. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive market conditions, which in turn respond to the demand for and availability of money.

    The Bank also recognizes other fees and service charges on loans. Other fees and service charges consist of late fees, fees collected with a change in borrower or other loan modifications.

    DELINQUENCIES. The Bank's collection procedures provide that when a loan is 30 days past due, the borrower is contacted by mail, and payment is requested. If the delinquency continues, subsequent efforts are made to contact the borrower. If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates legal proceedings. At December 31, 1999, the Bank owned approximately $225,000, net of valuation reserves, of property acquired as the result of foreclosure or by deed in lieu of foreclosure and classified as "real estate owned."

    NON-PERFORMING ASSETS AND ASSET CLASSIFICATION. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. As of December 31, 1999, the Bank had two loans in non-accrual status with an aggregate principal balance of $267,000.

    Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance plus unpaid accrued interest of the related loan or its fair value. Any required write-down of the loan to its fair market value is charged to the allowance for loan losses. At December 31, 1999, the Bank had eight loans in the process of foreclosure and/or bankruptcy with a principal balance of approximately $742,000.

    The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated.
During the periods shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting
Standards ("SFAS") No. 15.

                                                At December 31,
                                          --------------------------
                                          1999       1998       1997
                                          ----       ----       ----
                                           (Dollars in thousands)
Non-accruing loans:
  Residential real estate. . . . . . .   $  192      $   --     $  --
  Business . . . . . . . . . . . . . .       75          --        --
Accruing loans which are contractually
  past due 90 days or more:
  Real Estate:
    Residential. . . . . . . . . . . .      892       1,606       332
    Nonresidential . . . . . . . . . .       --          66        25
  Consumer . . . . . . . . . . . . . .       22          39        --
  Business . . . . . . . . . . . . . .       20          54        --
                                         ------      ------     -----
       Total . . . . . . . . . . . . .   $1,201      $1,765     $ 357
                                         ======      ======     =====
Percentage of total loans. . . . . . .      .33%        .52%      .12%
                                         ======      ======     =====

Other non-performing assets (1). . . .   $  245      $2,439     $ 251
                                         ======      ======     =====
Total non-performing assets. . . . . .   $1,446      $4,204     $ 608
                                         ======      ======     =====
Total non-performing assets
  to total assets. . . . . . . . . . .      .35%       1.08%      .16%
                                         ======      ======     =====

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

    The following table analyzes activity in the Bank's allowance for possible loan losses for the periods indicated.

                                            Year Ended December 31,
                                          --------------------------
                                          1999       1998       1997
                                          ----       ----       ----
                                           (Dollars in thousands)
Balance at beginning of period . .        $1,178     $  874     $ 807
Provision for possible
  loan losses. . . . . . . . . . .           210        330       153
Loans charged-off - net. . . . . .            82         26        86
                                          ------     ------     -----
Balance at end of period . . . . . .      $1,306     $1,178     $ 874
                                          ======     ======     =====
Ratio of net charge-offs to
  average loans outstanding
  during the period. . . . . . . . .         .03%       .01%      .03%
                                          ======     ======     =====
Ratio of loan loss reserve to
  total loans. . . . . . . . . . . .         .36%       .35%      .28%
                                          ======     ======     =====

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

                                                At December 31,
                                          --------------------------
                                          1999       1998       1997
                                          ----       ----       ----
                                                (In thousands)

Interest-bearing deposits. . . . . . . . .$ 9,522    $ 4,251     $12,312
Securities:
  Available for sale - at estimated
    market value . . . . . . . . . . . . . 20,672     21,163      21,004
  Held to maturity . . . . . . . . . . . . 18,025     13,034      21,044
Mortgage-backed and related securities:
  Available for sale - at estimated
    market value . . . . . . . . . . . . .  6,564     10,551      12,856
                                          -------    -------     -------
      Total. . . . . . . . . . . . . . . .$54,783    $48,999     $67,216
                                          =======    =======     =======

    From time to time, the Bank purchases mortgage-backed and related securities guaranteed by the FHLMC, the Government National Mortgage Association ("GNMA") or the FNMA. FHLMC and FNMA mortgage-backed securities are participation certificates issued and guaranteed by the FHLMC or the FNMA which represent interests in pools of conventional mortgages originated by savings institutions. GNMA mortgage-backed securities are participation certificates issued and guaranteed by the GNMA which represent interests in pools of mortgages insured by the Federal Housing Administration or partially guaranteed by the Veterans Administration. GNMA obligations are backed by the full faith and credit of the United States. At December 31, 1999, the Bank held mortgage-backed securities, classified as available for sale, with an amortized cost of approximately $6.8 million which represented 1.6% of the Bank's total assets. At that date, the estimated aggregate market value and carrying value of the mortgage-backed securities was $6.6 million. Mortgage-backed securities increase the quality of the Bank's assets by virtue of the insurance and guarantees that back them, their greater degree of liquidity over individual mortgage loans, and their capacity to be used to collateralize borrowings or other obligations of the Bank. However, a portion of the Bank's mortgage-backed securities are long term, fixed rate instruments and, in a rising interest rate environment, the market value of such securities will decline. For further information regarding the Bank's mortgage-backed securities portfolio, see "Management's Discussion & Analysis" and Note 3 of Notes to Consolidated Financial Statements in the Annual Report.

The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment portfolio at December 31, 1999.


                               One Year or Less    One to Five Years    Five to Ten Years
                               -----------------   -----------------    -----------------
                               Carrying  Average   Carrying   Average   Carrying  Average
                                Value     Yield      Value     Yield      Value    Yield
                               --------  -------   --------   -------   --------  -------
                                                (Dollars in thousands)
Interest-bearing deposits. . . $ 9,522   5.40%  $     --        -- %   $    --      --  %

U.S. government and
  agency securities:
  Available for sale . . . . .   4,942   5.13     15,730       6.04         --      --
  Held to maturity . . . . . .      --     --      8,025       4.62     10,000     6.63
Mortgage-backed and related
  securities:
  Available for sale . . . . .      --     --         --        --          --      --
  Held to maturity . . . . . .      --     --         --        --          --      --
                               -------           -------               -------
      Total. . . . . . . . . . $14,464   5.30%   $23,755       5.56%   $10,000     6.63%
                               =======           =======               =======

                               More than Ten Years    Total Investment Portfolio
                               -------------------  -----------------------------
                               Carrying   Average   Carrying   Market     Average
                                Value      Yield      Value     Value      Yield
                               --------  -------    --------   -------   --------
                                                (Dollars in thousands)
Interest-bearing deposits. . . $    --    -- %      $ 9,522     $ 9,522    5.40%

U.S. government and
  agency securities:
  Available for sale . . . . .      --    --         20,672      20,672    5.82
  Held to maturity . . . . . .      --    --         18,025      17,114    5.74
Mortgage-backed and related
  securities:
  Available for sale . . . . .   6,564   6.44         6,564       6,564    6.44
  Held to maturity . . . . . .      --    --             --          --     --
                               -------              -------     -------
      Total. . . . . . . . . . $ 6,564   6.44%      $54,783     $53,872    5.79%
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

    DEPOSITS. Deposits are attracted from within the Bank's primary market area through the offering of a broad selection of deposit instruments including checking, savings, money market deposit, and term certificate accounts (including negotiated jumbo certificates in denominations of $100,000 or more) as well as individual retirement plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank does not obtain funds through brokers; however, the Bank has begun attracting deposits over the Internet and considers this a viable alternative to borrowed funds. For further information regarding the Bank's deposits, see "Management's Discussion and Analysis" and Note 7 of Notes to Consolidated Financial Statements in the Annual Report.

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

    From time to time the Bank has borrowed funds under reverse repurchase agreements and dollar rolls. Under a reverse repurchase agreement, the Bank sells securities (generally government securities, mortgage-backed certificates and FHLMC participation certificates) and agrees to repurchase them (or substantially identical securities) at a specified price at a later date. Reverse repurchase agreements are generally for terms of one week to one month, are subject to renewal, and are deemed to be borrowings collateralized by the securities sold. Generally, the cost of borrowed funds using reverse repurchase agreements is less expensive than other borrowings with comparable terms. Cooperative Bank had no reverse repurchase agreements or dollar rolls outstanding during the fiscal year ended December 31, 1999. All reverse repurchase agreements are contracted with registered broker-dealers. The dollar rolls used by the Bank closely resemble reverse repurchase agreements, except that with dollar rolls, the Bank agrees to repurchase securities similar to the securities sold, rather than the same securities, as with reverse repurchase agreements.

    For further information regarding the Bank's borrowings, see Note 8 of Notes to Consolidated Financial Statements in the
Annual Report.

    The following tables set forth certain information regarding short term borrowings by the Bank at the end of and during the periods indicated:

                                              During the Year Ended December 31,
                                             ---------------------------------
                                              1999          1998         1997
                                              ----          ----         ----
                                                        (In thousands)
Maximum amount of short-term borrowings
  outstanding at any month end:
  Securities sold under agreements to
    repurchase . . . . . . . . . . . . . . . . $    --      $    --      $    --
  FHLB advances. . . . . . . . . . . . . . . .  75,106       55,141       50,141

Maximum amount of short-term borrowings
  outstanding at end of period:
  Securities sold under agreements to
    repurchase . . . . . . . . . . . . . . . .      --           --           --
  FHLB advances. . . . . . . . . . . . . . . .  75,106       55,109       50,141

Approximate average short-term borrowings
  outstanding with respect to:
  Securities sold under agreements to
    repurchase . . . . . . . . . . . . . . . .      --           --           --
  FHLB advances. . . . . . . . . . . . . . . .  57,036       51,506       39,797

Approximate weighted average rate paid on:
  Securities sold under agreements to
    repurchase . . . . . . . . . . . . . . . .      --           --           --
  FHLB advances. . . . . . . . . . . . . . . .    6.28%        6.33%        6.49%

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

EMPLOYEES

     At December 31, 1999, the Bank had 123 full-time employees and eight part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees to be good.

EXECUTIVE OFFICERS

     At December 31, 1999, the executive officers of the Bank who were not also directors were as follows:

                         Age at
Name                December 31, 1999     Position
----                -----------------     --------
Daniel W. Eller            57            Senior Vice President and Corporate
                                         Secretary

Edward E. Maready          58            Senior Vice President and Treasurer,
                                         Principal Financial and Accounting
                                         Officer

Eric R. Gray               57            Senior Vice President of Mortgage
                                         Lending

O.C. Burrell, Jr.          51            Executive Vice President and Chief
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

    O. C. BURRELL, JR. was employed in May 1993 as Senior Vice President of Retail Banking. Mr. Burrell was elected Executive Vice President and Chief Operating Officer in 1997. Mr. Burrell has been in the banking industry since 1970 and has served in leadership capacities in various civic and professional organizations. He is active in the Wilmington Rotary Club and serves as treasurer and director of the Child Development Center and is a member of the Retail Lending Committee of the North Carolina Bankers Association.

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

    RECENTLY ENACTED LEGISLATION. On November 12, 1999, the Gramm-Leach-Bliley ("G-L-B") Act was signed into law. The G-L-B Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. National bank subsidiaries will be permitted to engage in similar financial activities but only on an agency basis unless they are one of the 50 largest banks in the country. National bank subsidiaries will be prohibited from insurance underwriting, real estate development and merchant banking. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms that are engaged in commercial activities and prohibits the formation of new unitary holding companies.

    The G-L-B Act also imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

    The G-L-B Act contains significant revisions to the Federal Home Loan Bank System. The G-L-B Act imposes new capital requirements on the Federal Home Loan Banks and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the Federal Home Loan Banks annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the Federal Home Loan Bank System voluntary for federal savings institutions.

    The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act also eliminates the SAIF special reserve and authorizes a federal savings institution that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

    The Company is unable to predict the impact of the G-L-B
Act on its and the Institutions's operations and competitive environment at this time. Although the G-L-B Act reduces the range of companies with which the Company may affiliate, it may facilitate affiliations with companies in the financial services industry.

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

    Under the Holding Company Act, a bank holding company must obtain the prior approval of the Federal Reserve Board before
(1) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. In addition to the above restrictions under the Holding Company Act, the Company's investments are limited under North Carolina law to those investments permitted for North Carolina savings banks. See " -
- State Law and Regulation."

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

    The Bank was in compliance with both the FDIC capital requirements and the North Carolina net worth requirement at December 31, 1999.

    LIQUIDITY. North Carolina savings banks must maintain cash and readily marketable investments in an amount not less than 10% of the assets of the savings banks. The Bank was in compliance with this requirement at December 31, 1999.

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

    The federal banking regulators measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its qualifying total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its Tier 1 capital to risk-weighted assets) and leverage ratio (the ratio of its Tier 1 capital to adjusted total assets). Under the regulations, a savings bank that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the institution has a composite 1 CAMELS rating). An "undercapitalized institution" is an institution that has (i) a total risk-based capital ratio less than 8.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 4.0%; or
(iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as an institution that has: (i) a total risk-based capital ratio of less than 6.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 3.0%; or
(iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. For purposes of the prompt corrective action regulations, tangible equity is equivalent to Tier 1 capital plus outstanding cumulative perpetual preferred stock (and related surplus) minus all intangible assets other than certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category if the FDIC determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELSrating category. The Bank is currently classified as "well capitalized" under these regulations.

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

    FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. Cooperative Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at December 31, 1999 of $3.8 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long term advances may only be made for the purpose of providing funds for residential housing finance.

    FEDERAL RESERVE BOARD REGULATION. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At December 31, 1999, the Bank met its reserve requirements.

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

                       TAXATION

    The Bank is subject to the provisions of the Internal
Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations.

    Legislation that was effective for tax years beginning after December 31, 1995 required savings institutions to recapture into taxable income over a six taxable year period the portion of the tax loan reserve that exceeds the pre-1988 tax loan loss reserve. The Bank will no longer be allowed to use the reserve method for tax loan loss provisions, but would be allowed to use the experience method of accounting for bad debts used by commercial banks under Code section 585. There will be no future effect on net income from the recapture because the taxes on these bad debt reserves has already been accrued as a deferred tax liability.

    The Bank's federal income tax returns were most recently audited in 1970.

    For additional information regarding federal and state taxes, see Note 12 of Notes to Consolidated Financial Statements in the Annual Report.

STATE INCOME TAXATION

    Under North Carolina law, the Bank is subject to an annual corporate income tax of 7.00% of its federal taxable income as computed under the Code, subject to certain prescribed adjustments. The North Carolina corporate income tax will be reduced to 6.9% for years beginning on or after January 1, 2000. In addition to the state corporate income tax, the Bank is subject to an annual state franchise tax, which is imposed at a rate of .15% applied to the greatest of the Bank's (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of property in North Carolina. The filing of consolidated returns is not permitted under North Carolina law.

ITEM 2.  PROPERTIES
-------------------

    The following table sets forth the location of the Bank's offices, as well as certain additional information relating to these offices as of December 31, 1999.


                                         Year     Net Book     Square
Location                                 Opened     Value      Footage      Title     Deposits
--------                                 ------   ---------    -------      -----     --------
                                                (In thousands)                     (In thousands)
201 Market St., Wilmington, NC            1959     $ 2,122       27,976     Owned     $ 35,290
24 N. Second St., Wilmington, NC (1)      1980          --        4,176     Owned(1)        --
827 New Bridge St., Jacksonville, NC      1954         211        4,213     Owned       18,154
205 E. Main St., Wallace, NC              1954         171        2,880     Owned       44,358
922 E. Arendell St., Morehead City, NC    1958          72        1,984     Owned       17,984
232 W. Broad Street, Elizabethtown, NC    1961         988        3,400     Owned       23,451
4 E. Fifth St., Tabor City, NC            1980         194        3,880     Owned       25,658
3605 Oleander Dr., Wilmington, NC         1970          77        1,296     Owned(2)    25,333
2405 S. College Rd., Wilmington, NC       1974         231        2,000     Owned       28,792
1501 Live Oak St., Beaufort, NC           1975          37        1,685     Owned(3)    10,627
400 Western Blvd., Jacksonville, NC       1982         450        2,050     Owned       13,994
132 W. 2nd St., Washington, NC            1983         117        7,298     Owned(4)    19,162
Railroad St., Robersonville, NC           1983          69        2,500     Owned(4)     7,698
2007 Croatan Ave., Kill Devil Hills, NC   1983         134        2,337     Owned(4)     7,333
1296 John Small Ave., Washington, NC      1987         225        1,920     Owned        8,675
Corner By-pass, Business 264,
  Belhaven, NC                            1989         379        1,482     Owned        9,450
821 Ocean Trail, Corolla, NC              1993          14          565     Leased(5)       --
7028 Market Street, Wilmington, NC        1995         754        1,925     Owned        8,875
                                                   -------                            --------
                                                   $ 6,245                            $304,834
                                                   =======                            ========

______________
(1) Operations center for the Bank.  Net book value included in 201 Market Street.
(2) Building is owned, but land is leased.  Current lease terminates June 2000.
(3) Building is owned, but land is leased.  Current lease terminates December 31, 2004.
(4) Acquired through merger.
(5) Loan production office.  Month to month rental.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

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


                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

    (a)  Directors of the Registrant

    The information contained under the section captioned
"Proposal I -- Election of Directors" in the Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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


                        PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K
--------------------------------------------------------------

    (a)  Contents.  The following financial statements are
         --------
filed as part of this Annual Report on Form 10-K.

         (1)  Consolidated Financial Statements*

            1.  Report of Independent Accountants
            2. Consolidated Statements of Financial Condition as of December 31, 1999 and 1998
            3. Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997
            4. Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997
            5. Consolidated Statements of Cash Flows for the Year Ended December 31, 1999, 1998, and 1997
            6.  Notes to Consolidated Financial Statements

        ________
          * Incorporated by reference to the Annual Report, attached hereto as Exhibit 13.


         (2) Financial Statement Schedules (All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial
              Statements or related notes.)

    (b)  On October 21, 1999, the Company filed a Current
Report on Form 8-K announcing that it was commencing an open-market stock repurchase program.

    (c) The following exhibits are either filed as part of this report or are incorporated herein by reference:

     No.         Description                                Page
    ----         -----------                                ----

     3.1     Articles of Incorporation                       *

     3.2     Bylaws                                          *

     10.1    Cooperative Bank for Savings, Inc. 1990 Stock   *
             Option Plan

     10.2    Employment Agreement with Frederick Willetts,
             III                                             *

     10.3    Termination Agreements with Daniel W. Eller,    *
             Edward E. Maready, Eric R. Gray, Todd L.
             Sammons and O.C. Burrell, Jr.

     10.4    Amendments to Severance Agreements with         *
             Daniel W. Eller, Edward E. Maready,
             Eric R. Gray, and Todd L.Sammons

     10.5    Indemnity Agreement with Directors              *
             and Executive Officers

     10.6    Severance Agreement with O. C. Burrell          **

     11      Statement re: computation of per share
             earnings - Reference is made to the Company's
             Consolidated Statements of Operations
             attached hereto as Exhibit 13, which are incorporated herein by reference

     13      Annual Report to Stockholders for the
             year ended December 31, 1999

     21      Subsidiaries

     23      Consent of PricewaterhouseCoopers LLP

     27      Financial Data Schedule
________
*   Incorporated by reference to the Registrant's Registration
    Statement on Form S-4 (Reg. No. 33-79206).
** Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1997.

                      SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        Cooperative Bankshares, Inc.

Date:  March 16, 2000   By:/s/ Frederick Willetts, III
                           -------------------------------
                           Frederick Willetts, III
                           President and Chief Executive Officer
                           (Duly Authorized Representative)

    Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Frederick Willetts, III         Date:  March 16, 2000
    -------------------------------
    Frederick Willetts, III
    President, Chief Executive Officer
    and Director
    (Principal Executive Officer
    and Director)

By: /s/ Edward E. Maready               Date:  March 16, 2000
    -------------------------------
    Edward E. Maready
    Senior Vice President and Treasurer
    (Principal Financial and
    Accounting Officer)

By: /s/ James D. Hundley, M.D.          Date:  March 16, 2000
    -------------------------------
    James D. Hundley, M.D.
    (Director)

By: /s/ O. Richard Wright, Jr.          Date:  March 16, 2000
    -------------------------------
    O. Richard Wright, Jr.
    (Director)

By: /s/ Paul G. Burton                  Date:  March 16, 2000
    -------------------------------
    Paul G. Burton
    (Director)

By: /s/ H. Thompson King, III           Date:  March 16, 2000
    -------------------------------
    H. Thompson King, III
    (Director)

By: /s/ F. Peter Fensel, Jr.            Date:  March 16, 2000
    -------------------------------
    F. Peter Fensel, Jr.
    (Director)


By: /s/ R. Allen Rippy                  Date:  March 16, 2000
    -------------------------------
    R. Allen Rippy
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

 13 Annual Report to Stockholders for the year ended December 31, 1999

 21            Subsidiaries

 23            Consent of PricewaterhouseCoopers LLP

 27            Financial Data Schedule

___________
*  Incorporated by reference to the Registrant's Registration
   Statement on Form S-4 (Reg. No. 33-79206).
** Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1997.