Form 10-Q
period 2000-03-31
COOPERATIVE BANKSHARES INC
filed 2000-05-12
CIK 923529

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                -----------------------------------
                             FORM 10-Q


(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended     March 31, 2000
                                    --------------
                             OR

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


       Former name, former address and former fiscal year,
                if changed since last report.
---------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   [X]  Yes    [ ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
2,669,778 shares at May 10, 2000.
--------------------------------

                      TABLE OF CONTENTS

                                                           Page

Part I         Financial Information

      Item 1   Financial Statements (Unaudited)

               Consolidated Statements of Financial
               Condition, March 31, 2000 and December 31,
               1999                                         2

               Consolidated Statements of Operations, for
               the three months ended March 31, 2000
               and 1999                                     3

               Consolidated Statements of Cash Flows, for
               the three months ended March 31, 2000 and
               1999                                         4

               Notes to Consolidated Financial Statements   5

      Item 2   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                   6-12

Part II        Other Information                            13

Signatures                                                  14

Exhibit 11 --  Statement Regarding Computation of
               Earnings Per Share                           15

Exhibit 27 --  Financial Data Schedule                     16-17

PART 1 - FINANCIAL INFORMATION - ITEM 1 - FINANCIAL STATEMENTS
COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                MARCH 31,      December 31,
                                                                  2000            1998
                                                              ------------     ------------
ASSETS:
  Cash and cash equivalents (including interest-bearing      $ 14,990,214      $ 15,592,010
    deposits: March 2000 - $11,478,760; December 1999 -
    $9,522,187)
  Securities:
   Available for sale                                          20,597,191        20,671,572
   Held to maturity (estimated market value:
      March 2000 - $17,018,755; December 1999 -
      $17,114,381)                                              18,022,161       18,024,581
  Mortgage-backed and related securities available for sale              -        6,564,413
  Other investments                                              3,755,300        3,755,300
  Loans receivable, net                                        343,221,884      334,743,526
  Other real estate owned                                          126,343          244,626
  Accrued interest receivable                                    2,694,781        2,471,459
  Premises and equipment, net                                    6,126,621        6,244,551
  Prepaid expenses and other assets                                930,751        1,833,807
                                                              ------------     ------------
       Total assets                                           $410,465,246     $410,145,845
                                                              ============     ============
LIABILITIES:
  Deposits                                                    $316,411,852     $304,834,455
  Borrowed funds                                                63,104,565       75,105,567
  Escrow deposits                                                  663,813          349,450
  Accrued interest payable on deposits                              85,272           50,945
  Deferred income taxes, net                                       (99,182)         154,798
  Accrued expenses and other liabilities                           880,636          307,330
                                                              ------------     ------------
       Total liabilities                                       381,046,956      380,802,545
                                                              ------------     ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value, 3,000,000 shares authorized,
    none issued and outstanding                                          -                -
  Common stock, $1 par value, 7,000,000 shares authorized,
   2,709,078 and 2,687,919 shares issued and outstanding         2,709,078        2,687,919
  Additional paid-in capital                                     2,237,797        2,531,998
  Accumulated other comprehensive income                          (246,476)        (320,488)
  Retained earnings                                             24,717,891       24,443,871
                                                              ------------     ------------
       Total stockholders' equity                               29,418,290       29,343,300
                                                              ------------     ------------
       Total liabilities and stockholders' equity             $410,465,246     $410,145,845
                                                              ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                       2000        1999
                                                     --------    --------
INTEREST INCOME:
  Loans receivable                                   $6,839,786   $6,332,009
  Mortgage-backed and related securities                 61,804      156,075
  Securities                                            757,854      593,113
                                                     ----------   ----------
     Total interest income                            7,659,444    7,081,197
                                                     ----------   ----------
INTEREST EXPENSE:
  Deposits                                            3,349,323    3,248,177
  Borrowed funds                                      1,118,530      882,989
                                                     ----------   ----------
     Total interest expense                           4,467,853    4,131,166
                                                     ----------   ----------
NET INTEREST INCOME:                                  3,191,591    2,950,031
  Provision for loan losses                             700,000       75,000
                                                     ----------   ----------
     Net interest income after provision for
       loan losses                                    2,491,591    2,875,031
                                                     ----------   ----------
NONINTEREST INCOME:
  Net gains on sale of loans                                  -      123,110
  Service charges on deposit accounts                   172,241      153,834
  Loan fees and service charges                          82,276       72,174
  Investment fees                                        25,994       11,481
  Other service charges and fees                         16,390       10,061
  Net losses on sale of investments                    (287,282)           -
  Real estate owned expenses and losses                 (33,962)     (43,027)
  Gain on sale of branch                                582,583            -
  Other income, net                                         688        1,135
                                                     ----------   ----------
     Total noninterest income                           558,928      328,768
                                                     ----------   ----------
NONINTEREST EXPENSE:
  Compensation and fringe benefits                    1,528,985    1,111,349
  Occupancy and equipment                               521,700      459,744
  FDIC premium                                           16,135       45,442
  Advertising                                           102,704      101,234
  Other expense                                         452,433      467,527
                                                     ----------   ----------
     Total noninterest expense                        2,621,957    2,185,296
                                                     ----------   ----------
Income before income taxes                              428,562    1,018,503
Income tax expense                                      154,542      377,552
                                                     ----------   ----------
NET INCOME                                           $  274,020   $  640,951
                                                     ==========   ==========
NET INCOME PER SHARE:
  Basic                                              $     0.10   $     0.22
                                                     ==========   ==========
  Diluted                                            $     0.10   $     0.20
                                                     ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                             2000             1999
                                                        ------------     ------------
OPERATING ACTIVITIES:
  Net income                                             $    274,020    $    640,951
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Net accretion, amortization, and depreciation           167,652         137,959
      Net (gain) loss on sale of loans and mortgage-
        backed and related securities                         287,282        (123,110)
      Benefit for deferred income taxes                      (301,299)        (95,027)
      (Gain) Loss on sale of premises and equipment               (50)           (300)
      Loss on sales of foreclosed real estate                  32,248          37,945
      Gain on sale of branch office                          (582,583)              -
      Provision for loan losses                               700,000          75,000
      Changes in assets and liabilities:
        Accrued interest receivable                          (228,052)       (157,117)
        Prepaid expenses and other assets                     903,056        (132,801)
        Accrued interest payable on deposits                   52,877          35,738
        Accrued expenses and other liabilities                573,306         452,349
                                                         ------------    ------------
          Net cash provided by operating activities         1,878,457         871,587
                                                         ------------    ------------
INVESTING ACTIVITIES:
  Proceeds from sales of mortgage backed securities
    available for sale                                      6,277,957               -
  Proceeds from principal repayments of mortgage-backed
    and related securities available for sale                 189,762         621,721
  Proceeds from sales of loans                                      -      19,484,691
  Loan originations, net of principal repayments          (10,632,442)    (15,849,128)
  Proceeds from disposals of foreclosed real estate           217,510          61,270
  Purchases of premises and equipment                         (99,529)       (162,904)
  Proceeds from sale of premises and equipment                     50             300
  Net cash paid related to sale of branch office           (5,156,761)              -
  Net purchases of other investments                                -        (177,500)
                                                         ------------    ------------
          Net cash used in investing activities            (9,203,453)      3,978,450
                                                         ------------    ------------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                      18,676,136      (2,670,183)
  Proceeds from FHLB advances                              15,000,000      10,000,000
  Principal payments on FHLB advances                     (27,001,002)    (13,000,948)
  Proceeds from issuance of common stock                      107,641          48,981
  Repurchase of common stock                                 (380,683)     (2,107,282)
  Net change in escrow deposits                               321,108         161,778
                                                         ------------    ------------
          Net cash provided by (used in)
            financing activities                            6,723,200      (7,567,654)
                                                         ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (601,796)     (2,717,617)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                      15,592,010       8,856,389
                                                         ------------    ------------
  END OF PERIOD                                          $ 14,990,214    $  6,138,772
                                                         ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Accounting Policies:  The significant accounting policies
     -------------------
followed by Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included.
The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 1999. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                        2000        1999
                                                     ----------  --------
Net income                                           $  274,020  $640,951
Other comprehensive income, net of tax:
  Realized losses on available for sale
    securities                                          287,282         -
  Unrealized loss on available for sale
    securities                                         (165,950)  (79,163)

  Income tax (expense) benefit                          (47,320)   30,874
                                                     ----------  --------
Other comprehensive income                               74,012   (48,289)
                                                     ----------  --------
Comprehensive income                                 $  348,032  $592,662
                                                     ==========  ========

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

5.  Statement of Financial Accounting Standards No. 137:  In
    ---------------------------------------------------
June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 as an amendment of FASB Statement No. 133. SFAS 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as issued, is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 with earlier applications encouraged. SFAS No. 137 amended SFAS No. 133 by delaying the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The FASB continues to encourage early application of SFAS No. 133.

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

     The Company conducts its operations through its main office in Wilmington, North Carolina and 15 offices throughout eastern North Carolina. The Company considers its primary market for savings and lending activities to be the communities of eastern North Carolina extending from the Virginia to the South Carolina borders.

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

     Cooperative Bank's lending activities have concentrated on the origination of conventional mortgage loans for the purpose of constructing, financing or refinancing residential properties. As of March 31, 2000, $290.7 million, or 84.7%, of the Bank's loan portfolio consisted of loans secured by residential properties. To a lesser extent, the Bank originates nonresidential real estate loans, home equity line of credit loans, secured and unsecured consumer and business loans. While continuing to place primary emphasis on residential mortgage loans, the Bank is taking a more aggressive position in pursuing business lending, and nonresidential real estate lending involving loans secured by small commercial properties with balances generally ranging from $100,000 to $3,000,000. The Bank's primary emphasis is to originate adjustable rate loans with the fixed rate loan as an option. As of March 31, 2000, adjustable rate loans totaled 64.5%, and fixed rate loans totaled 35.5% of the Bank's total loan portfolio.

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

Gap is considered negative when the amount of interest rate sensitive liabilities exceed the amount of interest rate sensitive assets. At March 31, 2000, Cooperative had a one-year negative gap position of 5.5%. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, a large part of the Company's adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings, and money market deposit accounts.
Experience has shown that the Company sees relatively modest repricing of these transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

LIQUIDITY
     The Company's goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses, and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, deposits, income from operations and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta in an amount of up to 25% of the Bank's total assets. At March 31, 2000 the bank has used 15.4% of this available credit. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition.

     At March 31, 2000, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately, $56.4 million which represents 14.8% of deposits and borrowed funds as compared to $63.7 million or 16.8% of deposits and borrowed funds at December 31, 1999. The decrease in liquid assets was primarily due to the sale of mortgage-backed securities guaranteed by Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA").

     The Company's investment in U. S. Government agency bonds includes $5 million in Federal Home Loan Banks' Dual Indexed Consolidated Bonds maturing August 4, 2003. These bonds had an 8% interest rate from August 4, 1993, through August 3, 1995, at which time the rate was adjusted to 3.485% based on an indexing formula. Subsequent interest rates will also be based on an indexing formula and will adjust annually on February 4 and August 4. The indexing formula states that the interest rate per annum will be equal to a rate determined by the 10-Year CMT less the 6 month LIBOR plus a margin of 2.9% for August 4, 1995, increasing 30 basis points annually to 5.0% for August 4, 2002. At March 31, 2000, the rate was 4.46%.

     The Company's primary uses of liquidity are to fund loans and to make investments. At March 31, 2000, outstanding off-balance sheet commitments to extend credit totaled $19.6 million, and the undisbursed portion of construction loans was $28.7 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL
     Stockholders' equity at March 31, 2000, was $29.4 million, up 0.26% from $29.3 million at December 31, 1999. Stockholders' equity at March 31, 2000 and December 31, 1999, includes unrealized losses of $246 and $320 thousand, respectively, net of tax, on securities available for sale marked to estimated fair market value.

     Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At March 31, 2000 the Bank's ratio of Tier I capital was 7.2%. The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of allowance for loan losses. At March 31, 2000, the Bank had a ratio of qualifying total capital to risk-weighted assets of 11.6%.

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

     On October 22, 1999 the Company's Board of Directors approved a Stock Repurchase Program. The Stock Repurchase Program authorized the Company to repurchase up to 138,000 shares, or approximately 5% of the outstanding shares of common stock at the time of approval. During the quarter ended March 31, 2000, the Company purchased 37,085 shares at an average cost of $10.27 per share. The first purchase was made February 5, 1999. After the most recent purchase on March 28, 2000, there remains approved for repurchase 21,126 common shares.

     On January 27, 2000, the Company's Board of Directors approved its first quarterly cash dividend of $.05 per share. The first dividend was paid on April 15, 2000 to stockholders of record as of April 1, 2000. Any future payment of dividends is dependent on the financial condition, and capital needs of the company, requirements of regulatory agencies, and economic conditions in the marketplace.

     On February 18, 2000, Cooperative Bank completed the sale of its $7.1 million deposit branch in Robersonville, North Carolina to Southern Bank and Trust Company of Mount Olive, North Carolina. Due to deteriorating economic conditions in Robersonville, the Bank's management determined it was no longer feasible to continue in this market area in competition with two other banks. This transaction resulted in a gain of $582 thousand.

FINANCIAL CONDITION AT MARCH 31, 2000 COMPARED TO DECEMBER 31,
1999
     The Company's total assets increased 0.1% to $410.5 million at March 31, 2000, as compared to $410.1 million at December 31, 1999. The major changes in the assets are as follows: a decrease of $6.6 million (100.0%) in mortgage backed and related securities available for sale, an increase of $8.5 million (2.5%) in loans receivable, a decrease in foreclosed real estate to $126 thousand from $245 thousand at December 31, 1999 and a decrease of $903 thousand (49.2%) in prepaid expenses and other assets. Retail deposits, available liquid assets, and the sale of $6.3 million in mortgage-backed securities were used in part to fund the increase in loans receivable. Although the Company has concentrated its lending activities on the origination of conventional mortgage loans for the purpose of the construction, financing or refinancing of residential properties, it is becoming more active in the origination of small loans secured by commercial properties. At March 31, 2000, approximately 15.3% of the Company's loan portfolio were loans other than residential properties.

     With a $11.6 million (3.8%) increase in retail deposits, and other available liquid assets, the Bank repaid $12.0 million in borrowed funds. Borrowed funds, collateralized through an agreement with the FHLB for advances, are secured by the Bank's investment in FHLB stock and qualifying first mortgage loans.
At March 31, 2000, $28.0 million in borrowed funds mature in 1 year and the remaining amount of funds mature in 2 to 5 years.

     The Company's non-performing assets (loans 90 days or more delinquent and foreclosed real estate) were $771 thousand, or
 .0.19% of assets, at March 31, 2000, compared to $1.4 million, or 0.35% of assets, at December 31, 1999. The Company assumes an aggressive position in collecting delinquent loans and disposing of foreclosed assets to minimize balances of non-performing assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. Following a detailed review of the Bank's loan portfolio during the quarter ended March 31, 2000, management authorized an increase of approximately $625 thousand in the loan loss reserve. The decision to increase the loan loss reserve was considered appropriate in light of the successful expansion in the commercial loan portfolio in recent months and was not in response to any significant increase in non-performing assets. These loans do, however, pose risks that are not characteristic of loans secured by single family residences. While there can be no guarantee, in the opinion of management, the loan loss reserve of $1.9 million at March 31, 2000 is adequate to cover probable losses.

COMPARISON OF OPERATION RESULTS

OVERVIEW
     The net income of the Company depends primarily upon net interest income. Net interest income is the difference between the interest earned on loans and securities portfolios and interest earning deposits and the cost of funds, consisting principally of the interest paid on deposits and borrowings. The Company's operations are materially affected by general economic conditions, the monetary and fiscal policies of the Federal government, and the policies of regulatory authorities.

NET INCOME
     Net income for the three-month period ended March 31, 2000, decreased 57.2% to $274,020 as compared to $640,951 for the same period last year. The major decreases in net income can be attributed to a $625 thousand increase in provision for loan losses, a $287 thousand loss on sales of mortgage-backed securities, offset , in part, by a $582 thousand gain on the sale of a branch office.

INTEREST INCOME
     For the three-month period ended March 31, 2000, interest income increased 8.2% as compared to the same period a year ago. The average balance of interest-earning assets increased 5.7% and average yield increased 18 basis points as compared to the same period a year ago. The yield on average interest-earning assets increased to 7.76% as compared to 7.58% for the same period a year ago. The increase in the average balance of interest-earning assets and yield had a positive effect on interest income.

INTEREST EXPENSE
     Interest expense increased 8.1% for the three-month period ended March 31, 2000, as compared to the same period a year ago. The increase in interest expense can be attributed to a 5.5% increase in average interest-bearing liabilities and an increase in the cost of these liabilities. The cost of interest-bearing liabilities increased 12 basis points to 4.87% as compared to 4.75% for the same period last year.

NET INTEREST INCOME
     Net interest income for the period ended March 31, 2000, as compared to the same period a year ago, increased 8.2%. During the three-month period, the yield on average interest-earning assets increased 18 basis points, and the cost of average interest-bearing liabilities increased 12 basis points as compared to the same period a year ago. The increase in net interest income is principally due to the higher volume of loans (the highest yielding asset) offset by an increase in the interest rate paid on deposits. Interest-earning assets increased 5.7% while interest-bearing liabilities increased 5.5%. The net interest margin increased to 3.23% for the three-month period ended March 31, 2000 as compared to 3.16% for the same period a year ago. The percentage of average interest-earning assets to average interest-bearing liabilities increased to 107.6% for the three-month period ended March 31, 2000, as compared to 107.4% for the same period in 1999.

                    AVERAGE YIELD/COST ANALYSIS
The following table contains information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

                                               For the quarter ended
                                    March 31, 200                 March 31, 1999
                               -----------------------------------------------------
(DOLLARS IN THOUSANDS)                            Average                    Average
                               Average            Yield/   Average            Yield/
                               Balance  Interest   Cost    Balance  Interest   Cost
                               -------  --------  ------   -------  --------  ------
Interest-earning assets:
  Securities and other
   interest-earning assets    $ 51,941   $  758    5.84%   $ 42,493  $  593   5.58%
Mortgage-backed and related
 securities                      3,992       62    6.21%     10,143     156   6.15%
Loan portfolio                 338,986    6,840    8.07%    321,080   6,332   7.89%
    Total interest-earning    --------   ------            --------  ------
     assets                    394,919   $7,660    7.76%    373,716  $7,081   7.58%
                                         ------                      ------
Non-interest earning assets     13,358                       15,323
                              --------                     --------
Total assets                  $408,277                     $389,039
                              ========                     ========

Interest-bearing liabilities:
  Deposits                     295,259    3,349    4.54%    291,076   3,248  4.46%
  Borrowed funds                71,918    1,119    6.22%     56,831     883  6.21%
    Total interest-bearing    --------   ------            --------  ------
     liabilities               367,177   $4,468    4.87%    347,907  $4,131  4.75%
                                         ------                      ------
Non-interest bearing
  liabilities                   11,185                        9,850
                              --------                     --------

    Total liabilities          378,362                      357,757
    Stockholders' equity        29,915                       31,282
Total liabilities and         --------                     --------
 stockholders' equity         $408,277                     $389,039
                              ========                     ========
Net interest income                      $3,192                      $2,950
                                         ======                      ======
Interest rate spread                               2.89%                      2.83%
                                                   ====                       ====
Net yield on interest-
 earning assets                                    3.23%                      3.16%

Percentage of average
 interest-earning assets to
 average interest-bearing
 liabilities                                      107.6%                     107.4%
                                                  =====                      =====

                          RATE/VOLUME ANALYSIS

The table below provides information regarding changes in interest income and interest expense for the period indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by old rate) and (ii) changes in rates (change in rate multiplied by old volume). The change attributable to changes in rate-volume has been allocated to the other categories based on absolute values.

                                          For the three months ended
                                      March 31, 1999 vs. March 31, 2000
                                             Increase (Decrease)
                                                    Due to
                                      ---------------------------------------
(DOLLARS IN THOUSANDS)                  Volume          Rate         Total
                                      ---------       ---------   -----------
Interest income:
   Securities and other
     interest-earning assets             $  137         $  28        $ 165
Mortgage-backed and related securities      (96)            2          (94)
Loan portfolio                              359           149          508
                                         ------         -----        -----
     Total interest-earning assets          400           179          579
                                         ------         -----        -----

Interest expense:
   Deposits                                  47            55          102
   Borrowed funds                           234             1          235
                                         ------         -----        -----
    Total interest-bearing liabilities      281            56          337
                                         ------         -----        -----
Net interest income                      $  119         $ 123        $ 242
                                         ======         =====        =====


RESERVE FOR LOAN LOSSES

     During the three-month period ended March 31, 2000 the Bank had net charge-offs against the loan loss reserve of $38 thousand. The Bank added $700 thousand to the loan loss reserve for the current period increasing the balance to $1.9 million at March 31, 2000. The $700 thousand provision in the three-month period ended March 31, 2000 includes an increase of approximately $625 thousand made in response to a detailed review of the Bank's loan portfolio. Management's decision to increase the loan loss reserve was considered appropriate in light of the successful expansion in the commercial loan portfolio in recent months and was not in response to any significant increase in non-performing assets. Management considers this level to be appropriate based on lending volume, the current level of delinquencies and other non-performing assets, overall economic conditions and other factors. Future increases to the allowance may be necessary, however, due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors.

NONINTEREST INCOME

     Noninterest income increased by 70.0% for the three-month period ended March 31, 2000, as compared to the same period last year. The change in noninterest income can be attributed to a $582 thousand gain on the sale of a branch office offset by a $287 loss on the sale of mortgage backed securities. During the three-month period ended March 31, 2000, the Bank recognized no gains or losses on the sales of loans as compared to the sale of $19.5 million at a gain of $123 thousand for the same period a year ago. The balance in real estate owned expense represents operating expense and further reduction of the carrying amount of foreclosed real estate owned. The Bank aggressively pursues disposal of the foreclosed real estate owned, thereby incurring various charges in the sales of these properties. Loan fees for the three-month period ended March 31, 2000 as compared to last year increased 14.0% due to an increase in the volume of loans serviced. For the same period, fee income from deposit operations increased 12.0% due to an increase in the volume of checking accounts.

NONINTEREST EXPENSES

     For the three-month period ended March 31, 2000, noninterest expense increased 20.0% as compared to the same period last year. Compensation and related costs increased 37.6% due to an additional $150 thousand in funding for the defined benefit plan, a $31 thousand payment to a director upon his retirement, increased staffing levels and normal increases in salaries and benefits. Occupancy and equipment expense increased by 13.5%. This increase can be attributed to additional maintenance necessary to keep the buildings and equipment in good repair, property tax increases, increases in the cost of data processing services and normal increases in utilities expenses.

INCOME TAXES

     The effective tax rates for the three-month period ended
March 31, 2000 and 1999 approximate the statutory rate after giving effect to nontaxable interest, other permanent tax differences, and adjustments to certain deferred tax liabilities.

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

ITEM 5.  OTHER INFORMATION

       None

Item 6.  Exhibits and Reports on Form 8-k

    (a)   Exhibits
          Exhibit 11.  Computation of Earnings Per Share
          Exhibit 27.  Financial Data Schedule

    (b)   Reports on Form 8-K.
          No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                       SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           COOPERATIVE BANKSHARES, INC.

Dated: May 10, 2000        /s/ Frederick Willetts, III
       ----------------    ------------------------------------
                           Frederick Willetts, III
                           President and Chief Executive Officer


Dated: May 10, 2000        /s/ Edward E. Maready
       ----------------    -------------------------------------
                           Edward E. Maready
                           Treasurer and Chief Financial Officer