Form 10-Q
period 2000-06-30
COOPERATIVE BANKSHARES INC
filed 2000-08-08
CIK 923529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                            -------------------------

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

                         Commission File Number: 0-24626
                                                 -------


                          COOPERATIVE BANKSHARES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

       North Carolina                                    56-1886527
---------------------------------                  -------------------
(State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                 Identification No.)

201 Market Street, Wilmington, North Carolina                    28401
---------------------------------------------                  ----------
  (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (910) 343-0181
                                                           --------------

             -----------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     X   Yes          No
                    ----          ----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,761,168 shares at July 31, 1999.
      ----------------------------------

                                TABLE OF CONTENTS






                                                                                                   Page
Part I            Financial Information

     Item 1       Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition, June 30, 1999
                  and December 31, 1998                                                              2

                  Consolidated Statements of Operations, for the three and six months ended
                  June 30, 1999 and 1998                                                             3

                  Consolidated Statements of Cash Flows, for the six months ended
                  June 30, 1999 and 1998                                                             4

                  Notes to Consolidated Financial Statements                                         5

     Item 2       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                              6-14

Part II           Other Information                                                                  15

Signatures                                                                                           16

Exhibit 11 - Statement Regarding Computation of Earnings Per Share                                   17

Exhibit 27 - Financial Data Schedule                                                                 18-19

COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                           JUNE 30, 1999   December 31, 1998
                                                                          ---------------  ----------------

ASSETS:
  Cash and cash equivalents (including interest-bearing deposits:         $  12,782,646    $   8,856,389
    June 1999 - $7,971,861; December 1998 - $7,904,166)
  Securities:
    Available for sale                                                       20,865,006       21,163,133
    Held to maturity (estimated market value:  June 1999 - $12,426,251;
     December 1998 - $12,779,690)                                            13,029,423       13,034,264
  Mortgage-backed and related securities available for sale                   9,325,947       10,550,692
  Other investments                                                           2,973,900        2,828,000
  Loans receivable, net                                                     315,152,110      321,324,146
  Other real estate owned                                                       140,664        2,439,158
  Accrued interest receivable                                                 2,305,256        2,286,657
  Premises and equipment, net                                                 6,357,443        6,372,456
  Prepaid expenses and other assets                                             910,490          918,311
                                                                          -------------    -------------
       Total assets                                                       $ 383,842,885    $ 389,773,206
                                                                          =============    =============

LIABILITIES:
  Deposits                                                                $ 303,248,120    $ 301,656,204
  Borrowed funds                                                             50,107,530       55,109,439
  Escrow deposits                                                               637,762          337,474
  Accrued interest payable on deposits                                           97,353           79,263
  Deferred income taxes, net                                                    402,220          738,623
  Accrued expenses and other liabilities                                        325,488          239,053
                                                                          -------------    -------------
       Total liabilities                                                    354,818,473      358,160,056
                                                                          -------------    -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value, 3,000,000 shares authorized,
    none issued and outstanding                                                      --               --
  Common stock, $1 par value, 7,000,000 shares authorized,
   2,759,344 and 3,046,284 shares issued and outstanding                      2,759,344        3,046,284
  Additional paid-in capital                                                  3,289,228        6,649,374
  Accumulated other comprehensive income                                       (101,948)         154,051
  Retained earnings                                                          23,077,788       21,763,441
                                                                          -------------    -------------
       Total stockholders' equity                                            29,024,412       31,613,150
                                                                          -------------    -------------
       Total liabilities and stockholders' equity                         $ 383,842,885    $ 389,773,206
                                                                          =============    =============

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS  OF OPERATIONS (UNAUDITED)

                                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                      JUNE 30,                            JUNE 30,
                                                                1999             1998            1999             1998
                                                             ------------    ------------    ------------    ------------
INTEREST INCOME:
  Loans receivable                                           $  6,199,357    $  6,088,450    $ 12,531,366    $ 11,869,080
  Mortgage-backed and related securities                          152,008         187,791         308,084         391,712
  Securities                                                      611,126         831,940       1,204,238       1,726,030
                                                             ------------    ------------    ------------    ------------
       Total interest income                                    6,962,491       7,108,181      14,043,688      13,986,822
                                                             ------------    ------------    ------------    ------------

INTEREST EXPENSE:
  Deposits                                                      3,175,875       3,485,744       6,424,052       6,871,617
  Borrowed funds                                                  808,213         809,477       1,691,202       1,610,185
                                                             ------------    ------------    ------------    ------------
       Total interest expense                                   3,984,088       4,295,221       8,115,254       8,481,802
                                                             ------------    ------------    ------------    ------------

NET INTEREST INCOME                                             2,978,403       2,812,960       5,928,434       5,505,020
Provision for  loan losses                                         45,000          60,000         120,000         190,000
                                                             ------------    ------------    ------------    ------------
       Net interest income after provision for loan losses      2,933,403       2,752,960       5,808,434       5,315,020
                                                             ------------    ------------    ------------    ------------

NONINTEREST INCOME:
   Net gains on sale of loans                                      21,808           1,790         144,918         261,964
   Net gains on sale of investments                                   937               0             937               0
   Service charges on deposit accounts                            161,774         123,263         315,609         238,563
   Loan fees and service charges                                   84,161          77,352         156,335         156,913
   Investment fees                                                 18,420          33,083          29,901          49,723
   Other service charges and fees                                  10,242          19,420          20,304          32,023
   Real estate owned expenses and losses                              551          (2,808)        (42,477)        (79,186)
   Other income, net                                                 (574)         (1,004)            560            (400)
                                                             ------------    ------------    ------------    ------------
       Total noninterest income                                   297,319         251,096         626,087         659,600
                                                             ------------    ------------    ------------    ------------

NONINTEREST EXPENSE:
   Compensation and fringe benefits                             1,157,457       1,090,705       2,268,806       2,153,223
   Occupancy and equipment                                        404,837         369,699         834,555         731,955
   FDIC premium                                                    43,772          44,416          89,213          89,388
   Advertising                                                    123,305          94,840         224,540         186,688
   Other expense                                                  446,727         340,613         944,280         790,903
                                                             ------------    ------------    ------------    ------------
     Total noninterest expenses                                 2,176,098       1,940,273       4,361,394       3,952,157
                                                             ------------    ------------    ------------    ------------
Income before income taxes                                      1,054,624       1,063,783       2,073,127       2,022,463
Income tax expense                                                381,228         394,983         758,780         738,482
                                                             ------------    ------------    ------------    ------------
NET INCOME                                                   $    673,396    $    668,800    $  1,314,347    $  1,283,981
                                                             ============    ============    ============    ============
NET INCOME PER SHARE:
   Basic                                                     $       0.24    $       0.22    $       0.45    $       0.43
                                                             ============    ============    ============    ============
   Diluted                                                   $       0.23    $       0.21    $       0.43    $       0.40
                                                             ============    ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                         1999            1998
                                                                    -------------   --------------
OPERATING ACTIVITIES:
  Net income                                                         $  1,314,347    $  1,283,981
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Net accretion, amortization, and depreciation                       392,652         298,723
      Net gain on sale of loans and securities                           (145,855)       (261,964)
      Benefit for deferred income taxes                                  (172,731)       (240,700)
      Release of ESOP shares                                                   --         120,642
      Loss on sale of premises and equipment                                  542           1,587
      Loss on sales of foreclosed real estate                              37,083           2,498
      Valuation losses on foreclosed real estate                               --          62,300
      Provision for loan losses                                           120,000         190,000
      Changes in assets and liabilities:
        Accrued interest receivable                                       (18,599)       (229,299)
        Prepaid expenses and other assets                                     243          12,055
        Accrued interest payable on deposits                               18,090         (13,782)
        Accrued expenses and other liabilities                             86,435          41,153
                                                                     ------------    ------------
          Net cash provided by operating activities
                                                                        1,632,207       1,267,194
                                                                     ------------    ------------

INVESTING ACTIVITIES:
  Purchase of securities available for sale                            (1,999,375)    (10,000,000)
  Proceeds from maturity of securities available for sale                      --      10,000,000
  Proceeds from sale of securities available for sale                   2,000,937              --
  Proceeds from principal repayments of mortgage-backed
    and related securities available for sale                           1,062,115       1,133,410
  Proceeds from sales of loans                                         29,501,515      13,941,895
  Loan originations, net of principal repayments                      (21,080,772)    (31,216,165)
  Proceeds from disposals of foreclosed real estate                        62,132         292,147
  Purchases of premises and equipment                                    (350,311)     (1,389,718)
  Proceeds from sale of premises and equipment                                500             710
  Net purchases of other investments                                     (145,900)       (208,556)
                                                                     ------------    ------------
          Net cash provided by (used in) investing activities           9,050,841     (17,446,277)
                                                                     ------------    ------------
FINANCING ACTIVITIES:
  Net increase in deposits                                              1,591,916      10,005,302
  Proceeds from FHLB advances                                          12,000,000              --
  Principal payments on FHLB advances                                 (17,001,909)         (1,128)
  Proceeds from issuance of common stock                                   90,960         219,407
  Repurchase of common stock                                           (3,738,046)             --
  Net change in escrow deposits                                           300,288         457,078
                                                                     ------------    ------------
          Net cash provided by (used in) financing activities          (6,756,791)     10,680,659
                                                                     ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        3,926,257      (5,498,424)
CASH AND CASH EQUIVALENTS:                                              3,926,257      (5,498,424)
  BEGINNING OF PERIOD                                                   8,856,389      17,207,777
                                                                     ------------    ------------
  END OF PERIOD                                                      $ 12,782,646    $ 11,709,353
                                                                     ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Accounting  Policies:   The  significant  accounting  policies  followed  by
    --------------------
Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 1998. The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2. Basis of Presentation: The accompanying unaudited consolidated financial
   ---------------------
statements include the accounts of Cooperative Bankshares, Inc., Cooperative Bank For Savings, Inc., SSB and its wholly owned subsidiary, CS&L Services, Inc. All significant intercompany items have been eliminated.

3. Earnings Per Share: Earnings per share are calculated by dividing net income
   ------------------
by both the weighted average number of common shares outstanding and the dilutive common equivalent shares outstanding. Common equivalent shares consist of stock options issued and outstanding. In determining the number of equivalent shares outstanding, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise.

4. Comprehensive Income: Comprehensive income includes net income and all other
    -------------------
changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities.

                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                JUNE 30,                     JUNE 30,
                                           1999          1998           1999           1998
                                       -----------    -----------    -----------    -----------
Unrealized gains/(losses) on
  available for sale securities        $ (333,631)    $    60,384    $  (409,044)   $    85,068
Income tax (expense)/benefit
  relating to unrealized gains on
  available for sale securities            130,116        (23,186)       159,527        (33,506)
                                       -----------    -----------    -----------    -----------
Other comprehensive income                (203,515)        37,198       (249,517)        51,562
Net Income                                 673,396        668,800      1,314,347      1,283,981
                                       -----------    -----------    -----------    -----------
Comprehensive income                   $   469,881    $   705,998    $ 1,064,830    $ 1,335,543
                                       ===========    ===========    ===========    ===========

5. Statement of Financial Accounting Standards No. 137: In June 1999, the
--------------------------------------------------------
Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 as amendment of FASB Statement No. 133. SFAS 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as issued, is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 with earlier applications encouraged. SFAS No. 137 amended SFAS No. 133 by delaying th effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The FASB continues to encourage early application of SFAS No. 133.

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

                                                                          For the quarter ended
                                                              June 30, 1999                       June 30, 1998
                                                -----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                       Average                                Average
                                                   Average                    Yield/      Average                   Yield/
                                                   Balance      Interest       Cost       Balance       Interest     Cost
                                                ---------     ----------    ---------     ---------    ---------  -----------
Interest-earning assets:
   Securities and other
     interest-earning assets                      $  44,654   $     611        5.47%     $  60,602    $     832      5.49%
Mortgage-backed and related securities                9,587         152        6.34%        12,106          188      6.21%
Loan portfolio                                      313,779       6,199        7.90%       295,833        6,088      8.23%
                                                  ---------   ---------                  ---------    ---------
    Total interest-earning assets                   368,020   $   6,962        7.57%       368,541    $   7,108      7.71%
                                                              ---------                               ---------

Non-interest earning assets                          14,116                                 12,300
                                                  ---------                              ---------
Total assets                                      $ 382,136                              $ 380,841
                                                  =========                              =========

Interest-bearing liabilities:
   Deposits                                         291,847       3,176        4.35%       288,981        3,486      4.83%
   Borrowed funds                                    50,591         808        6.39%        50,137          809      6.45%
                                                  ---------   ---------                  ---------    ---------
    Total interest-bearing liabilities              342,438   $   3,984        4.65%       339,118    $   4,295      5.07%
                                                              ---------                               ---------

Non-interest bearing liabilities                     10,014                                 11,836
                                                  ---------                              ---------

    Total liabilities                               352,452                                350,954
    Stockholders' equity                             29,684                                 29,887
                                                  ---------                              ---------
Total liabilities and stockholders' equity        $ 382,136                              $ 380,841
                                                  =========                              =========

Net interest income                                           $   2,978                               $   2,813
                                                              =========                               =========

Interest rate spread                                                           2.92%                                 2.64%
                                                                          =========                              ========

Net yield on interest-earning assets                                           3.24%                                 3.05%

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                                107.5%                                108.7%
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

                                                                        For the six months ended
                                                          June 30, 1999                          June 30, 1998
                                              -----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                     Average                                Average
                                                 Average                    Yield/      Average                   Yield/
                                                 Balance      Interest       Cost       Balance       Interest     Cost
                                              -------------- -----------  ----------- -------------  ----------- ----------
Interest-earning assets:
   Securities and other
     interest-earning assets                      $  43,574   $   1,204        5.53%     $  61,862    $   1,726      5.58%
Mortgage-backed and related securities                9,865         308        6.24%        12,400          392      6.32%
Loan portfolio                                      317,429      12,531        7.90%       289,932       11,869      8.19%
                                                  ---------   ---------                  ---------    ---------
    Total interest-earning assets                   370,868   $  14,043        7.57%       364,194    $  13,987      7.68%
                                                              ---------                               ---------

Non-interest earning assets                          14,720                                 12,884
                                                  ---------                              ---------
Total assets                                      $ 385,588                              $ 377,078
                                                  =========                              =========


Interest-bearing liabilities:
   Deposits                                         291,462       6,424        4.41%       288,037        6,872      4.77%
   Borrowed funds                                    53,711       1,691        6.30%        50,139        1,610      6.42%
                                                  ---------   ---------                  ---------    ---------
    Total interest-bearing liabilities              345,173   $   8,115        4.70%       338,176    $   8,482      5.02%
                                                              ---------                               ---------

Non-interest bearing liabilities                      9,932                                  9,484
                                                  ---------                              ---------

    Total liabilities                               355,105                                347,660
    Stockholders' equity                             30,483                                 29,418
                                                  ---------                              ---------
Total liabilities and stockholders' equity        $ 385,588                              $ 377,078
                                                  =========                              =========

Net interest income                                           $   5,928                               $   5,505
                                                              =========                               =========

Interest rate spread                                                           2.87%                                 2.66%
                                                                          =========                             =========

Net yield on interest-earning assets                                           3.20%                                 3.02%

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                                107.4%                                107.7%
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

                                                             For the six
                                                             month ended
                                                 June 30, 1998 vs. June 30, 1999
                                                      Increase (Decrease)
                                                             Due to
                                                   -----------------------------
(DOLLARS IN THOUSANDS)
                                                   Volume     Rate        Total
                                                   ------     ------     ------
Interest income:
   Securities and other
     interest-earning assets                       $ (505)    $  (17)    $ (522)
Mortgage-backed and related securities                (79)        (5)       (84)
Loan portfolio                                      1,097       (434)       663
                                                   ------     ------     ------
    Total interest-earning assets                     513       (456)        57
                                                   ------     ------     ------

Interest expense:
   Deposits                                            81       (528)      (447)
   Borrowed funds                                     113        (31)        82
                                                   ------     ------     ------
    Total interest-bearing liabilities                194       (559)      (365)
                                                   ------     ------     ------

Net interest income                                $  319     $  103     $  422
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




                                     COOPERATIVE BANKSHARES, INC.

Dated: August 3, 2000                /s/ Frederick Willetts, III
                                     -------------------------------------
                                     Frederick Willetts, III
                                     President and Chief Executive Officer



Dated: August 3, 2000                /s/ Edward E. Maready
                                     -------------------------------------
                                     Edward E. Maready
                                     Treasurer and Chief Financial Officer