Form 10-Q/A
period 2000-06-30
COOPERATIVE BANKSHARES INC
filed 2000-08-09
CIK 923529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                            -------------------------

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

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

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,714,610 shares at August 3, 2000.
                   -----------------------------------

                                TABLE OF CONTENTS







                                                                            Page

Part I            Financial Information

     Item 1       Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition,
                  June 30, 2000 and December 31, 1999                         2

                  Consolidated Statements of Operations, for the three
                  and six months ended June 30, 2000 and 1999                 3

                  Consolidated Statements of Cash Flows, for the six
                  months ended June 30, 2000 and 1999                         4

                  Notes to Consolidated Financial Statements                  5

     Item 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      6-13

Part II           Other Information                                          14

Signatures                                                                   15

Exhibit 11 - Statement Regarding Computation of Earnings Per Share           16

Exhibit 27 - Financial Data Schedule                                      17-18

PART 1-FINANCIAL INFORMATION-ITEM 1-FINANCIAL STATEMENTS
COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                                        JUNE 30, 2000         December 31, 1999
                                                                                       ----------------       -----------------
ASSETS:
  Cash and cash equivalents (including interest-bearing deposits:                       $ 16,284,393            $ 15,592,010
    June 2000 - $12,981,534; December 1999 - $9,522,187)
  Securities:
    Available for sale                                                                    20,663,758              20,671,572
    Held to maturity (estimated market value:  June 2000 - $16,970,945;
     December 1999 - $17,114,381)                                                         18,019,741              18,024,581
  Mortgage-backed and related securities available for sale                                       --               6,564,413
  Other investments                                                                        3,755,300               3,755,300
  Loans receivable, net                                                                  351,677,788             334,743,526
  Other real estate owned                                                                    283,049                 244,626
  Accrued interest receivable                                                              2,684,280               2,471,459
  Deferred tax asset                                                                         159,336                      --
  Premises and equipment, net                                                              6,335,911               6,244,551
  Prepaid expenses and other assets                                                          871,588               1,833,807
                                                                                       -------------           -------------
       Total assets                                                                    $ 420,735,144           $ 410,145,845
                                                                                       =============           =============

LIABILITIES:
  Deposits                                                                             $ 321,166,766           $ 304,834,455
  Borrowed funds                                                                          68,103,550              75,105,567
  Escrow deposits                                                                          1,007,985                 349,450
  Accrued interest payable on deposits                                                        74,514                  50,945
  Deferred tax liability                                                                          --                 154,798
  Accrued expenses and other liabilities                                                     361,693                 307,330
                                                                                       -------------           -------------
       Total liabilities                                                                 390,714,508             380,802,545
                                                                                       -------------           -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value, 3,000,000 shares authorized,
    none issued and outstanding                                                                   --                      --
  Common stock, $1 par value, 7,000,000 shares authorized,
   2,714,110 and 2,687,919 shares issued and outstanding                                   2,714,110               2,687,919
  Additional paid-in capital                                                               2,234,556               2,531,998
  Accumulated other comprehensive income (loss)                                             (205,753)               (320,488)
  Retained earnings                                                                       25,277,723              24,443,871
                                                                                       -------------           -------------

       Total stockholders' equity                                                         30,020,636              29,343,300
                                                                                       -------------           -------------
       Total liabilities and stockholders' equity                                      $ 420,735,144           $ 410,145,845
                                                                                       =============           =============

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS  OF OPERATIONS (UNAUDITED)

                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                       JUNE 30,                        JUNE 30,
                                                                 2000           1999             2000            1999
                                                             ------------   -------------    ------------    ------------
INTEREST INCOME:
  Loans receivable                                           $  7,199,594    $  6,199,357    $ 14,039,381    $ 12,531,366
  Mortgage-backed and related securities                               --         152,008          61,804         308,084
  Securities                                                      725,169         611,126       1,483,022       1,204,238
                                                             ------------    ------------    ------------    ------------
       Total interest income                                    7,924,763       6,962,491      15,584,207      14,043,688
                                                             ------------    ------------    ------------    ------------

INTEREST EXPENSE:
  Deposits                                                      3,674,005       3,175,875       7,023,327       6,424,052
  Borrowed funds                                                1,070,179         808,213       2,188,710       1,691,202
                                                             ------------    ------------    ------------    ------------
       Total interest expense                                   4,744,184       3,984,088       9,212,037       8,115,254
                                                             ------------    ------------    ------------    ------------

NET INTEREST INCOME                                             3,180,579       2,978,403       6,372,170       5,928,434
Provision for  loan losses                                         90,000          45,000         790,000         120,000
                                                             ------------    ------------    ------------    ------------
       Net interest income after provision for loan losses      3,090,579       2,933,403       5,582,170       5,808,434
                                                             ------------    ------------    ------------    ------------

NONINTEREST INCOME:
   Net Gains on sale of loans                                          --          21,808              --         144,918
   Net Gains (losses) on sale of investments                           --             937        (287,282)            937
   Service charges on deposit accounts                            180,881         161,774         353,121         315,609
   Loan fees and service charges                                  114,237          84,161         196,513         156,335
   Investment fees                                                 21,582          18,420          47,577          29,901
   Other service charges and fees                                  15,275          10,242          31,664          20,304
   Real estate owned expenses and losses                           (5,601)            551         (39,564)        (42,477)
   Other income, net                                                  124            (574)        583,396             560
                                                             ------------    ------------    ------------    ------------
       Total noninterest income                                   326,498         297,319         885,425         626,087
                                                             ------------    ------------    ------------    ------------

NONINTEREST EXPENSE:
   Compensation and fringe benefits                             1,333,059       1,157,457       2,862,044       2,268,806
   Occupancy and equipment                                        460,224         404,837         981,924         834,555
   FDIC premium                                                    15,632          43,772          31,767          89,213
   Advertising                                                    111,358         123,305         214,061         224,540
   Other expense                                                  432,807         446,727         885,240         944,280
                                                             ------------    ------------    ------------    ------------
     Total noninterest expenses                                 2,353,080       2,176,098       4,975,036       4,361,394
                                                             ------------    ------------    ------------    ------------

Income before income taxes                                      1,063,997       1,054,624       1,492,559       2,073,127
Income tax expense                                                368,711         381,228         523,253         758,780
                                                             ------------    ------------    ------------    ------------

NET INCOME                                                   $    695,286    $    673,396    $    969,306    $  1,314,347
                                                             ============    ============    ============    ============

NET INCOME PER SHARE:
   Basic                                                     $       0.26    $       0.24    $       0.36    $       0.45
                                                             ============    ============    ============    ============
   Diluted                                                   $       0.25    $       0.23    $       0.34    $       0.43
                                                             ============    ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                              2000           1999
                                                                         -------------   ------------
OPERATING ACTIVITIES:
  Net income                                                             $    969,306    $  1,314,347
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Net accretion, amortization, and depreciation                           331,974         392,652
      Net (gain)/loss on sale of loans and securities                         287,282        (145,855)
      Benefit for deferred income taxes                                      (387,489)       (172,731)
      Loss on sale of premises and equipment                                    2,634             542
      Loss on sales of foreclosed real estate                                  30,542          37,083
      Gain on sale of branch office                                          (582,583)             --
      Provision for loan losses                                               790,000         120,000
      Changes in assets and liabilities:
        Accrued interest receivable                                          (217,551)        (18,599)
        Prepaid expenses and other assets                                     962,219             243
        Accrued interest payable on deposits                                   42,119          18,090
        Accrued expenses and other liabilities                                 54,363          86,435
                                                                         ------------    ------------
          Net cash provided by operating activities                         2,282,816       1,632,207
                                                                         ------------    ------------

INVESTING ACTIVITIES:
  Proceeds from sales of mortgage backed securities available for sale      6,277,957              --
  Purchase of securities available for sale                                        --      (1,999,375)
  Proceeds from sale of securities available for sale                              --       2,000,937
  Proceeds from principal repayments of mortgage-backed
    and related securities available for sale                                 189,762       1,062,115
  Proceeds from sales of loans                                                 34,685      29,501,515
  Loan originations, net of principal repayments                          (19,368,031)    (21,080,772)
  Proceeds from disposals of foreclosed real estate                           217,510          62,132
  Purchases of premises and equipment                                        (476,613)       (350,311)
  Proceeds from sale of premises and equipment                                  3,450             500
  Net cash paid related to sale of branch office                           (5,156,761)             --
  Net purchases of other investments                                               --        (145,900)
                                                                         ------------    ------------
          Net cash provided by (used in) investing activities             (18,278,041)      9,050,841
                                                                         ------------    ------------

FINANCING ACTIVITIES:
  Net increase in deposits                                                 23,431,050       1,591,916
  Proceeds from FHLB advances                                              28,000,000      12,000,000
  Principal payments on FHLB advances                                     (35,002,017)    (17,001,909)
  Proceeds from issuance of common stock                                      209,406          90,960
  Repurchase of common stock                                                 (480,657)     (3,738,046)
  Dividends paid                                                             (135,454)             --
  Net change in escrow deposits                                               665,280         300,288
                                                                         ------------    ------------
          Net cash provided by (used in) financing activities              16,687,608      (6,756,791)
                                                                         ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              692,383       3,926,257

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                                      15,592,010       8,856,389
                                                                         ------------    ------------

  END OF PERIOD                                                          $ 16,284,393    $ 12,782,646
                                                                         ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.   Accounting  Policies:  The  significant  accounting  policies  followed  by
     --------------------
     Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 1999. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   Basis of Presentation:  The accompanying  unaudited  consolidated financial
     ---------------------
     statements include the accounts of Cooperative Bankshares, Inc., Cooperative Bank For Savings, Inc., SSB and its wholly owned subsidiary, CS&L Services, Inc. All significant intercompany items have been eliminated.

3.   Earnings  Per Share:  Earnings  per share are  calculated  by dividing  net
     -------------------
     income by both the weighted average number of common shares outstanding and the dilutive common equivalent shares outstanding. Common equivalent shares consist of stock options issued and outstanding. In determining the number of equivalent shares outstanding, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise.

4.   Comprehensive  Income:  Comprehensive  income  includes  net income and all
     ---------------------
     other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities.

                                                                          Three Months Ended          Six Months Ended
                                                                               June 30,                  June 30,
                                                                       2000         1999           2000            1999
                                                                  ------------   -----------    -----------    -----------
Net Income                                                        $   695,286    $   673,396    $   969,306    $ 1,314,347
                                                                  -----------    -----------    -----------    -----------
Other comprehensive income, net of tax:
     Realized losses on available for sale securities                      --            937        287,282            937
     Unrealized gains/(losses) on available for sale securities        66,759       (341,444)       (99,192)      (420,607)

Income tax (expense)/benefit                                          (26,036)       132,798        (73,355)       163,671
                                                                  -----------    -----------    -----------    -----------
Other comprehensive income                                             40,723       (207,709)       114,735       (255,999)
Comprehensive income                                              $   736,009    $   465,687    $ 1,084,041    $ 1,058,348
                                                                  ===========    ===========    ===========    ===========


5.   Statement  of Financial  Accounting  Standards  No. 137: In June 1999,  the
     -------------------------------------------------------
     Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 as an amendment of FASB Statement No. 133. SFAS 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as issued, is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 with earlier applications encouraged. SFAS No. 137 amended SFAS No. 133 by delaying the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000.
         SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to the fact that it does not use derivative instruments, the adoption of SFAS No. 133 will not have a material effect on the Company's results of operations or its financial position.

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

Cooperative Bank's lending activities have concentrated on the origination of conventional mortgage loans for the purpose of constructing, financing or refinancing residential properties. As of June 30, 2000, $297.5 million, or 84.6%, of the Bank's loan portfolio consisted of loans secured by residential properties. To a lesser extent, the Bank originates nonresidential real estate loans, home equity line of credit loans, secured and unsecured consumer and business loans. While continuing to place primary emphasis on residential mortgage loans, the Bank is taking a more aggressive position in pursuing business lending, and nonresidential real estate lending involving loans secured by small commercial properties with balances generally ranging from $100,000 to $3,000,000. The Bank's primary emphasis is to originate adjustable rate loans with the fixed rate loan as an option. As of June 30, 2000, adjustable rate loans totaled 63.1%, and fixed rate loans totaled 36.9% of the Bank's total loan portfolio.

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

Gap is considered negative when the amount of interest rate sensitive liabilities exceed the amount of interest rate sensitive assets. At June 30, 2000, Cooperative had a one-year negative gap position of 2.6%. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, a large part of the Company's adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings, and money market deposit accounts. Experience has shown that the Company sees relatively modest repricing of these transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

LIQUIDITY

The Company's goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses, and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, deposits, income from operations and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta in an amount of up to 25% of the Bank's total assets. At June 30, 2000 the Bank's borrowed funds equal 16.2% of its total assets. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition.

At June 30, 2000, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately, $57.7 million which represents 14.8% of deposits and borrowed funds as compared to $63.7 million or 16.8% of deposits and borrowed funds at December 31, 1999. The decrease in liquid assets was primarily due to the sale of mortgage-backed securities guaranteed by Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA").

The Company's investment in U. S. Government agency bonds includes $5 million in Federal Home Loan Banks' Dual Indexed Consolidated Bonds maturing August 4, 2003. These bonds had an 8% interest rate from August 4, 1993, through August 3, 1995, at which time the rate was adjusted to 3.485% based on an indexing formula. Subsequent interest rates will also be based on an indexing formula and will adjust annually on February 4 and August 4. The indexing formula states that the interest rate per annum will be equal to a rate determined by the 10-Year CMT less the 6 month LIBOR plus a margin of 2.9% for August 4, 1995, increasing 30 basis points annually to 5.0% for August 4, 2002. At June 30, 2000, the rate was 4.46%.

The Company's primary uses of liquidity are to fund loans and to make investments. At June 30, 2000, outstanding off-balance sheet commitments to extend credit totaled $21.1 million, and the undisbursed portion of construction loans was $22.3 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL

Stockholders' equity at June 30, 2000, was $30.0 million, up 2.31% from $29.3 million at December 31, 1999. Stockholders' equity at June 30, 2000 and December 31, 1999, includes unrealized losses of $206 and $320 thousand, respectively, net of tax, on securities available for sale marked to estimated fair market value.

Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At June 30, 2000, the Bank's ratio of Tier I capital was 7.2%. The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of allowance for loan losses. At June 30, 2000, the Bank had a ratio of qualifying total capital to risk-weighted assets of 11.4%.

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

On October 22, 1999 the Company's Board of Directors approved a Stock Repurchase Program. The Stock Repurchase Program authorized the Company to repurchase up to 138,000 shares, or approximately 5% of the outstanding shares of common stock at the time of approval. During the six months ended June 30, 2000, the Company completed the stock repurchase program with the purchase of 46,385 shares at an average cost of $10.36 per share.

On June 22, 2000, the Company's Board of Directors approved a quarterly cash dividend of $.05 per share. The dividend was paid on July 15, 2000 to stockholders of record as of July 1, 2000. Any future payment of dividends is dependent on the financial condition, and capital needs of the company, requirements of regulatory agencies, and economic conditions in the marketplace.

FINANCIAL CONDITION AT JUNE 30, 2000 COMPARED TO DECEMBER 31, 1999

The Company's total assets increased 2.6% to $420.7 million at June 30, 2000, as compared to $410.1 million at December 31, 1999. The major changes in the assets are as follows: a decrease of $6.6 million (100.0%) in mortgage backed and related securities available for sale, an increase of $16.9 million (5.1%) in loans receivable, an increase in foreclosed real estate to $283 thousand from $245 thousand at December 31, 1999 and a decrease of $962 thousand (52.5%) in prepaid expenses and other assets. Retail deposits, available liquid assets, and proceeds from the sale of the mortgage-backed securities were used in part to fund the increase in loans receivable. Although the Company has concentrated its lending activities on the origination of conventional mortgage loans for the purpose of the construction, financing or refinancing of residential properties, it is becoming more active in the origination of small loans secured by commercial properties. At June 30, 2000, approximately 15.4% of the Company's loan portfolio were loans secured by collateral other than residential properties.

With a $16.3 million (5.4%) increase in retail deposits, and other available liquid assets, the Bank repaid $7.0 million in borrowed funds. Borrowed funds, collateralized through an agreement with the FHLB for advances, are secured by the Bank's investment in FHLB stock and qualifying first mortgage loans. At June 30, 2000, $28.0 million in borrowed funds mature in 1 year and the remaining amount of funds mature in 2 to 5 years.

The Company's non-performing assets (loans 90 days or more delinquent and foreclosed real estate) were $985 thousand, or 0.23% of assets, at June 30, 2000, compared to $1.4 million, or 0.35% of assets, at December 31, 1999. The Company assumes an aggressive position in collecting delinquent loans and disposing of foreclosed assets to minimize balances of non-performing assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. Following a detailed review of the Bank's loan portfolio during the quarter ended March 31, 2000, management authorized an increase of approximately $625 thousand in the loan loss reserve. The decision to increase the loan loss reserve was considered appropriate in light of the successful expansion in the commercial loan portfolio in recent months and was not in response to any significant increase in non-performing assets. These loans do, however, pose risks that are not characteristic of loans secured by single family residences. While there can be no guarantee, in the opinion of management, the loan loss reserve of $2.0 million at June 30, 2000 is adequate to cover probable losses.

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


NET INCOME

Net income for the three-month period ended June 30, 2000 of $695,286 represents a 3.2% increase as compared to the same period last year. For the six-month period ended June 30, 2000, net income decreased 26.3% to $969,306 as compared to $1,314,347 for the same period a year ago. The major decreases in net income for the period ended June 30, 2000 can be attributed to a $670 thousand increase in provision for loan losses, a $287 thousand loss on sales of mortgage-backed securities, offset, in part, by a $582 thousand gain on the sale of a branch office.


INTEREST INCOME

Interest income increased 13.8% for the three-month period ended June 30, 2000, as compared to the same period a year ago. The increase can be attributed to an 8.7% increase in the average balance of interest-earning assets and a 35 basis point increase in average yield as compared to the same period a year ago. The yield on average interest-earning assets increased to 7.92% as compared to 7.57% for the same period a year ago.

For the six-month period ended June 30, 2000, interest income increased 11.0% as compared to the same period a year ago. The average balance of interest-earning assets increased 7.2% and average yield increased 27 basis points as compared to the same period a year ago. The yield on average interest-earning assets increased to 7.84% as compared to 7.57% for the same period a year ago. The increase in the average balance of interest-earning assets and yield had a positive effect on interest income.


INTEREST EXPENSE

Interest expense increased 19.1% for the three-month period ended June 30, 2000, as compared to the same period a year ago. The average balance of interest-bearing liabilities increased 8.3% and average cost increased 47 basis points as compared to the same period a year ago. The cost of interest-bearing liabilities increased to 5.12% as compared to 4.65% for the same period last year.

For the six-month period ended June 30, 2000, interest expense increased 13.5%, as compared to the same period a year ago. The average balance of interest-bearing liabilities increased 6.9% and average cost increased 29 basis points as compared to the same period a year ago. The increase in volume on interest bearing liabilities can be attributed to the reliance on borrowed funds to meet loan demand. The average balance of borrowed funds increased 28.6% from the same period last year. The cost of interest-bearing liabilities increased to 4.99% as compared to 4.70% for the same period last year.

NET INTEREST INCOME

Net interest income for the three and six month periods ended June 30, 2000, as compared to the same period a year ago, increased 6.8% and 7.5%, respectively. During these same periods ended June 30, 2000, the yield on average interest-earning assets increased 35 basis points and 27 basis points, respectively. For the same periods, the cost of average interest-bearing liabilities increased 47 basis points and 29 basis points, respectively. The increase in the balance of average interest-earning assets and its respective yield were the factors contributing to the increase in net interest income.

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

                                                                           For the quarter ended
                                                          June 30, 2000                             June 30, 1999
                                           --------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                    Average                                      Average
                                          Average                         Yield/          Average                       Yield/
                                          Balance         Interest         Cost           Balance        Interest       Cost
                                          -------         --------        ------         ---------       --------      --------
Interest-earning assets:
   Securities and other
     interest-earning assets             $ 49,557         $  725          5.85%          $ 44,654         $  611        5.47%
Mortgage-backed and related securities          0              0          0.00%             9,587            152        6.34%
Loan portfolio                            350,478          7,200          8.22%           313,779          6,199        7.90%
                                         --------         ------                         --------         ------
    Total interest-earning assets         400,035         $7,925          7.92%           368,020         $6,962        7.57%
                                                          ------                                          ------

Non-interest earning assets                13,241                                          14,116
                                         --------                                        --------
Total assets                             $413,276                                        $382,136
                                         ========                                        ========


Interest-bearing liabilities:
   Deposits                               304,464          3,674          4.83%           291,847          3,176        4.35%
   Borrowed funds                          66,280          1,070          6.46%            50,591            808        6.39%
                                         --------         ------                         --------         ------

    Total interest-bearing liabilities    370,744         $4,744          5.12%           342,438         $3,984        4.65%
                                                          ------                                          ------

Non-interest bearing liabilities           12,557                                          10,014
                                         --------                                        --------

    Total liabilities                     383,301                                         352,452
    Stockholders' equity                   29,975                                          29,684
                                         --------                                        --------
Total liabilities and stockholders'
  equity                                 $413,276                                        $382,136
                                         ========                                        ========

Net interest income                                       $3,181                                          $2,978
                                                          ======                                          ======

Interest rate spread                                                      2.80%                                         2.92%
                                                                         =====                                         =====

Net yield on interest-earning assets                                      3.18%                                         3.24%

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                           107.9%                                        107.5%
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


                                                                           For the six months ended
                                                          June 30, 2000                             June 30, 1999
                                           ---------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                    Average                                      Average
                                          Average                         Yield/          Average                       Yield/
                                          Balance         Interest         Cost           Balance        Interest       Cost
                                          -------         --------        ------         ---------       --------      --------
Interest-earning assets:
   Securities and other
     interest-earning assets             $ 50,749        $ 1,483          5.84%          $ 43,574         $ 1,204       5.53%
Mortgage-backed and related securities      1,996             62          6.21%             9,865             308       6.24%
Loan portfolio                            344,732         14,039          8.14%           317,429          12,531       7.90%
                                         --------        -------                         --------         -------
    Total interest-earning assets         397,477        $15,584          7.84%           370,868         $14,043       7.57%
                                                         -------                                          -------

Non-interest earning assets                13,299                                          14,720
                                         --------                                        --------
Total assets                             $410,776                                        $385,588
                                         ========                                        ========


Interest-bearing liabilities:
   Deposits                               299,862          7,023          4.68%           291,462           6,424       4.41%
   Borrowed funds                          69,099          2,189          6.34%            53,711           1,691       6.30%
                                         --------         ------                         --------         -------

    Total interest-bearing liabilities    368,961         $9,212          4.99%           345,173         $ 8,115       4.70%
                                                          ------                                          -------

Non-interest bearing liabilities           11,870                                           9,932
                                         --------                                        --------

    Total liabilities                     380,831                                         355,105
    Stockholders' equity                   29,945                                          30,483
                                         --------                                        --------
Total liabilities and stockholders'
  equity                                 $410,776                                        $385,588
                                         ========                                        ========

Net interest income                                       $6,372                                          $ 5,928
                                                          ======                                          =======

Interest rate spread                                                      2.85%                                         2.87%
                                                                         =====                                         =====

Net yield on interest-earning assets                                      3.21%                                         3.20%

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                           107.7%                                        107.4%
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

                                                     For the six month ended
                                                 June 30, 1999 vs. June 30, 2000
                                                       Increase (Decrease)
                                                            Due to
                                                 ------------------------------
(DOLLARS IN THOUSANDS)
                                                 Volume       Rate        Total
                                                 ------       ----       ------
Interest income:
   Securities and other
     interest-earning assets                    $   206     $    72     $   278
Mortgage-backed and related securities             (245)         (2)       (247)
Loan portfolio                                    1,103         407       1,510
                                                -------     -------     -------
    Total interest-earning assets                 1,064         477       1,541
                                                -------     -------     -------


Interest expense:
   Deposits                                         189         410         599
   Borrowed funds                                   487          11         498
                                                -------     -------     -------
    Total interest-bearing liabilities              676         421       1,097
                                                -------     -------     -------

Net interest income                             $   388     $    56     $   444
                                                =======     =======     =======

RESERVE FOR LOAN LOSSES


During the six-month period ended June 30, 2000 the Bank had net charge-offs against the allowance for loan losses of $70 thousand. The Bank added $790 thousand to the allowance for loan losses for the current six-month period increasing the balance to $2.0 million at June 30, 2000. The $790 thousand provision in the six-month period ended June 30, 2000 includes an increase of approximately $625 thousand made in response to a detailed review of the Bank's loan portfolio. Management's decision to increase the loan loss reserve was considered appropriate in light of the successful expansion in the commercial loan portfolio in recent months and was not in response to any significant increase in non-performing assets. Management considers this level to be appropriate based on lending volume, the current level of delinquencies and other non-performing assets, overall economic conditions and other factors. Future increases to the allowance may be necessary, however, due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors.


NONINTEREST INCOME

Noninterest income increased by 9.8% for the three-month period ended June 30, 2000, as compared to the same period a year ago. For the three-month period ended June 30, 2000, as compared to June 30, 1999, service charges on deposit accounts increased 11.8% and loan fees and service charges increased 35.7%. The increase in service charges on deposit accounts was due to an increase in number of accounts and the increase in loan fees was due to an increase in loan settlement service fees for loans processed for others.


Noninterest income increased by 41.4% for the six-month period ended June 30, 2000, as compared to the same period a year ago. The change in noninterest income can be attributed to a $582 thousand gain on the sale of a branch office offset by a $287 thousand loss on the sale of mortgage backed securities. During the six-month period ended June 30, 2000, the Bank recognized no gains or losses on the sales of loans as compared to the sale of $29.5 million at a gain of $145 thousand for the same period a year ago. The balance in real estate owned expense represents operating expense and further reduction of the carrying amount of foreclosed real estate owned. The Bank aggressively pursues disposal of the foreclosed real estate owned, thereby incurring various charges in the sales of these properties. Loan fees for the six-month period ended June 30, 2000 as compared to last year increased 25.7% due to an increase in loan settlement service fees for loans processed for others. For the same period, fee income from deposit operations increased 11.9% due to an increase in the volume of checking accounts.


NONINTEREST EXPENSES

For the six-month period ended June 30, 2000, noninterest expense increased 14.1% as compared to the same period last year. Compensation and related costs increased 26.1% due to an additional $150 thousand in funding for the defined benefit plan, a $31 thousand payment to a director upon his retirement, increased staffing levels and normal increases in salaries and benefits. Occupancy and equipment expense increased by 17.7%. This increase can be attributed to additional maintenance necessary to keep the buildings and equipment in good repair, property tax increases, increases in the cost of data processing services and normal increases in utilities expenses.

INCOME TAXES

The effective tax rates for the six month periods ended June 30, 2000 and 1999 approximate the statutory rate after giving effect to nontaxable interest, other permanent tax differences, and adjustments to certain deferred tax liabilities.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

           Not applicable

ITEM 2.  CHANGES IN SECURITIES

      (a)  Not applicable

      (b)  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      (a)  Not applicable

      (b)  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      (1)  Annual Meeting of Stockholders, April 28, 2000
           (a) Election of Directors

                              Votes For    Votes Against   Votes Withheld   Abstentions
                              ---------    -------------   --------------   -----------
F. Peter Fensel, Jr.          2,335,086          0             99,518           0
Frederick Willetts, III       2,183,672          0            250,932           0

ITEM 5.  OTHER INFORMATION

           None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits
           Exhibit 11.  Computation of Earnings Per Share
           Exhibit 27.  Financial Data Schedule

      (b)  Reports on Form 8-K.
           No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                      COOPERATIVE BANKSHARES, INC.

Dated: August 3, 2000                 /s/ Frederick Willetts, III
       ------------------             ---------------------------------------
                                      Frederick Willetts, III
                                      President and Chief Executive Officer



Dated: August 3, 2000                 /s/ Edward E. Maready
       ------------------             ---------------------------------------
                                      Edward E. Maready
                                      Treasurer and Chief Financial Officer