Form 10-Q
period 2000-09-30
COOPERATIVE BANKSHARES INC
filed 2000-11-14
CIK 923529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                            -------------------------

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the quarterly period ended     September 30, 2000
                                   ------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                         Commission File Number: 0-24626
                                                 -------


                          COOPERATIVE BANKSHARES, INC.
                           ---------------------------

             (Exact name of registrant as specified in its charter)

North Carolina                                         56-1886527
---------------------------------------                ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification No.)

201 Market Street, Wilmington, North Carolina                    28401
---------------------------------------------                    -----
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                [ X ] Yes        [   ] No

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,714,610 shares at November 13, 2000.
                  --------------------------------------

                                TABLE OF CONTENTS

                                                                       Page

Part I    Financial Information

  Item 1  Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition,
          September 30, 2000 and December 31, 1999                      2

          Consolidated Statements of Operations, for the
          three and nine months ended September 30, 2000 and 1999       3

          Consolidated Statements of Cash Flows, for the
          nine months ended September 30, 2000 and 1999                 4

          Notes to Consolidated Financial Statements                    5

  Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           6-14

Part II   Other Information                                             15

Signatures                                                              16

Exhibit 11 - Statement Regarding Computation of Earnings Per Share      17

Exhibit 27 - Financial Data Schedule                                    18-19

PART 1-FINANCIAL INFORMATION-ITEM 1-FINANCIAL STATEMENTS
COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                    SEPTEMBER 30,     December 31,
                                                                         2000             1999
                                                                    -------------    -------------
ASSETS:
  Cash and cash equivalents (including interest-bearing deposits:   $  11,576,453    $  15,592,010
    September 2000 - $6,411,977; December 1999 - $9,522,187)
  Securities:
    Available for sale                                                 20,826,251       20,671,572
    Held to maturity (fair value:  September 2000 - $17,227,815;
     December 1999 - $17,114,381)                                      18,017,320       18,024,581
  Mortgage-backed and related securities available for sale                    --        6,564,413
  Mortgage-backed and related securities held to maturity
     (fair value:  September 2000 - $987,845)                             985,921               --
  Other investments                                                     3,755,300        3,755,300
  Loans receivable, net                                               348,872,094      334,743,526
  Other real estate owned                                                 234,051          244,626
  Accrued interest receivable                                           2,906,639        2,471,459
  Deferred tax asset                                                       74,899               --
  Premises and equipment, net                                           6,292,875        6,244,551
  Prepaid expenses and other assets                                     1,178,246        1,833,807
                                                                    -------------    -------------
       Total assets                                                 $ 414,720,049    $ 410,145,845
                                                                    =============    =============
LIABILITIES:
  Deposits                                                          $ 319,646,959    $ 304,834,455
  Borrowed funds                                                       63,102,521       75,105,567
  Escrow deposits                                                         863,525          349,450
  Accrued interest payable on deposits                                     86,306           50,945
  Deferred income taxes, net                                                   --          154,798
  Accrued expenses and other liabilities                                  308,011          307,330
                                                                    -------------    -------------
       Total liabilities                                              384,007,322      380,802,545
                                                                    -------------    -------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value, 3,000,000 shares authorized,
    none issued and outstanding                                                --               --
  Common stock, $1 par value, 7,000,000 shares authorized,
   2,714,610 and 2,687,919 shares issued and outstanding                2,714,610        2,687,919
  Additional paid-in capital                                            2,234,936        2,531,998
  Accumulated other comprehensive income                                 (106,516)        (320,488)
  Retained earnings                                                    25,869,697       24,443,871
                                                                    -------------    -------------
       Total stockholders' equity                                      30,712,727       29,343,300
                                                                    -------------    -------------
       Total liabilities and stockholders' equity                   $ 414,720,049    $ 410,145,845
                                                                    =============    =============

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS  OF OPERATIONS (UNAUDITED)

                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30,   September 30,  SEPTEMBER 30,   September 30,
                                                             2000          1999           2000             1999
                                                         -----------    -----------    -----------     -----------
INTEREST INCOME:
  Loans receivable                                      $  7,332,808   $  6,266,788   $ 21,372,189    $ 18,798,154
  Mortgage-backed and related securities                       8,925        144,134         70,729         452,218
  Securities                                                 717,847        642,027      2,200,869       1,846,265
                                                         -----------    -----------    -----------     -----------
       Total interest income                               8,059,580      7,052,949     23,643,787      21,096,637
                                                         -----------    -----------    -----------     -----------

INTEREST EXPENSE:
  Deposits                                                 3,922,804      3,203,684     10,946,132       9,627,737
  Borrowed funds                                           1,081,857        841,231      3,270,566       2,532,432
                                                         -----------    -----------    -----------     -----------
       Total interest expense                              5,004,661      4,044,915     14,216,698      12,160,169
                                                         -----------    -----------    -----------     -----------

NET INTEREST INCOME                                        3,054,919      3,008,034      9,427,089       8,936,468
Provision for  loan losses                                    90,000         45,000        880,000         165,000
                                                         -----------    -----------    -----------     -----------
       Net interest income after provision
        for loan losses                                    2,964,919      2,963,034      8,547,089       8,771,468
                                                         -----------    -----------    -----------     -----------

NONINTEREST INCOME:
   Net Gains on sale of loans                                     --          4,514             --         149,432
   Net Gains(losses) on sale of investments                       --             --       (287,282)            937
   Service charges on deposit accounts                       195,625        178,245        548,746         493,853
   Loan fees and service charges                             105,956         82,565        302,469         238,900
   Investment fees                                            17,560         31,427         65,137          61,328
   Other service charges and fees                             15,157         11,214         46,821          31,518
   Gain on sale of branch                                         --             --        582,583              --
   Other income, net                                             399            257          3,845             834
                                                         -----------    -----------    -----------     -----------
       Total noninterest income                              334,697        308,222      1,262,319         976,802
                                                         -----------    -----------    -----------     -----------

NONINTEREST EXPENSE:
   Compensation and fringe benefits                        1,211,660      1,201,262      4,073,704       3,470,068
   Occupancy and equipment                                   480,646        498,441      1,462,570       1,420,986
   FDIC premium                                               16,069         42,807         47,836         132,021
   Advertising                                                84,105        123,006        298,166         347,545
   Other expense                                             369,152        342,242      1,296,589       1,241,025
                                                         -----------    -----------    -----------     -----------
     Total noninterest expenses                            2,161,632      2,207,758      7,178,865       6,611,645
                                                         -----------    -----------    -----------     -----------

Income before income taxes                                 1,137,984      1,063,498      2,630,543       3,136,625
Income tax expense                                           410,306        384,173        933,559       1,142,953
                                                         -----------    -----------    -----------     -----------
NET INCOME                                               $   727,678    $   679,325    $ 1,696,984     $ 1,993,672
                                                         ===========    ===========    ===========     ===========

NET INCOME PER SHARE:
   Basic                                                 $      0.27    $      0.25    $      0.63     $      0.70
                                                         ===========    ===========    ===========     ===========
   Diluted                                               $      0.26    $      0.23    $      0.60     $      0.66
                                                         ===========    ===========    ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                          SEPTEMBER 30,   September 30,
                                                                             2000             1999
                                                                         ------------    ------------
OPERATING ACTIVITIES:
  Net income                                                             $  1,696,984    $  1,993,672
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Net accretion, amortization, and depreciation                           493,504         572,394
      Net (gain) loss on sale of loans and securities                         287,282        (150,369)
      Benefit for deferred income taxes                                      (366,498)       (258,931)
      Loss on sale of premises and equipment                                    2,670           7,784
      Loss on sales of foreclosed real estate                                  22,681          16,974
      Gain on sale of branch office                                          (582,583)             --
      Valuation losses on foreclosed real estate                                   --          10,000
      Provision for loan losses                                               880,000         165,000
      Changes in assets and liabilities:
        Accrued interest receivable                                          (439,910)       (294,691)
        Prepaid expenses and other assets                                     655,561        (304,233)
        Accrued interest payable on deposits                                   53,911          29,129
        Accrued expenses and other liabilities                                    681         222,024
                                                                         ------------    ------------
          Net cash provided by operating activities                         2,704,283       2,008,753
                                                                         ------------    ------------
INVESTING ACTIVITIES:
  Proceeds from sales of mortgage backed securities available for sale      6,277,957              --
  Purchase of securities available for sale                                        --      (1,999,375)
  Purchase of securities held to maturity                                    (986,604)     (5,000,000)
  Proceeds from sale of securities available for sale                              --       2,000,937
  Proceeds from principal repayments of mortgage-backed
    and related securities available for sale                                 190,562       1,888,222
  Proceeds from sales of loans                                                 34,685      29,895,606
  Loan originations, net of principal repayments                          (16,720,488)    (28,279,233)
  Proceeds from disposals of foreclosed real estate                           353,420         193,452
  Purchases of premises and equipment                                        (620,049)       (451,064)
  Proceeds from sale of premises and equipment                                 19,950             500
  Net cash paid related to sale of branch office                           (5,156,761)             --
  Net purchases of other investments                                               --        (177,400)
                                                                         ------------    ------------
          Net cash provided by (used in) investing activities             (16,607,328)     (1,928,355)
                                                                         ------------    ------------
FINANCING ACTIVITIES:
  Net increase in deposits                                                 21,911,243       6,420,732
  Proceeds from FHLB advances                                              35,000,000      22,000,000
  Principal payments on FHLB advances                                     (47,003,046)    (27,002,884)
  Proceeds from issuance of common stock                                      210,286         100,371
  Repurchase of common stock                                                 (480,657)     (3,738,046)
  Dividends paid                                                             (271,158)             --
  Net change in escrow deposits                                               520,820         527,140
                                                                         ------------    ------------
          Net cash provided by (used in) financing activities               9,887,488      (1,692,687)
                                                                         ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (4,015,557)     (1,612,289)
CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                                      15,592,010       8,856,389
                                                                         ------------    ------------
  END OF PERIOD                                                          $ 11,576,453    $  7,244,100
                                                                         ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.   Accounting  Policies:  The  significant  accounting  policies  followed  by
     --------------------
     Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 1999. The results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.
2.   Basis of Presentation:  The accompanying  unaudited  consolidated financial
     ---------------------
     statements include the accounts of Cooperative Bankshares, Inc., Cooperative Bank For Savings, Inc., SSB and its wholly owned subsidiary, CS&L Services, Inc. All significant intercompany items have been eliminated.
3.   Earnings  Per Share:  Earnings  per share are  calculated  by dividing  net
     -------------------
     income by both the weighted average number of common shares outstanding and the dilutive common equivalent shares outstanding. Common equivalent shares consist of stock options issued and outstanding. In determining the number of equivalent shares outstanding, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise.
4.   Comprehensive  Income:  Comprehensive  income  includes  net income and all
     ---------------------
     other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities.

                                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                                    2000          1999        2000          1999
                                                                  ---------    ---------   ----------   ----------
Net income                                                        $ 727,678    $ 679,325   $1,696,984   $1,993,672
Other comprehensive income, net of tax:
     Realized (gains) losses on available for sale securities            --           --      287,282         (937)
     Unrealized gains (losses) on available for sale securities     162,684     (160,826)      63,492     (579,559)

Income tax (expense) benefit                                        (63,447)      62,722     (136,802)     226,393
                                                                  ---------    ---------   ----------   ----------
Other comprehensive income (loss)                                    99,237      (98,104)     213,972     (354,103)
Comprehensive income                                              $ 826,915    $ 581,221   $1,910,956   $1,639,569


5. Statement of Financial Accounting Standards No. 137: In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 as an amendment of FASB Statement No. 133. SFAS 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as issued, is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 with earlier applications encouraged. SFAS No. 137 amended SFAS No. 133 by delaying the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000.
         SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to the fact that it does not use derivative instruments, the adoption of SFAS No. 133 will not have a material effect on the Company's results of operations or its financial position.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.
Economic circumstances, the Company's operations, and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and interest rates in the nation and the Company's market area generally.

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

Cooperative Bank's lending activities have concentrated on the origination of conventional mortgage loans for the purpose of constructing, financing or refinancing residential properties. As of September 30, 2000, $295.2 million, or 83.9%, of the Bank's loan portfolio consisted of loans secured by residential properties. To a lesser extent, the Bank originates nonresidential real estate loans, home equity line of credit loans, secured and unsecured consumer and business loans. While continuing to place primary emphasis on residential mortgage loans, the Bank is taking a more aggressive position in pursuing business lending, and nonresidential real estate lending involving loans secured by small commercial properties with balances generally ranging from $100,000 to $3,000,000. The Bank's primary emphasis is to originate adjustable rate loans, although fixed rate loans are also offered. As of September 30, 2000, adjustable rate loans totaled 62.3%, and fixed rate loans totaled 37.7% of the Bank's total loan portfolio.

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

Gap is considered negative when the amount of interest rate sensitive liabilities exceed the amount of interest rate sensitive assets. At September 30, 2000, Cooperative had a one-year negative gap position of 4.3%. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, a large part of the Company's adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings, and money market deposit accounts. Experience has shown that the Company sees relatively modest repricing of these transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

LIQUIDITY

The Company's goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses, and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, deposits, income from operations and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta in an amount of up to 25% of the Bank's total assets. At September 30, 2000 the Bank's borrowed funds equal 15.2% of its total assets. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition.

At September 30, 2000, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately $54.4 million which represents 14.2% of deposits and borrowed funds as compared to $63.7 million or 16.8% of deposits and borrowed funds at December 31, 1999. The decrease in liquid assets was primarily due to the sale of mortgage-backed securities guaranteed by Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA").

The Company's investment in U. S. Government agency bonds includes $5 million in Federal Home Loan Banks' Dual Indexed Consolidated Bonds maturing August 4, 2003. These bonds had an 8% interest rate from August 4, 1993, through August 3, 1995, at which time the rate was adjusted to 3.485% based on an indexing formula. Subsequent interest rates will also be based on an indexing formula and will adjust annually on February 4 and August 4. The indexing formula states that the interest rate per annum will be equal to a rate determined by the 10-Year CMT less the 6 month LIBOR plus a margin of 2.9% for August 4, 1995, increasing 30 basis points annually to 5.0% for August 4, 2002. At September 30, 2000, the rate was 3.55%.

The Company's primary uses of liquidity are to fund loans and to make investments. At September 30, 2000, outstanding off-balance sheet commitments to extend credit totaled $22.7 million, and the undisbursed portion of construction loans was $17.8 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL

Stockholders' equity at September 30, 2000, was $30.7 million, up 4.7% from $29.3 million at December 31, 1999. Stockholders' equity at September 30, 2000 and December 31, 1999, includes unrealized losses net of tax, of $107,000 and $320,000, respectively, on securities available for sale marked to estimated fair market value.

Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At September 30, 2000, the Bank's ratio of Tier I capital was 7.4%. The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of allowance for loan losses. At
September 30, 2000, the Bank had a ratio of qualifying total capital to risk-weighted assets of 12.2%.

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

On September 21, 2000, the Company's Board of Directors approved a quarterly cash dividend of $.05 per share. The dividend was paid on October 16, 2000 to stockholders of record as of October 1, 2000. Any future payment of dividends is dependent on the financial condition, and capital needs of the company, requirements of regulatory agencies, and economic conditions in the marketplace.

On October 19, 2000 the Company's Board of Directors announced a change in its defined benefit pension plan, which will substantially reduce required contributions going forward. As a result of this, the Company is offering a special early retirement benefit to certain employees meeting the eligibility requirement. Included in this group are the Company's Senior Vice-Presidents of Administration, Finance, and Mortgage Lending. These vacancies will be filled internally. This will result in a one-time charge of approximately $750,000, which will be taken in the fourth quarter of 2000. The reduction in pension cost and employee expense is expected to achieve annual savings of approximately $775,000 beginning in 2001.

FINANCIAL CONDITION AT SEPTEMBER 30, 2000 COMPARED TO DECEMBER 31, 1999

The Company's total assets increased 1.1% to $414.7 million at September 30, 2000, as compared to $410.1 million at December 31, 1999. The major changes in the assets are as follows: a decrease of $4.0 million (25.7%) in cash, a decrease of $6.6 million (100.0%) in mortgage backed and related securities available for sale, an increase of $14.1 million (4.2%) in loans receivable, and a decrease of $656,000 (35.7%) in prepaid expenses and other assets. Retail deposits, available liquid assets, and proceeds from the sale of the mortgage-backed securities were used in part to fund the increase in loans receivable. Although the Company has concentrated its lending activities on the origination of conventional mortgage loans for the purpose of the construction, financing or refinancing of residential properties, it is becoming more active in the origination of small loans secured by commercial properties. At September 30, 2000, approximately 16.1% of the Company's loan portfolio were loans secured by collateral other than residential properties.

With a $14.8 million (4.9%) increase in retail deposits, and other available liquid assets, the Bank repaid $12.0 million in borrowed funds. Borrowed funds, collateralized through an agreement with the FHLB for advances, are secured by the Bank's investment in FHLB stock and qualifying first mortgage loans. At September 30, 2000, $23.0 million in borrowed funds mature in 1 year and the remaining amount of funds mature in 2 to 5 years.

The Company's non-performing assets (loans 90 days or more delinquent and foreclosed real estate) were $2.0 million, or 0.49% of assets, at September 30, 2000, compared to $1.4 million, or 0.35% of assets, at December 31, 1999. The Company assumes an aggressive position in collecting delinquent loans and disposing of foreclosed assets to minimize balances of non-performing assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. Following a detailed review of the Bank's loan portfolio during the quarter ended March 31, 2000, management authorized an increase of approximately $625,000 in the loan loss reserve. The decision to increase the loan loss reserve was considered appropriate in light of the successful expansion in the commercial loan portfolio in recent months and was not in response to any significant increase in non-performing assets. These loans do, however, pose risks that are not characteristic of loans secured by single family residences. While there can be no guarantee, in the opinion of management, the loan loss reserve of $2.1 million at September 30, 2000 is adequate to cover probable losses.

COMPARISON OF OPERATING RESULTS

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


NET INCOME
Net income for the three-month period ended September 30, 2000 of $727,678 represents a 7.1% increase as compared to the same period last year. For the nine-month period ended September 30, 2000, net income decreased 14.9% to $1,696,984 as compared to $1,993,672 for the same period a year ago. The major decreases in net income for the period ended September 30, 2000 can be attributed to a $715,000 increase in provision for loan losses and a $287,000 loss on sales of mortgage-backed securities, offset, in part, by a $582,000 gain on the sale of a branch office.


INTEREST INCOME
Interest income increased 14.3% for the three-month period ended September 30, 2000, as compared to the same period a year ago. The increase can be attributed to a 7.4% increase in the average balance of interest-earning assets and a 49 basis point increase in average yield as compared to the same period a year ago. The yield on average interest-earning assets increased to 8.06% as compared to 7.57% for the same period a year ago.

For the nine-month period ended September 30, 2000, interest income increased 12.1% as compared to the same period a year ago. The average balance of interest-earning assets increased 7.2% and the average yield increased 34 basis points as compared to the same period a year ago. The yield on average interest-earning assets increased to 7.91% as compared to 7.57% for the same period a year ago. The increase in the average balance of interest-earning assets and yield had a positive effect on interest income.

INTEREST EXPENSE
Interest expense increased 23.7% for the three-month period ended September 30, 2000, as compared to the same period a year ago. The average balance of interest-bearing liabilities increased 6.7% and the average cost increased 75 basis points as compared to the same period a year ago. The cost of interest-bearing liabilities increased to 5.42% as compared to 4.67% for the same period last year.

For the nine-month period ended September 30, 2000, interest expense increased 16.9%, as compared to the same period a year ago. The average balance of interest-bearing liabilities increased 6.8% and average cost increased 44 basis points as compared to the same period a year ago. The increase in volume on interest bearing liabilities can be attributed to the reliance on borrowed funds to meet loan demand. The average balance of borrowed funds increased 26.5% from the same period last year. The cost of interest-bearing liabilities increased to 5.13% as compared to 4.69% for the same period last year.


NET INTEREST INCOME
Net interest income for the three and nine month periods ended September 30, 2000, as compared to the same period a year ago, increased 1.6% and 5.5%, respectively. During these same periods ended September 30, 2000, the yield on average interest-earning assets increased 49 basis points and 34 basis points, respectively. For the same periods, the cost of average interest-bearing liabilities increased 75 basis points and 44 basis points, respectively. The increase in the balance of average interest-earning assets and its respective yield were the factors contributing to the increase in net interest income.

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



                                                          For the quarter ended
                                            September 30, 2000              September 30, 1999
                                            ------------------              ------------------
(DOLLARS IN THOUSANDS)                                        Average                        Average
                                        Average                Yield/   Average              Yield/
                                        Balance    Interest     Cost    Balance   Interest    Cost
                                        --------   --------   -------   --------   -------   -------
Interest-earning assets:
   Securities and other
     interest-earning assets            $ 49,418     $ 718      5.81%     $45,905     $ 642    5.59%
Mortgage-backed and related securities       482         9      7.47%       9,093       144    6.33%
Loan portfolio                           350,078     7,333      8.38%     317,482     6,267    7.90%
                                        --------    ------               --------    ------
    Total interest-earning assets        399,978    $8,060      8.06%     372,480    $7,053    7.57%
                                                    ------                           ------
Non-interest earning assets               13,521                           14,237
                                        --------                         --------
Total assets                            $413,499                         $386,717
                                        ========                         ========

Interest-bearing liabilities:
   Deposits                              304,774     3,923      5.15%     293,313     3,204    4.37%
   Borrowed funds                         64,831     1,082      6.68%      53,063       841    6.34%
                                        --------    ------               --------    ------
    Total interest-bearing liabilities   369,605    $5,005      5.42%     346,376    $4,045    4.67%
                                                    ------                           ------
Non-interest bearing liabilities          13,329                           10,643
                                        --------                         --------
    Total liabilities                    382,934                          357,019
    Stockholders' equity                  30,565                           29,698
                                        --------                         --------
Total liabilities and stockholders'
  equity                                $413,499                         $386,717
                                        ========                         ========
Net interest income                                 $3,055                           $3,008
                                                    ======                           ======
Interest rate spread                                            2.64%                          2.90%
                                                               ======                         ======
Net yield on interest-earning assets                            3.06%                          3.23%

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                 108.2%                         107.5%
                                                               ======                         ======

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



                                                          For the nine months ended
                                            September 30, 2000              September 30, 1999
                                            ------------------              ------------------
(DOLLARS IN THOUSANDS)                                        Average                        Average
                                        Average                Yield/   Average              Yield/
                                        Balance    Interest     Cost    Balance   Interest    Cost
                                        --------   --------   -------   --------   -------   -------
Interest-earning assets:
   Securities and other
     interest-earning assets             $50,306   $ 2,201      5.83%     $44,351   $ 1,846    5.55%
Mortgage-backed and related securities     1,492        71      6.34%       9,608       452    6.27%
Loan portfolio                           346,514    21,372      8.22%     317,447    18,798    7.90%
                                        --------   -------               --------   -------
    Total interest-earning assets        398,312   $23,644      7.91%     371,406   $21,096    7.57%
                                                   -------                          -------
Non-interest earning assets               13,373                           14,558
                                        --------                         --------
Total assets                            $411,685                         $385,964
                                        ========                         ========

Interest-bearing liabilities:
   Deposits                              301,499    10,946      4.84%     292,079     9,628    4.40%
   Borrowed funds                         67,676     3,271      6.44%      53,495     2,532    6.31%
                                        --------   -------               --------   -------
    Total interest-bearing liabilities   369,175   $14,217      5.13%     345,574   $12,160    4.69%
                                                   -------                          -------

Non-interest bearing liabilities          12,359                           10,169
                                        --------                         --------

    Total liabilities                    381,534                          355,743
    Stockholders' equity                  30,151                           30,221
                                        --------                         --------
Total liabilities and stockholders'
  equity                                $411,685                         $385,964
                                        ========                         ========

Net interest income                                $ 9,427                          $ 8,936
                                                   =======                          =======

Interest rate spread                                            2.78%                          2.88%
                                                              ======                         ======

Net yield on interest-earning assets                            3.16%                          3.21%

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                 107.9%                         107.5%
                                                              ======                         ======

                              RATE/VOLUME ANALYSIS

The table below provides information regarding changes in interest income and interest expense for the period indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by old rate) and (ii) changes in rates (change in rate multiplied by old volume). The change attributable to changes in rate-volume has been allocated to the two categories based on their relative values.



                                               For the nine months ended
                                     September 30, 1999 vs. September 30, 2000
                                                Increase (Decrease)
                                                      Due to
                                     -----------------------------------------
(DOLLARS IN THOUSANDS)
                                        Volume       Rate         Total
                                        ------      ------        ------
Interest income:
   Securities and other
     interest-earning assets            $  257      $   98        $  355
Mortgage-backed and related securities    (386)          5          (381)
Loan portfolio                           1,771         803         2,574
                                        ------      ------        ------
    Total interest-earning assets        1,642         906         2,548
                                        ------      ------        ------

Interest expense:
   Deposits                                318       1,000         1,318
   Borrowed funds                          684          55           739
                                        ------      ------        ------
    Total interest-bearing liabilities   1,002       1,055         2,057
                                        ------      ------        ------

Net interest income                     $  640      $ (149)       $  491
                                        ======      ======        ======

PROVISION AND RESERVE FOR LOAN LOSSES

During the nine-month period ended September 30, 2000 the Bank had net charge-offs against the allowance for loan losses of $93,000. The Bank added $880,000 to the allowance for loan losses for the current nine-month period increasing the balance to $2.1 million at September 30, 2000. The $880 thousand provision in the nine-month period ended September 30, 2000 includes an increase of approximately $625,000 made in response to a detailed review of the Bank's loan portfolio. Management's decision to increase the loan loss reserve was considered appropriate in light of the successful expansion in the commercial loan portfolio in recent months and was not in response to any significant increase in non-performing assets. Management considers this level to be appropriate based on lending volume, the current level of delinquencies and other non-performing assets, overall economic conditions and other factors. Future increases to the allowance may be necessary, however, due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors.

NONINTEREST INCOME

Noninterest income increased by 6.6% for the three-month period ended September 30, 2000, as compared to the same period a year ago. For the three-month period ended September 30, 2000, as compared to September 30, 1999, service charges on deposit accounts increased 9.8% and loan fees and service charges increased 28.3%. The increase in service charges on deposit accounts was due to an increase in number of accounts, and the increase in loan fees was due to an increase in loan settlement service fees for loans processed for others.

Noninterest income increased by 29.7% for the nine-month period ended September 30, 2000, as compared to the same period a year ago. The change in noninterest income can be attributed to a $582,000 gain on the sale of a branch office offset by a $287,000 loss on the sale of mortgage backed securities. During the nine-month period ended September 30, 2000, the Bank recognized no gains or losses on the sales of loans as compared to the sale of $29.9 million at a gain of $149,000, for the same period a year ago. Loan fees for the nine-month period ended September 30, 2000 as compared to last year increased 26.6% due to an increase in loan settlement service fees for loans processed for others. For the same period, fee income from deposit operations increased 11.1% due to an increase in the volume of checking accounts.


NONINTEREST EXPENSES

For the nine-month period ended September 30, 2000, noninterest expense increased 8.5% as compared to the same period last year. Compensation and related costs increased 17.4% due to an increase in employee medical insurance premiums, additional costs associated with the defined benefit retirement plan, a $31,000 payment to a retiring director, increased staffing levels and normal increases in salaries and benefits. Occupancy and equipment expense increased by 2.9%. This increase can be attributed to additional maintenance necessary to keep the buildings and equipment in good repair, property tax increases, increases in the cost of data processing services and normal increases in utility expenses. The decrease of 63.8% in the federal deposit insurance premium can be attributed to a reduction in this premium. The reduction of 14.2% in advertising can be attributed to a more conservative advertising campaign. Other expense increased 4.5% due to normal business activities.

INCOME TAXES

The effective tax rates for the nine-month periods ended September 30, 2000 and 1999, respectively, approximate the statutory rate after giving effect to nontaxable interest, other permanent tax differences, and adjustments to certain deferred tax liabilities.

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

ITEM 5.  OTHER INFORMATION

           None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits
           Exhibit 11.  Computation of Earnings Per Share
           Exhibit 27.  Financial Data Schedule

      (b)  Reports on Form 8-K.
           During the quarter ended September 30, 2000, the registrant filed a Current Report on Form 8-K on September 27, 2000 to report a change in registrant's certifying accountants.

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                        COOPERATIVE BANKSHARES, INC.

Dated: November 13, 2000                /s/ Frederick Willetts, III
       -------------------              -------------------------------------
                                        President and Chief Executive Officer



Dated: November 13, 2000                /s/ Edward E. Maready
       -------------------              -------------------------------------
                                        Treasurer and Chief Financial Officer