Form 10-K405
period 2000-12-31
COOPERATIVE BANKSHARES INC
filed 2001-04-02
CIK 923529

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________________ to ________________

                         Commission File Number: 0-24626
                                                 -------

                          COOPERATIVE BANKSHARES, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              North Carolina                                    56-1886527
---------------------------------------------                ------------------
(State or other jurisdiction of incorporation                  (I.R.S. Employer
or organization)                                             Identification No.)

201 Market Street, Wilmington, North Carolina                      28401
---------------------------------------------                    ----------
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
YES   X     NO
    -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 15, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the NASDAQ Stock Market was $36,513,380 (2,394,320 shares at $15.25 per share). For purposes of this calculation, directors, executive officers and beneficial owners of more than 10% of the registrant's outstanding voting stock are treated as affiliates.

As of February 15, 2001 there were issued and outstanding 2,736,304 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 2000. (Parts I and II)
2. Portions of Proxy Statement for the 2001 Annual Meeting of Stockholders. (Part III)

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

         COOPERATIVE BANK. Chartered in 1898, the Bank's headquarters is located in Wilmington, North Carolina. Cooperative operates 16 financial centers throughout the coastal and inland communities of eastern North Carolina. These centers extend from Corolla, located on the Outer Banks of North Carolina, to Tabor City, located on the South Carolina border. The Bank's deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2000, Cooperative Bank had total assets of $414.7 million, deposits of $327.3 million and stockholders' equity of $30.8 million.

         Through its financial centers, the bank provides a wide range of banking products, including interest bearing and non-interest bearing checking accounts, certificates of deposit and individual retirements accounts. It offers an array of loan products: overdraft protection, commercial, consumer, agricultural, real estate, residential mortgage and home equity loans. Also offered are safe deposit boxes and automated banking services through ATMs and Access24 Phone Banking. In addition, the Bank also offers discount brokerage services, annuity sales and mutual funds through a third party arrangement with UVEST Investment Services.

         The Bank has chosen to sell a larger percentage of its fixed rate mortgage loan originations through broker dealer arrangements. This enables the Bank to invest its funds in higher yielding commercial loans, while increasing fee income. This is part of the continuing effort to restructure the balance sheet and operations to be more reflective of a commercial bank.

         The Bank has received permission from regulators to open a branch in Whiteville, North Carolina, which is located in Columbus County. The branch will be a full-service facility, including an ATM, with two full-time employees and one part-time employee.

     The common stock of Cooperative Bankshares, Inc. is traded on the NASDAQ National Market under the symbol "COOP".


MARKET AREA

     Cooperative Bank considers its primary market area to be the communities of eastern North Carolina extending from the Virginia to the South Carolina borders. The market is generally segmented into the coastal communities and the inland areas. The economies of the coastal communities (concentrated in Dare, Carteret, Currituck, Onslow, Pender, New Hanover and Brunswick Counties) are seasonal and largely dependent on the summer tourism industry. The economy of Wilmington (the largest city in the market area), a historic seaport with a population of approximately 92,100 is also reliant upon summer tourism but is diversified into the chemicals, shipping, aircraft engines, and fiber optics industries. Wilmington also serves as a regional retail center, a regional medical center and is home of the University of North Carolina at Wilmington. The inland communities served by the Bank (concentrated in Bladen, Brunswick, Columbus, Duplin, Hyde, Beaufort and Pender Counties) are largely service areas for the agricultural activities in eastern North Carolina.

LENDING ACTIVITIES

     GENERAL. Cooperative Bank's lending activities have concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. As of December 31, 2000, approximately $291 million, or 83%, of the Bank's loan portfolio consisted of loans secured by residential properties. To a lesser extent, the Bank originates nonresidential real estate loans, home equity line of credit loans, and secured and unsecured consumer and business loans. While continuing to place emphasis on residential mortgage loans, the Bank is taking a more aggressive position in pursuing business lending, and nonresidential real estate lending involving loans secured by small commercial properties with balances generally ranging from $100,000 to $1,000,000. The Bank originates adjustable rate and fixed rate loans. As of December 31, 2000, adjustable rate and fixed rate loans totaled approximately 62% and 38%, respectively, of the Bank's total loan portfolio.

     ANALYSIS OF LOAN PORTFOLIO. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of collateral on the dates indicated. Other than as set forth below, there were no concentrations of loans which exceeded 10% of total loans at December 31, 2000.

                                                                           At December 31,
                                         2000               1999                1998                   1997             1996
                                                                         (Dollars in thousands)
                                  Amount         %    Amount         %    Amount        %      Amount       %     Amount        %
Real estate:
   Construction and land
     development                  $ 37,542     10.80% $  1,497     0.45%  $  1,376     0.43%   $    --      -- %  $     --      --%
   Mortgage:
      1-4 family residential       234,383     67.44   253,857    75.83    265,172    82.52    252,645    88.12    241,118   91.57
      Multi-family residential      17,081      4.92    17,166     5.13     12,941     4.03      9,209     3.21      7,272    2.76
      Commercial                    31,300      9.01    38,765    11.58     26,296     8.18     11,715     4.09      6,030    2.29
      Equity line                   11,954      3.44     9,772     2.92      8,811     2.74      8,074     2.82      6,315    2.40
      Other                            174      0.05        78     0.02         52     0.02         89     0.03         68    0.03
                                  --------    ------  --------   ------   --------   ------   --------   ------   --------  ------
        Total real estate loans    332,434     95.66   321,135    95.93    314,648    97.92    281,732    98.27    260,803   99.05

Commercial, industrial and
   agricultural                     10,970      3.16    10,653     3.18      3,997     1.24      2,752     0.96      1,035    0.39
Consumer                             7,236      2.08     5,443     1.63      5,073     1.59      4,356     1.52      3,564    1.35
                                  --------    ------  --------   ------   --------   ------   --------   ------   --------  ------
        Total gross loans          350,640    100.90   337,231   100.74    323,718   100.75    288,840   100.75    265,402  100.79
                                  --------    ------  --------   ------   --------   ------   --------   ------   --------  ------
Less:
Unearned discounts and net
  deferred fees                        977      0.28     1,182     0.35      1,216     0.38      1,274     0.44      1,281    0.49
Allowance for loan losses            2,160      0.62     1,306     0.39      1,178     0.37        874     0.31        808    0.30
                                  --------    ------  --------   ------   --------   ------   --------   ------   --------  ------
        Net loans                 $347,503    100.00% $334,743   100.00%  $321,324   100.00%  $286,692   100.00%  $263,313  100.00%
                                  ========    ======  ========   ======   ========   ======   ========   ======   ========  ======


     The following table sets forth certain information regarding the dollar amount of loans maturing in the Bank's loan portfolio based on their contractual terms to maturity and/or repricing period.

                                                                     AT DECEMBER 31, 2000
                                                                        (IN THOUSANDS)
                                            DUE WITHIN             DUE AFTER            DUE AFTER
                                             ONE YEAR          1 THROUGH 5 YEARS         5 YEARS             TOTAL
Real Estate
      Construction and land
          development                       $ 30,466                 $ 7,076             $  ---           $  37,542
      Mortgage
          1-4 family residential              80,040                  76,595             77,748             234,383
          Multi-family residential             9,706                   5,779              1,596              17,081
          Commercial                          15,557                  12,284              3,459              31,300
          Equity line                         11,954                     ---                ---              11,954
          Other                                   14                     126                 34                 174
Commercial, Industrial &                       7,922                   2,823                225              10,970
    Agricultural
Consumer                                       3,157                   3,803                276               7,236
                                            --------                --------           --------            --------
          Total gross loans                 $158,816                $108,486           $ 83,338            $350,640
                                            ========                ========           ========            ========

     The next table shows at December 31, 2000, the dollar amount of all the Bank's loans maturing and/or repricing after one year from December 31, 2000 which have fixed interest rates and have floating or adjustable interest rates.

                                                                         DECEMBER 31, 2000
                                                                           (IN THOUSANDS)
                                                 ONE TO FIVE                  AFTER
                                                    YEARS                  FIVE YEARS                 TOTAL

Loans maturing and/or repricing
 after one year with:
   Fixed interest rates                          $  36,456                 $ 83,338                 $ 119,794
   Floating or adjustable rates                     72,030                       --                    72,030
                                                 ---------                 --------                 ---------
Total                                            $ 108,486                 $ 83,338                 $ 191,824
                                                 =========                 ========                 =========

     Residential Real Estate Loans. The Bank originates one-to four-family residential mortgage loans collateralized by property located in its market area. While a majority of the Bank's residential real estate loans are collateralized by owner-occupied primary residences, the Bank's portfolio also includes some second home and investor properties. The Bank also originates residential lot loans collateralized by vacant lots located in approved subdivisions.

     The Bank's loan originations are generally for a term of 15 to 30 years, amortized on a monthly basis, with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option.

     The Bank has offered adjustable rate mortgage loans ("ARMs") since 1979 and presently offers one year ARMs with rate adjustments tied to prime or the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of one year. The Bank offers introductory interest rates on ARMs which are not generally fully indexed. The interest rates on these loans generally include a cap of 2% per adjustment and 6% over the life of the loan. The Bank's underwriting policies require that the borrower qualify for an 1 year ARM at the fully indexed rate. While the proportion of fixed and adjustable rate loan originations in the Bank's portfolio largely depends on the level of interest rates, the Bank has strongly emphasized ARMs in recent years and has been relatively successful in maintaining the level of ARM originations even during periods of declining interest rates. In addition to the one year ARM, the Bank offers 3/1 and 5/1 ARM products. These loans adjust annually after the end of the first three or five year period. A "Low Doc" program is available for the non-conforming loans.

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

     Cooperative Bank also originates loans secured by multi-family properties. At December 31, 2000, the Bank had $17.1 million of such loans, representing 4.9% of its total loan portfolio. These loans are primarily secured by apartment buildings located in the Bank's market area.

     CONSTRUCTION LOANS. The Bank originates loans to finance the construction of one-to four- and multi-family dwellings, housing developments, commercial projects and condominiums. Construction loans amounted to approximately $37.5 million, or 10.7%, of the Bank's total loan portfolio at December 31, 2000. In recent years, the Bank has emphasized the origination of construction loans in response to the significant demand for such loans by borrowers engaged in building and development activities in the growing communities of its market area. In addition, construction loans afford the Bank the opportunity to increase the interest rate sensitivity of its loan portfolio.

     Many of the Bank's construction loans are converted to permanent loans. At the time the loan is converted to a permanent loan , the Bank underwrites the creditworthiness of the purchaser prior to approving the assumption, at which time the original borrower is released from liability. Construction/permanent loans have either fixed or adjustable rates and have terms of up to 30 years. The Bank also will make short term construction loans which have fixed rates and terms of up to 12 months. These loans are generally made in amounts up to 80% of appraised value. Loan proceeds generally are disbursed in increments as construction progresses and as inspections warrant.

     The Bank's risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property's value at completion of construction and the bid price (including interest) of construction. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to speculation builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal.

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

     The following table sets forth certain information as of December 31, 2000 regarding the dollar amount of construction loans secured by real estate and real estate mortgage loans maturing in the Bank's portfolio based on their contractual terms to maturity. A portion of these loans has provisions to convert to permanent loans upon completion of construction. For further information, see Note 3 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 2000 (the "Annual Report").
                                                                 DECEMBER 31,
                                                                      2000
                                                                --------------
                                                                (IN THOUSANDS)
Real estate - construction
    1-4 residential                                              $    16,962
    Multi-family residential                                          10,294
    Commercial                                                        10,286
                                                                 -----------
    Total                                                        $    37,542
                                                                 ===========


     LOANS SECURED BY NONRESIDENTIAL REAL ESTATE. Loans secured by nonresidential real estate constituted approximately $41.8 million, or 11.9% of the Bank's total loans at December 31, 2000. The Bank is emphasizing the origination of these loans because of their profitability, since they generally carry a higher interest rate than single family residential mortgage loans. The Bank originates both construction loans and permanent loans on nonresidential properties. Nonresidential real estate loans are generally made in amounts up to 80% of the lesser of appraised value or purchase price of the property and have generally been made in amounts under $2.0 million. The Bank's permanent nonresidential real estate loans are secured by improved property such as office buildings, retail centers, warehouses, and other types of buildings located in the Bank's primary market area. Nonresidential real estate loans are either fixed or variable rate. The variable rate loans have interest rates tied to prime or the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of one year.

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

     CONSUMER LENDING. At December 31, 2000, the Bank's consumer loan portfolio totaled approximately $7.2 million, representing 2.1% of the Bank's total loans receivable. The Bank also offers home equity loans, which are made for terms of up to 15 years at adjustable interest rates. As of December 31, 2000, the Bank's home equity loan portfolio totaled approximately $12.0 million, representing 3.4% of its total loans receivable.

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

     NON-REAL ESTATE BUSINESS LENDING. In late 1996, the Bank initiated a program for originating loans to small businesses in the Bank's market area, which are secured by various forms of non-real estate collateral or are unsecured. At December 31, 2000, these loans totaled approximately $11.0 million. Management of Cooperative Bank believes that these loans are attractive to the Bank in light of the typically higher interest rate yields associated with them and the opportunity they present for expanding the Bank's relationships with existing customers and developing broader relationships with new customers. Accordingly, the Bank plans to actively pursue this type of lending in the future in an effort to maintain a profitable spread between the Bank's average loan yield and its cost of funds.

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

     Mortgage loan applications are accepted at all full-service branches, and are reviewed by a loan officer or branch manager. Upon receipt of a loan application, central processing orders a credit report and verifications to verify specific information relating to the applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an internal appraiser or an outside appraiser approved by the Bank. In the case of "Low Doc" loans a tax evaluation is acceptable.

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

     ORIGINATIONS, PURCHASES, AND SALES OF MORTGAGE LOANS. The Bank's general policy is to originate conventional residential mortgage loans under terms, conditions and documentation which permit sale to the FHLMC, FNMA or private investors in the secondary market. The Bank has from time to time sold fixed rate, long term mortgage loans in the secondary market to meet liquidity requirements or as part of the asset/liability management program. In connection with such sales, the Bank generally retains the servicing of the loans (i.e., collection of principal and interest payments), for which it generally receives a fee payable monthly of up to 1/4% per annum of the unpaid balance of each loan. As of December 31, 2000, the Bank was servicing approximately 1,400 loans for others aggregating approximately $74.1 million.

     The Bank does not generally purchase loans, and purchased no loans during the last three fiscal years.

     LOAN COMMITMENTS. The Bank issues loan origination commitments to qualified borrowers primarily for the construction and purchase of residential real estate. Such commitments are made on specified terms and conditions and are typically for terms of up to 30 days. A non-refundable appraisal, flood certificate, credit report and underwriting fee is collected at the time of application. Management estimates that historically, less than 20% of such commitments expire unfunded. At December 31, 2000, the Bank had outstanding loan origination commitments of approximately $1.3 million. For further information, see Note 3 of Notes to Consolidated Financial Statements included in the Annual Report.

     LOAN ORIGINATION AND OTHER FEES. In addition to receiving interest at the stated rate on loans, the Bank receives loan origination fees or "points" for originating loans. Origination fees generally are calculated as a percentage of the principal amount of the mortgage loan and are charged to the borrower for creation of the loan account. Loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the contractual life of the related loan.

     The Bank is currently approved to broker loans to Wells Fargo and InterFirst Wholesale Mortgage Lending. These are done on the wholesale side with Cooperative processing the loan and Wells Fargo or InterFirst closing on their documents. Cooperative receives a settlement service fee for processing these loans. The Bank would like to originate more loans through wholesalers to generate fee income and relieve the Bank of the interest rate risk.

     Loan origination, settlement service and commitment fees are volatile sources of funds. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive market conditions, which in turn respond to the demand for and availability of money.

     The Bank also recognizes other fees and service charges on loans. Other fees and service charges consist of late fees; fees collected with a change in borrower or other loan modifications.

     DELINQUENCIES. The Bank's collection procedures provide that when a loan is 30 days past due, the borrower is contacted by mail, and payment is requested. If the delinquency continues, subsequent efforts are made to contact the borrower. If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates legal proceedings. At December 31, 2000, the Bank had accruing loans which are contractually past due 90 or more days totaling $358,000.

     NON-PERFORMING ASSETS AND ASSET CLASSIFICATION. Loans are generally classified as nonaccrual if they are past due for a period of more than 90 days, unless such loans are well secured and in the process of collection. If any portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are less than 90 days past due may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. As of December 31, 2000, the Bank had three loans in non-accrual status with an aggregate principal balance of $333,000.

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance plus unpaid accrued interest of the related loan or the fair value of the real estate less costs to sell the property. Any required write-down of the loan is charged to the allowance for loan losses. At December 31, 2000, the Bank owned approximately $234,000 of property acquired as the result of foreclosure or by deed in lieu of foreclosure and classified as "real estate owned." At December 31, 2000, the Bank had 26 loans in the process of foreclosure and/or bankruptcy with an aggregate principal balance of approximately $1.8 million.

     The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated. During the periods shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15.

                                                                          AT DECEMBER 31,
                                                      --------------------------------------------------------
                                                        2000        1999        1998       1997         1996
                                                       ------      ------      ------     ------       ------
                                                                       (DOLLARS IN THOUSANDS)
Non-accruing loans                                    $    333    $    267    $     --    $     --    $    787

Accruing loans which are contractually
  past due 90 days or more                            $    358    $    934    $  1,765    $    357    $    665

Total                                                 $    691    $  1,201    $  1,765    $    357    $  1,452
                                                      ========    ========    ========    ========    ========
Percentage of total loans                                  .20%        .36%        .55%        .12%        .55%
                                                      ========    ========    ========    ========    ========
Other non-performing assets (1)                       $    234    $    245    $  2,439    $    251    $     42
                                                      ========    ========    ========    ========    ========
Total non-performing assets                           $    925    $  1,446    $  4,204    $    608    $  1,494
                                                      ========    ========    ========    ========    ========
Total non-performing assets to total assets                .22%        .35%       1.08%        .16%        .44%
                                                      ========    ========    ========    ========    ========

__________
(1) Other non-performing assets represent property acquired by the Bank through foreclosure or repossession. This property is carried at fair value less estimated costs of sale.

     During the year ended December 31, 2000, gross interest income of approximately $10,896 would have been recorded on nonaccrual loans had such loans been current throughout the period. Approximately $4,786 in interest income from such loans was included in income for the year ended December 31, 2000.

     Except as set forth above, the Bank had no loans which were not classified as non-accrual, 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of borrowers to comply with repayment terms. For further information, see Note 3 of Notes to Consolidated Financial Statements in the Annual Report.

     ALLOWANCE FOR LOAN LOSSES. Management considers a variety of factors in establishing the appropriate levels for the provision and the allowance for loan losses. Consideration is given to, among other things, the impact of current economic conditions, the diversification of the loan portfolio, historical loss experience, the review of loans by the loan review personnel, the individual borrower's financial and managerial strengths, and the adequacy of underlying collateral.

     The process used to allocate the allowance for loan losses considers, among other factors, whether the borrower is a mortgage, retail or commercial customer, whether the loan is secured or unsecured, and whether the loan is an open or closed-end agreement. Generally, loans are evaluated among groups of loans with similar characteristics. The probable loss projections for each group are the basis for the allowance allocation. The loss estimates are based on prior experience and current economic conditions. The unallocated allowance for loan losses primarily represents the impact of certain conditions that were not considered in allocating the allowance to the specific components of the loan portfolio.

     The following table analyzes activity in the Bank's allowance for loan losses for the periods indicated.

                                                                       YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------------
                                                        2000        1999        1998        1997        1996
                                                       ------      ------      ------      ------      ------
                                                                       (DOLLARS IN THOUSANDS)
Balance at beginning of period                        $1,306       $1,178      $  874      $  807      $  737
Provision for loan losses                                970          210         330         153         156
Loans charged-off - net                                  116           82          26          86          86
                                                      ------       ------      ------      ------      ------
Balance at end of period                              $2,160        1,306      $1,178      $  874      $  807
                                                      ======       ======      ======      ======      ======
Ratio of net charge-offs to average
  loans outstanding during the period                    .03%         .03%        .01%        .03%        .03%
                                                      ======       ======      ======      ======      ======
Ratio of loan loss reserve to total loans                .62%         .39%        .36%        .30%        .30%
                                                      ======       ======      ======      ======      ======

     Management believes that it has established the Bank's existing allowance for loan losses in accordance with generally accepted accounting principles. Additions to the allowance may be necessary, however, due to changes in economic conditions, real estate market values, growth in the portfolio, and other factors. In addition, bank regulators may require Cooperative Bank to make additional provisions for losses in the course of their examinations based on their judgments as to the value of the Bank's assets. For further information regarding the Bank's allowance for loan losses see "Management's Discussion and Analysis" and Note 3 of Notes to Consolidated Financial Statements in the Annual Report.

     The following table sets forth information about the Bank's allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                       AT DECEMBER 31
                                 ---------------------------------------------------------------------------------------
                                        2000                  1999                  1998                  1997
                                        ----                  ----                  ----                  ----
                                                                   (DOLLARS IN THOUSANDS)

                                               Percent             Percent              Percent                Percent
                                                  of                  of                   of                    of
                                               Loans to            Loans to             Loans to               Loans to
                                     Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount   Total Loans
Real estate:
Construction and land development   $  428      10%      $   15       --%     $   14       --%     $  --        --%
Mortgage
    1-4 family residential             499      67          530       75         605       82        571        87
    Multi-family residential           213       5          163        5         129        4         92         3
    Commercial                         526       9          380       12         301        8        123         4
    Equity line                         65       3           15        3          13        3         12         3
    Other                                2       1            1       --                   --          1        --
                                    ------     ---       ------      ---     -------      ---      -----       ---
          Total real estate loans    1,733      95%       1,104       95%      1,063       97%       799        97%

Commercial, industrial &               166       3          152        3          59        1         41         1
  agricultural
Consumer                                77       2           50        2          40        2         34         2
Unallocated                            184      --           --       --          16       --         --        --
                                    ------     ---       ------      ---     -------      ---      -----       ---
          Total gross loans          2,160     100%      $1,306      100%    $ 1,178      100%     $ 874       100%
                                    ======     ===       ======      ===     =======      ===      =====       ===

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

     The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated. For additional information regarding the Bank's investments, see Note 2 of Notes to Consolidated Financial Statements in the Annual Report.

                                                                             AT DECEMBER 31,
                                                              -------------------------------------------
                                                              2000               1999                1998
                                                              -----             ------              -----
                                                                            (IN THOUSANDS)
Securities held to maturity:
   U.S. Government and agency securities                      $  18,015         $ 18,025         $  13,034
   Mortgage-backed securities                                       963               --                --
                                                              ---------         --------         ---------
       Total securities held to maturity                      $  18,978         $ 18,025         $  13,034

Securities available for sale:
   U.S. Government and agency securities                      $  16,049         $ 20,672         $  21,163
   Mortgage-backed securities                                        --            6,564            10,551
                                                              ---------         --------         ---------
      Total securities available for sale                     $  16,049         $ 27,236         $  31,714

      Total investment securities portfolio                   $  35,027         $ 45,261         $  44,748
                                                              =========         ========         =========


     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities portfolio at December 31, 2000.

                                                    AFTER ONE          AFTER FIVE          MORE THAN                 TOTAL
                             ONE YEAR OR LESS    THROUGH FIVE YEARS THROUGH TEN YEARS      TEN YEARS          INVESTMENT PORTFOLIO
                             -----------------   ------------------ -----------------   -----------------   ------------------------
                             CARRYING  AVERAGE   CARRYING  AVERAGE  CARRYING  AVERAGE   CARRYING  AVERAGE   CARRYING  FAIR   AVERAGE
                              VALUE     YIELD     VALUE     YIELD     VALUE    YIELD     VALUE     YIELD     VALUE    VALUE   YIELD
                             --------  -------   --------  -------  --------  -------   --------  -------   --------  -----  -------
                                                                   (DOLLARS IN THOUSANDS)
Securities held to maturity:
  U.S. government and
    agency securities         $    --    -- %    $ 13,015   5.39%   $ 5,000     6.21%   $    --      -- %  $ 18,015  $17,568   5.62%
Mortgage-backed
  securities                       --    --            --    --          --      --         963    7.00         963      986   7.00
                              -------   ----     --------   ----    -------     ----    -------    ----    --------  -------   ----
     Total securities held
          to maturity         $    --    --      $ 13,015   5.39    $ 5,000     6.21%   $   963    7.00    $ 18,978  $18,554   5.69

U.S. government and
     agency securities
     available for sale       $ 4,009   6.07     $ 12,040   6.61         --      --          --     --       16,049   16,049   6.48
                              -------   ----     --------   ----    -------     ----    -------    ----    --------  -------   ----

Total investment
  securities portfolio        $ 4,009   6.07%    $ 25,055   5.99%   $ 5,000     6.21%   $   963    7.00%   $ 35,027  $34,603   6.05%
                              =======   ====     ========   ====    =======     ====    =======    ====    ========  =======   ====


DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

     GENERAL. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, Cooperative Bank derives funds from interest payments, loan principal repayments, borrowed funds and funds provided by operations. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used to compensate for reductions in the availability of funds from other sources. The Bank intends to fund its activities primarily through deposits.

     DEPOSITS. Deposits are attracted from within the Bank's primary market area through the offering of a broad selection of deposit instruments including checking, savings, money market deposit, and term certificate accounts
(including negotiated jumbo certificates in denominations of $100,000 or more) as well as individual retirement plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank does not obtain funds through brokers; however, the Bank has begun attracting deposits over the Internet and considers this a viable alternative to borrowed funds. For further information regarding the Bank's deposits, see "Management's Discussion and Analysis" and Note 5 of Notes to Consolidated Financial Statements in the Annual Report.

     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2000.

                                                                 CERTIFICATES
                    MATURITY PERIOD                               OF DEPOSIT
                    ---------------                              -------------
                                                                 (IN THOUSANDS)

                    Three months or less                         $    15,381
                    Over three through six months                     13,096
                    Over six months through twelve
                          months                                      21,497
                    Over twelve months                                13,046
                                                                 -----------
                          Total                                  $    63,020
                                                                 ===========

     The following table sets forth the average balances and interest rates based on month-end balances for certificates of deposit and non-certificate accounts as of the dates indicated.

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                 2000                       1999                      1998
                                          ---------------------     ----------------------     ---------------------
                                                                    (DOLLARS IN THOUSANDS)
                                          Average       Average     Average        Average     Average       Average
                                          Balance        Rate       Balance         Rate       Balance        Rate
Passbook and statement savings           $ 22,923        1.34%     $ 26,088         1.47%     $ 28,714        1.74%
NOW                                        16,085        0.52%       15,394         0.59%       14,117        0.85%
Money market                               19,689        3.62%       20,011         3.78%       11,978        3.60%
Certificates of deposit                   244,682        5.70%      230,681         5.03%      236,042        5.44%
                                         --------        ----      --------         ----      --------        ----
                                         $303,379        4.96%     $292,174         4.39%     $290,851        4.78%
                                         ========        ====      ========         ====      ========        ====

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

     The FHLB of Atlanta functions as a central reserve bank providing credit for the Bank and other member financial institutions. As a member, Cooperative Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's net worth or on the FHLB's assessment of the institution's creditworthiness.

     For further information regarding the Bank's borrowings, see Note 6 of Notes to Consolidated Financial Statements in the Annual Report.

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

EMPLOYEES

     At December 31, 2000, the Bank had 118 full-time employees and 7 part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees to be good.

EXECUTIVE OFFICERS

     At December 31, 2000, the executive officers of the Bank who were not also directors were as follows:

                                     AGE AT
NAME                            DECEMBER 31, 2000                      POSITION
----                            -----------------                      --------

O.C. Burrell, Jr.                      52                     Executive Vice President and Chief Operating Officer

Todd Sammons                           39                     Senior Vice President and Chief Financial Officer

Dickson B. Bridger                     42                     Senior Vice President-Mortgage Lending

     Note: Edward E. Maready, Eric Gray and Daniel W. Eller retired effective December 31, 2000.

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

     TODD L. SAMMONS was employed in March 1986 as Auditor. He was promoted to Senior Vice President-and Chief Financial Officer in December 2000. He previously worked with a public accounting firm. He has served in leadership capacities in various professional, church and civic organizations. He is a Certified Public Accountant. He serves on the internal auditor's council of the Financial Managers Society. He serves as Treasurer of the Cape Fear Hurricanes Fourteen and Under AAU Baseball Team.

     DICKSON B. BRIDGER was employed in March 1984 as a mortgage loan originator. He was promoted to Vice President in February 1990 and Senior Vice President-Mortgage Lending in December 2000. He is a member of Wilmington Rotary West and serves as an Elder of the Little Chapel on the Boardwalk church at Wrightsville Beach, North Carolina.

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

     FINANCIAL MODERNIZATION LEGISLATION. On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that are permitted for bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective July 1, 2001.

     The G-L-B Act contains significant revisions to the FHLB System. The G-L-B Act imposes new capital requirements on the FHLBs and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the FHLBs annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the FHLB voluntary for federal savings associations.

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

     The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies which may acquire control of the Company, it may facilitate affiliations with companies in the financial services industry.

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

     CAPITAL REQUIREMENTS. The regulations of the Federal Reserve Board and the FDIC require bank holding companies and state-chartered banks that are not members of the Federal Reserve System to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets (as defined) of 3%. Although setting a minimum 3% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is 3% plus an additional "cushion" amount of at least 100 to 200 basis points. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the Federal Reserve Board has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital. Tier 1 capital is the sum of common stockholders' equity (excluding accumulated other comprehensive income (loss)), noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than certain purchased mortgage servicing rights and purchased credit card receivables), minus identified losses and minus investments in certain subsidiaries. As a SAIF-insured, state-chartered bank, the Bank must also deduct from Tier 1 capital an amount equal to its investments in, and extensions of credit to, subsidiaries engaged in activities that are not permissible to national banks, other than debt and equity investments in subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities or in subsidiary depository institutions or their holding companies.

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

     The federal bank regulatory agencies, including the Federal Reserve Board and the FDIC, have revised their risk-based capital requirements to ensure that such requirements provide for explicit consideration by commercial banks of interest rate risk. Under these requirements, a bank's interest rate risk exposure is quantified using either the measurement system set forth in the rule or the bank's internal model for measuring such exposure, if such model is determined to be adequate by the bank's examiner. If the dollar amount of a bank's interest rate risk exposure, as measured under either measurement system, exceeds 1% of the bank's total assets, the bank is required to hold additional capital equal to the dollar amount of the excess. The Bank's current interest rate risk exposure does not exceed 1% of the Bank's total assets. Management of the Bank does not believe that this interest rate risk component has an adverse effect on the Bank's capital.

     Under North Carolina law, savings banks must maintain a net worth of not less than 5% of assets. In computing its compliance with this requirement, the savings bank must deduct intangible assets from both net worth and assets.

     The Bank was in compliance with both the FDIC capital requirements and the North Carolina net worth requirement at December 31, 2000. For further information regarding the Bank's capital requirements, see Note 7 of Notes to Consolidated Financial Statements in the Annual Report.

     LIQUIDITY. North Carolina savings banks must maintain cash and readily marketable investments in an amount not less than 10% of the assets of the savings banks. The Bank was in compliance with this requirement at December 31, 2000.

     PROMPT CORRECTIVE REGULATORY ACTION. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within specified time periods.

     Under regulations jointly adopted by the federal banking regulators, a savings association's capital adequacy for purposes of the FDICIA prompt corrective action rules is determined on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its Tier 1 or core capital to adjusted total assets).

     The following table shows the capital ratio requirements for each prompt corrective action category:

                                                     ADEQUATELY                                  SIGNIFICANTLY
                          WELL-CAPITALIZED           CAPITALIZED         UNDERCAPITALIZED        UNDERCAPITALIZED
Total risk-based
    capital ratio          10.0% or more             8.0% or more        Less than 8.0%          Less than 6.0%
Tier 1 risk-based
    capital ratio           6.0% or more             4.0% or more        Less than 4.0%          Less than 3.0%
Leverage ratio              5.0% or more             4.0% or more *      Less than 4.0% *        Less than 3.0%

*  3.0% if institution has a composite 1 CAMELS rating.

A "critically undercapitalized" savings association is defined as a savings association that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. For information regarding the position of the Bank with respect to the FDICIA prompt corrective action rules, see Note 7 of Notes to Consolidated Financial Statements included under Item 7 hereof.

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

     Under applicable regulations, the Bank is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; (iii) a leverage ratio of less than 4.0%, (iv) a regulatory net worth less than the liquidation account established in connection with the Bank's conversion to a stock institution, or (v) a regulatory net worth less than the minimum amount required by the North Carolina Savings Institutions Administrator.

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

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. Cooperative Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at December 31, 2000 of approximately $3.8 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance.

     FEDERAL RESERVE BOARD REGULATION. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At December 31, 2000, the Bank met its reserve requirements.

     STATE LAW AND REGULATION. North Carolina law contains comprehensive provisions for the regulation of a savings bank business in the State of North Carolina, including the manner of chartering a savings bank, capital requirements, the composition and qualifications of boards of directors, the number and manner of selection of officers, and record keeping requirements.

     The Bank derives its investment power from these laws and regulations and must structure its lending policies and procedures to comply with the various applicable provisions. Likewise, the investments by the Bank are regulated, including investments in certain types of specific properties. The manner of establishing savings accounts and evidencing the same is prescribed, as are the obligations of the Bank with respect to withdrawals from savings accounts. As a North Carolina savings bank, Cooperative Bank is also permitted to make any investment permitted by a federal savings association.

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

     The Administrator is required to conduct a periodic examination of each institution under his jurisdiction. The examination provides directors with an independent assessment of the Bank's operations and compliance with applicable laws, regulations and prudent operating policies. The Administrator may make such examination jointly with examiners of the FDIC.

                                    TAXATION

     The Bank is subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations.

     Legislation that was effective for tax years beginning after December 31, 1995 required savings institutions to recapture into taxable income over a six taxable year period the portion of the tax loan reserve that exceeds the pre-1988 tax loan loss reserve. The Bank is no longer allowed to use the reserve method for tax loan loss provisions, but is allowed to use the experience method of accounting for bad debts used by commercial banks under Code section 585. There will be no future effect on net income from the recapture because the taxes on these bad debt reserves has already been accrued as a deferred tax liability.

     For additional information regarding federal and state taxes, see Note 10 of Notes to Consolidated Financial Statements in the Annual Report.

STATE INCOME TAXATION

     Under North Carolina law, the Bank is subject to an annual corporate income tax of 6.90% of its federal taxable income as computed under the Code, subject to certain prescribed adjustments. In addition to the state corporate income tax, the Bank is subject to an annual state franchise tax, which is imposed at a rate of .15% applied to the greatest of the Bank's (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or
(iii) appraised valuation of property in North Carolina. The filing of consolidated returns is not permitted under North Carolina law.

ITEM 2.  PROPERTIES
-------------------

     The Bank operated 16 offices throughout the coastal and inland communities of eastern North Carolina at December 31, 2000. The land is leased for two of these offices. The Bank owns the buildings for all the offices except one, which is leased.

For additional information relating to premises and equipment, see Note 4 to Consolidated Financial Statements in the Annual Report.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion & Analysis" in the Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis" in the Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The financial statements contained in the Annual Report which are listed under Item 14 herein are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     The information required by this item is incorporated by reference to the Company's Current Report on Form 8-K filed on September 27, 2000 and its Form 8-K/A filed on October 6, 2000.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     (a)  Directors of the Registrant

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     (b)  Principal Officers of the Registrant

     The information contained under the caption "Executive Officers" under Part I of this Form 10-K is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The  information  contained  under the  section  captioned  "Proposal  I --
Election of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

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

          (1)  Consolidated Financial Statements

               1.   Independent Auditors' Report of KPMG LLP *
               2. Report of Independent Accountants of PricewaterhouseCoopers LLP **
               3. Consolidated Statements of Financial Condition as of December 31, 2000 and 1999 *
               4. Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998 *
               5. Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998 *
               6. Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998 *
               7. Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998 *
               8.   Notes to Consolidated Financial Statements *

               _____________
               * Incorporated by reference to the Annual Report attached hereto as Exhibit 13.
               ** Filed as Exhibit 23.2 hereto.


          (2) Financial Statement Schedules (All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.)

     (b) During the fourth quarter of 2000, the Registrant filed one Current Report on Form 8-K on October 23, 2000. The Registrant also amended a previously filed Current Report on Form 8-K. The amendment was filed on October 6, 2000 to amend a Form 8-K filed on September 27, 2000.

     (c) The following exhibits are either filed as part of this report or are incorporated herein by reference:

        No.                         Description                                                Page
        ---                         -----------                                                ----

        3.1             Articles of Incorporation                                                *

        3.2             Bylaws                                                                   *

        10.1            Cooperative Bank for Savings, Inc. 1990 Stock                            *
                        Option Plan

        10.2            Cooperative Bankshares, Inc. 1998 Stock Option and
                        Incentive Plan                                                          **

        10.3            Employment Agreement with Frederick Willetts, III                        *

        10.4            Severance Agreement with Todd L. Sammons                                 *

        10.5            Severance Agreement with O.C. Burrell, Jr.                              ***


        10.6            Severance Agreement with Dickson B. Bridger

        10.7            Amendments to Severance Agreements Todd L. Sammons
                        and O.C. Burrell, Jr.                                                    *

        10.8            Indemnity Agreement with Directors and Executive                         *
                        Officers

        11              Statement re: computation of per share earnings -
                        Reference is made to the Company's Consolidated
                        Statements of Operations attached hereto as Exhibit 13, which are incorporated herein by reference

        13              Annual Report to Stockholders for the year ended
                        December 31, 2000

        21              Subsidiaries

        23.1            Consent of KPMG LLP

        23.2            Consent of PricewaterhouseCoopers LLP

        23.3            PricewaterhouseCoopers LLP Report of Independent Accountants

____________
* Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Reg. No. 33-79206).
** Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-92219)
*** Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COOPERATIVE BANKSHARES, INC.




Date:  March 22, 2001                  By: /s/ Frederick Willetts, III
                                           ----------------------------------
                                           Frederick Willetts, III
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Frederick Willetts, III                            Date:  March 22, 2001
    -------------------------------------------------
       Frederick Willetts, III
       President, Chief Executive Officer and Chairman
       (Principal Executive Officer and Director)

By: /s/ Todd Sammons                                       Date:  March 22, 2001
    -------------------------------------------------
       Todd Sammons
       Senior Vice President and Chief Financial Officer
       (Principal Financial and Accounting Officer)

By: /s/ James D. Hundley, M.D.                             Date:  March 27, 2001
    -------------------------------------------------
       James D. Hundley, M.D.
       (Director)

By: /s/ O. Richard Wright, Jr.                             Date:  March 29, 2001
    -------------------------------------------------
       O. Richard Wright, Jr.
       (Director)

By: /s/ Paul G. Burton                                     Date:  March 28, 2001
    -------------------------------------------------
       Paul G. Burton
       (Director)

By: /s/ H. Thompson King, III                              Date:  March 29, 2001
    -------------------------------------------------
       H. Thompson King, III
       (Director)

By: /s/ F. Peter Fensel, Jr.                               Date:  March 28, 2001
    -------------------------------------------------
       F. Peter Fensel, Jr.
       (Director)

By: //s/ R. Allen Rippy                                    Date:  March 26, 2001
    -------------------------------------------------
       R. Allen Rippy
       (Director)

By: /s/ Russell M. Carter                                  Date:  March 28, 2001
    -------------------------------------------------
       Russell M. Carter
       (Director)