Form 10-Q
period 2001-03-31
COOPERATIVE BANKSHARES INC
filed 2001-05-11
CIK 923529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                            -------------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2001
                                               ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

                         Commission File Number: 0-24626
                                                 -------

                          COOPERATIVE BANKSHARES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

North Carolina                                                  56-1886527
--------------------------------                            --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

201 Market Street, Wilmington, North Carolina                      28401
---------------------------------------------                   ----------
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

                                                    [X] Yes   [ ]  No

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,800,975 shares at April 13, 2001
                  ----------------------------------

                                TABLE OF CONTENTS






                                                                            Page

Part I        Financial Information

     Item 1   Financial Statements (Unaudited)
              [Note: 12/30/00 Balance Sheet Is Audited]

              Consolidated Statements of Financial Condition,
              March 31, 2001 and December 31, 2000                          2

              Consolidated Statements of Operations, for the
              three months ended March 31, 2001 and 2000                    3

              Consolidated Statements of Stockholders' Equity,
              for the three months ended March 31, 2001                     4

              Consolidated Statements of Cash Flows, for the
              three months ended March 31, 2001 and 2000                   5-6

              Notes to Consolidated Financial Statements                   7-8

     Item 2   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          8-13

Part II       Other Information                                            15

Signatures                                                                 16

Exhibit 11 - Statement Regarding Computation of Earnings Per Share         17

            PART 1-FINANCIAL INFORMATION-ITEM 1-FINANCIAL STATEMENTS
                          COOPERATIVE BANKSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                        MARCH 31, 2001        DECEMBER 31, 2000*
                                                                                        --------------        -----------------
                                                                                          (Unaudited)
                                     ASSETS

  Cash and due from banks, noninterest-bearing                                            $  2,495,535          $  3,904,275
  Interest-bearing deposits in other banks                                                   8,496,881            13,994,293
                                                                                          ------------          ------------
    Total cash and cash equivalents                                                         10,992,416            17,898,568
  Securities:
    Available for sale (amortized cost of $34,516,775 in March 2001
     and $16,000,677 in December 2000)                                                      34,766,929            16,049,376
    Held to maturity (estimated market value of $7,912,189 in March 2001
     and $18,553,526 in December 2000)                                                       8,000,000            18,977,776
  FHLB stock                                                                                 3,755,300             3,755,300
  Loans                                                                                    351,340,431           349,662,711
   Less allowance for loan losses                                                            2,204,280             2,159,663
                                                                                          ------------          ------------
    Net loans                                                                              349,136,151           347,503,048
  Other real estate owned                                                                      234,711               234,711
  Accrued interest receivable                                                                2,961,333             2,776,404
  Premises and equipment, net                                                                6,279,177             6,272,610
  Prepaid expenses and other assets                                                          1,031,283             1,260,232
                                                                                          ------------          ------------
          Total assets                                                                    $417,157,300          $414,728,025
                                                                                          ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits                                                                                $328,566,321          $327,312,324
  Borrowed funds                                                                            55,100,419            55,101,477
  Escrow deposits                                                                              756,341               560,775
  Accrued interest payable                                                                      96,759                50,528
  Accrued expenses and other liabilities                                                     1,262,566               890,742
                                                                                          ------------          ------------
       Total liabilities                                                                   385,782,406           383,915,846
                                                                                          ------------          ------------
Stockholders' equity:
  Preferred stock, $1 par value, 3,000,000 shares authorized,
    no shares issued and outstanding                                                            -                      -
  Common stock, $1 par value, 7,000,000 shares authorized,
    2,800,975 and 2,714,610 shares issued and outstanding                                    2,800,975             2,714,610
  Additional paid-in capital                                                                 2,154,096             2,234,936
  Accumulated other comprehensive income                                                       152,594                29,707
  Retained earnings                                                                         26,267,229            25,832,926
                                                                                          ------------          ------------
       Total stockholders' equity                                                           31,374,894            30,812,179
                                                                                          ------------          ------------
          Total liabilities and stockholders' equity                                      $417,157,300          $414,728,025
                                                                                          ============          ============

Book value per common share                                                               $      11.20          $      11.35
                                                                                          ============          ============

*  Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

                          COOPERATIVE BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                           MARCH 31, 2001              MARCH 31, 2000
INTEREST INCOME:
  Loans                                                                     $ 7,145,394                  $ 6,839,786
  Securities                                                                    535,320                      630,262
  Other                                                                         170,206                      117,035
  Dividends on FHLB stock                                                        67,132                       72,361
                                                                            -----------                  -----------
       Total interest income                                                  7,918,052                    7,659,444
                                                                            -----------                  -----------
INTEREST EXPENSE:
  Deposits                                                                    4,125,279                    3,349,323
  Borrowed funds                                                                846,806                    1,118,530
                                                                            -----------                  -----------
       Total interest expense                                                 4,972,085                    4,467,853
                                                                            -----------                  -----------

Net interest income                                                           2,945,967                    3,191,591
Provision for  loan losses                                                       90,000                      700,000
                                                                            -----------                  -----------
       Net interest income after provision for loan losses                    2,855,967                    2,491,591
                                                                            -----------                  -----------

NONINTEREST INCOME:
   Net loss on sale of securities                                                     -                     (287,282)
   Service charges and fees on loans                                            158,716                       82,276
   Deposit-related fees                                                         259,234                      214,625
   Gain on sale of branch                                                             -                      582,583
   Other income (loss), net                                                      (2,974)                         688
                                                                            -----------                  -----------
       Total noninterest income                                                 414,976                      592,890
                                                                            -----------                  -----------
NONINTEREST EXPENSE:
   Compensation and fringe benefits                                           1,296,628                    1,528,985
   Occupancy and equipment                                                      543,818                      521,700
   Advertising                                                                   46,461                      102,704
   Real estate owned expenses and losses                                            911                       33,962
   Other                                                                        485,647                      468,568
                                                                            -----------                  -----------
     Total other operating expenses                                           2,373,465                    2,655,919
                                                                            -----------                  -----------
Income before income taxes                                                      897,478                      428,562
Income tax expense                                                              323,126                      154,542
                                                                            -----------                  -----------
NET INCOME                                                                  $   574,352                  $   274,020
                                                                            ===========                  ===========
NET INCOME PER SHARE:
   Basic                                                                    $      0.21                  $      0.10
                                                                            ===========                  ===========
   Diluted                                                                  $      0.20                  $      0.10
                                                                            ===========                  ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                                      2,747,512                    2,720,089
                                                                            ===========                  ===========
   Diluted                                                                    2,816,068                    2,826,566
                                                                            ===========                  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                          COOPERATIVE BANKSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                          ACCUMULATED
                                                        ADDITIONAL           OTHER                             TOTAL
                                         COMMON          PAID-IN         COMPREHENSIVE       RETAINED      STOCKHOLDERS'
                                          STOCK          CAPITAL            INCOME           EARNINGS          EQUITY
                                       ----------      -----------      --------------       --------      -------------
Balance, December 31, 2000            $ 2,714,610        2,234,936          29,707           25,832,926       30,812,179
  Exercise of stock options               105,763          156,660            --                 --              262,423
  Stock traded to exercise options
    (19,398 shares)                       (19,398)        (237,500)           --                 --             (256,898)
  Other comprehensive                                                                                              --
    income, net of taxes                      --              --           122,887               --              122,887
  Net income for period                       --              --              --               574,352           574,352
  Cash dividend ($.05 per share)              --              --              --              (140,049)         (140,049)
                                      -----------        ---------         -------          ----------        ----------
Balance, March 31, 2001               $ 2,800,975        2,154,096         152,594          26,267,229        31,374,894
                                      ===========        =========         =======          ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                      COOPERATIVE BANKSHARES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                          2001                    2000
                                                                                        ---------               ---------
OPERATING ACTIVITIES:
  Net income                                                                         $    574,352            $    274,020
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Net accretion, amortization, and depreciation                                       162,528                 167,652
      Net (gain) loss on sale of securities                                                     -                 287,282
      Benefit from deferred income taxes                                                  (47,711)               (301,299)
      Loss (gain) on sale of premises and equipment                                         3,318                     (50)
      Loss on sales of foreclosed real estate                                                   -                  32,248
      Gain on sale of branch office                                                             -                (582,583)
      Provision for loan losses                                                            90,000                 700,000
      Changes in assets and liabilities:
        Accrued interest receivable                                                      (184,929)               (228,052)
        Prepaid expenses and other assets                                                 195,681                 903,056
        Accrued interest payable                                                           46,231                  52,877
        Accrued expenses and other liabilities                                            388,935                 573,306
                                                                                     ------------            ------------
          Net cash provided by operating activities                                     1,228,405               1,878,457
                                                                                     ------------            ------------
INVESTING ACTIVITIES:
  Purchases of securities available for sale                                          (14,553,138)                      -
  Proceeds from sale of securities available for sale                                           -               6,277,957
  Proceeds from maturity of securities available for sale                               2,013,112                 189,762
  Proceeds from maturity of securities held to maturity                                 5,000,000                       -
  Loan originations, net of principal repayments                                       (1,737,803)            (10,632,442)
  Proceeds from disposals of foreclosed real estate                                             -                 217,510
  Purchases of premises and equipment                                                    (176,084)                (99,529)
  Proceeds from sale of premises and equipment                                              5,375                      50
  Net cash paid related to sale of branch office                                                -              (5,156,761)
                                                                                     ------------            ------------
          Net cash used in investing activities                                        (9,448,538)             (9,203,453)
                                                                                     ------------            ------------
FINANCING ACTIVITIES:
  Net increase in deposits                                                              1,253,997              18,676,136
  Proceeds from borrowed funds                                                                  -              15,000,000
  Principal payments on borrowed funds                                                     (1,058)            (27,001,002)
  Proceeds from issuance of common stock                                                    5,525                 107,641
  Purchase and retirement of common stock                                                       -                (380,683)
  Dividends paid                                                                         (140,049)                      -
  Net change in escrow deposits                                                           195,566                 321,108
                                                                                     ------------            ------------
          Net cash provided by financing activities                                     1,313,981               6,723,200
                                                                                     ------------            ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                  (6,906,152)               (601,796)
CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                                                  17,898,568              15,592,010
                                                                                     ------------            ------------
  END OF PERIOD                                                                      $ 10,992,416            $ 14,990,214
                                                                                     ============            ============
(Continued)


                      COOPERATIVE BANKSHARES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                              2001                   2000
                                                                           -----------            -----------
Cash paid for:
  Interest                                                                 $ 4,925,854            $ 4,433,526
  Income taxes                                                                  64,583                 35,879

Summary of noncash investing and financing activities:
  Transfer from loans to foreclosed real estate                                      -                128,049
  Unrealized gain (loss) on securities available for sale,
     net of taxes                                                              122,887                 74,012

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Accounting  Policies:  The  significant  accounting  policies  followed  by
     --------------------
     Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 2000. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2.   Basis of Presentation:  The accompanying  unaudited  consolidated financial
     ---------------------
     statements include the accounts of Cooperative Bankshares, Inc., Cooperative Bank For Savings, Inc., SSB and its wholly owned subsidiary, CS&L Services, Inc. All significant intercompany items have been eliminated. Certain items for prior periods have been reclassified to conform to the current period presentation. These reclassifications have no effect on the net income or stockholders' equity as previously reported.

3.   Earnings  Per Share:  Earnings  per share are  calculated  by dividing  net
     -------------------
     income by the sum of the weighted average number of common shares outstanding and the dilutive common equivalent shares outstanding. Common equivalent shares consist of stock options issued and outstanding. In determining the number of equivalent shares outstanding, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise.

4.   Comprehensive  Income:  Comprehensive  income  includes  net income and all
     ---------------------
     other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities. The following table sets forth the components of other comprehensive income and total comprehensive income for the three months ended March 31:

                                                                          2001              2000
                                                                       ----------        ----------
Net income                                                             $  574,352        $  274,020
Other comprehensive income, net of tax:
   Reclassification to realized losses on available
     for sale securities                                                        -           287,282
   Unrealized gain (loss) on available for sale securities                201,454          (165,950)

Income tax  expense                                                       (78,567)          (47,320)
                                                                       ----------        ----------
Other comprehensive income                                                122,887            74,012
                                                                       ----------        ----------
Comprehensive income                                                   $  697,239        $  348,032
                                                                       ==========        ==========

5.   Statement of Financial  Accounting  Standards  No. 133: On January 1, 2001,
     ------------------------------------------------------
     the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement is effective for fiscal years beginning after June 15, 2000, with earlier adoption permitted, as amended by SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. On January 1, 2001, the Company transferred held-to-maturity investment securities with an amortized cost of approximately $5,978,000 to the available-for-sale category at fair value as allowed by SFAS No. 133. The unrealized loss at the time of transfer of approximately $32,000 before tax has been included in other comprehensive income, net of tax. Such transfers from the held-to-maturity category at the date of initial adoption shall not call into question the Company's intent to hold other debt securities to maturity in the future. The Company does not engage in any hedging activities, and, other than the aforementioned transfer of securities, the adoption of the statement had no impact on the Company.

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

Cooperative Bank was chartered in 1898. The Bank's headquarters are located in Wilmington, North Carolina. Cooperative operates 16 financial centers throughout the coastal and inland communities of eastern North Carolina. These centers extend from Corolla, located on the Outer Banks of North Carolina, to Tabor City, located on the South Carolina border. The Bank's deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").

Through its financial centers, the Bank provides a wide range of banking products, including interest bearing and non-interest bearing checking accounts, certificates of deposit and individual retirements accounts. It offers an array of loan products: overdraft protection, commercial, consumer, agricultural, real estate, residential mortgage and home equity loans. Also offered are safe deposit boxes and automated banking services through ATMs and Access24 Phone Banking. In addition, the Bank offers discount brokerage services, annuity sales and mutual funds through a third party arrangement with UVEST Investment Services.

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

Cooperative Bank's lending activities have concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. As of March 31, 2001, approximately $285.8 million, or 81.1%, of the Bank's loan portfolio consisted of loans secured by residential properties. To a lesser extent, the Bank originates nonresidential real estate loans, home equity line of credit loans, and secured and unsecured consumer and business loans. While continuing to place emphasis on residential mortgage loans, the Bank is taking a more aggressive position in pursuing business lending and nonresidential real estate lending involving loans secured by small commercial properties with balances generally ranging from $100,000 to $1,000,000. The Bank originates adjustable rate and fixed rate loans. As of March 31, 2001, adjustable rate and fixed rate loans totaled approximately 61% and 39%, respectively, of the Bank's total loan portfolio.

The Bank has chosen to begin selling a larger percentage of its fixed rate mortgage loan originations through broker dealer arrangements. This enables the Bank to invest its funds in higher yielding commercial loans, while increasing fee income. This is part of the continuing effort to restructure the balance sheet and operations to be more reflective of a commercial bank.

The Bank has received permission from regulators to open a branch in Whiteville, North Carolina, which is located in Columbus County. The branch will be a full-service facility, including an ATM, with two full-time employees and one part-time employee. This financial center opened in April, 2001.

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

Gap is considered negative when the amount of interest rate sensitive liabilities exceed the amount of interest rate sensitive assets. At March 31, 2001, Cooperative had a one-year positive gap position of 2.1%. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, a large part of the Company's adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings, and money market deposit accounts. Experience has shown that the Company sees relatively modest repricing of these transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

LIQUIDITY

The Company's goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses, and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, deposits, income from operations and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta in an amount of up to 25 % of the Bank's total assets. At March 31, 2001, the Bank's borrowed funds equaled 13.2% of its total assets. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition.

At March 31, 2001, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately $53.7 million, which represents 14.0% of deposits and borrowed funds as compared to $52.5 million or 13.7% of deposits and borrowed funds at December 31, 2000. The increase in liquid assets was primarily due to investment of cash from operating activities and the unrealized gain in marketable securities.

The Company's primary uses of liquidity are to fund loans and to make investments. At March 31, 2001, outstanding off-balance sheet commitments to extend credit totaled $24.6 million, and the undisbursed portion of construction loans was $19.4 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL

Stockholders' equity at March 31, 2001, was $31.4 million, up 1.8% from $30.8 million at December 31, 2000. Stockholders' equity at March 31, 2001 and December 31, 2000, includes unrealized gains net of tax, of $152,594 and $29,707, respectively, on securities available for sale marked to estimated fair market value.

Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At March 31, 2001, the Bank's ratio of Tier I capital was 7.5%. The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of allowance for loan losses. At
March 31, 2001, the Bank had a ratio of qualifying total capital to risk-weighted assets of 12.1%.

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

On March 15, 2001, the Company's Board of Directors approved a quarterly cash dividend of $.05 per share. The dividend was paid on April 16, 2001 to stockholders of record as of April 2, 2001. Any future payment of dividends is dependent on the financial condition, and capital needs of the Company, requirements of regulatory agencies, and economic conditions in the marketplace.

FINANCIAL CONDITION AT MARCH 31, 2001, COMPARED TO DECEMBER 31, 2000

The Company's total assets increased 0.6% to $417.2 million at March 31, 2001, as compared to $414.7 million at December 31, 2000. The major changes in the assets are as follows: a decrease of $6.9 million (38.6%) in cash and cash equivalents, an increase of $18.7 million (116.6%) in securities available for sale, a decrease of $11.0 million (57.8%) in securities held to maturity and an increase of $1.7 million (0.5%) in loans. Available liquid assets were used in part to fund the increase in securities. Although the Company has concentrated its lending activities on the origination of loans for the purpose of the constructing, financing or refinancing of residential properties, it is becoming more active in the origination of small loans secured by commercial properties. At March 31, 2001, approximately 18.9% of the Company's loan portfolio were loans secured by collateral other than residential properties, compared to 15.3% at December 31, 2000.

The Bank funded the increase in loans with a $1.3 million (0.4%) increase in retail deposits, and other available liquid assets. Borrowed funds, collateralized through an agreement with the FHLB for advances, are secured by the Bank's investment in FHLB stock and qualifying first mortgage loans. At March 31, 2001, $15.0 million in borrowed funds mature in 1 year and $30.0 million of funds mature in 2 to 5 years. The remaining amount of borrowed funds matures in 2010.

The Company's non-performing assets (loans 90 days or more delinquent and foreclosed real estate) were $966 thousand, or 0.23% of assets, at March 31, 2001, compared to $925 thousand, or 0.22% of assets, at December 31, 2000. The Company assumes an aggressive position in collecting delinquent loans and disposing of foreclosed assets to minimize balances of non-performing assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. While there can be no guarantee, in the opinion of management, the loan loss reserve of $2.2 million at March 31, 2001, is adequate to cover probable losses.



COMPARISON OF OPERATING RESULTS

OVERVIEW

The net income of the Company depends primarily upon net interest income. Net interest income is the difference between the interest earned on loans, the securities portfolios and interest earning deposits and the cost of funds, consisting principally of the interest paid on deposits and borrowings. The Company's operations are materially affected by general economic conditions, the monetary and fiscal policies of the Federal government, and the policies of regulatory authorities.

NET INCOME

Net  income  for the  three-month  period  ended  March 31,  2001,  of  $574,352 represents a 109.6% increase as compared to the same period last year. The increase in net income for the period ended March 31, 2001 can be attributed to a $610 thousand decrease in provision for loan losses, and, in the period ending March 31, 2000, a $287 thousand loss on sales of mortgage-backed securities. These increases were partially offset by a reduction in net interest income of $246 thousand for the period ended March 31, 2001. In addition, during the first quarter of 2000, a $582 thousand gain on the sale of a branch office was recognized. No similar gain was recognized during the current period.

INTEREST INCOME

For the three-month period ended March 31, 2001, interest income increased 3.4% as compared to the same period a year ago. The average balance of interest-earning assets increased 1.3% and the average yield increased 16 basis points as compared to the same period a year ago. The yield on average interest-earning assets increased to 7.92% as compared to 7.76% for the same period a year ago. The increase in the average balance of interest-earning assets and yield had a positive effect on interest income.

INTEREST EXPENSE

Interest expense increased 11.3% for the three-month period ended March 31, 2001, as compared to the same period a year ago. This increase was due to the average balance of interest-bearing liabilities increasing 1.3% and the average cost increasing 51 basis points as compared to the same period a year ago. The cost of interest-bearing liabilities increased to 5.38% as compared to 4.87% for the same period last year.

NET INTEREST INCOME

Net interest income for the three-month period ended March 31, 2001, as compared to the same period a year ago, decreased 7.7%. During the three-month period, the yield on average interest-earning assets increased 16 basis points and the cost of average interest-bearing liabilities increased 51 basis points as compared to the same period a year ago. The decrease was due to a larger increase in the cost of liabilities versus the yield on assets. This difference can be attributed to the fact that more assets repriced within 30 days as compared to liabilities as a result of the rapidly declining interest rate environment during the three-month period ended March 31, 2001. Once interest rates stabilize, management expects the spread between the average yield on interest-earning assets and the average cost on interest-bearing liabilities to return to normal levels.

                           AVERAGE YIELD/COST ANALYSIS

The following table contains information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. The average loan portfolio balances include nonaccrual loans.

                                                                       For the quarter ended
                                                          March 31, 2001                     March 31, 2000
                                                 -------------------------------     --------------------------------
(DOLLARS IN THOUSANDS)                                                   Average                              Average
                                                 Average                  Yield/     Average                   Yield/
                                                 Balance     Interest      Cost      Balance    Interest       Cost
                                                 -------     --------    -------     -------    --------      -------
Interest-earning assets:
   Securities and other interest-earning
     assets                                     $  51,805     $  750       5.79%     $ 51,941     $  758       5.84%
   Mortgage-backed and related securities           1,416         23       6.50%        3,992         62       6.21%
   Loan portfolio                                 346,766      7,145       8.24%      338,986      6,840       8.07%
                                                ---------     ------                 --------     ------
    Total interest-earning assets                 399,987     $7,918       7.92%      394,919     $7,660       7.76%
                                                              ------                              ------
Non-interest earning assets                        13,780                              13,358
                                                 --------                            --------
Total assets                                     $413,767                            $408,277
                                                 ========                            ========

Interest-bearing liabilities:
   Deposits                                       314,341      4,125       5.25%      295,259      3,349       4.54%
   Borrowed funds                                  55,101        847       6.15%       71,918      1,119       6.22%
                                                ---------     ------                 --------     ------
    Total interest-bearing liabilities            369,442     $4,972       5.38%      367,177     $4,468       4.87%
                                                              ------                              ------
Non-interest bearing liabilities                   12,900                              11,185
                                                 --------                            --------
    Total liabilities                             382,342                             378,362
    Stockholders' equity                           31,425                              29,915
                                                 --------                            --------
Total liabilities and stockholders' equity       $413,767                            $408,277
                                                 ========                            ========

Net interest income                                           $2,946                              $3,192
                                                              ======                              ======
Interest rate spread                                                       2.54%                               2.89%
                                                                         ======                              ======
Net yield on interest-earning assets                                       2.95%                               3.23%

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                            108.3%                              107.6%
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

                                                   For the three months ended
                                               March 31, 2000 vs. March 31, 2001
                                                     Increase (Decrease)
                                                          Due to
                                                --------------------------------
(DOLLARS IN THOUSANDS)
                                                 Volume       Rate        Total
                                                 ------       ----       ------
Interest income:
   Securities and other
     interest-earning assets                    $    (2)    $    (6)    $    (8)
   Mortgage-backed and related securities           (42)          3         (39)
   Loan portfolio                                   159         146         305
                                                -------     -------     -------
    Total interest-earning assets                   115         143         258
                                                -------     -------     -------


Interest expense:
   Deposits                                         226         550         776
   Borrowed funds                                  (259)        (13)       (272)
                                                -------     -------     -------
    Total interest-bearing liabilities              (33)        537         504
                                                -------     -------     -------

Net interest income                             $   148     $  (394)    $  (246)
                                                =======     =======     =======




PROVISION AND RESERVE FOR LOAN LOSSES


During the three-month period ended March 31, 2001 the Bank had net charge-offs against the allowance for loan losses of $45,000. The Bank added $90,000 to the allowance for loan losses for the current three-month period increasing the balance to $2.2 million at March 31, 2001. The $700,000 provision in the three month period ended March 31, 2000 included an increase of approximately $625,000 made in response to a detailed review of the Bank's loan portfolio. Management's decision to increase the loan loss reserve was considered appropriate in light of the successful expansion in the commercial loan portfolio in recent months and was not in response to any significant increase in non-performing assets. Management considers the current level to be appropriate based on lending volume, the current level of delinquencies and other non-performing assets, overall economic conditions and other factors. Future increases to the allowance may be necessary, however, due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of additions to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

NONINTEREST INCOME

Noninterest income decreased by 30.0% for the three-month period ended March 31, 2001, as compared to the same period a year ago. The change in noninterest income can be attributed to a $582 thousand gain on the sale of a branch office offset by a $287 thousand loss on the sale of mortgage back securities which occurred during the three-month period ended March 31, 2000. No similar transactions occurred during the three months ended March 31, 2001. For the three-month period ended March 31, 2001, as compared to the same period a year ago, service charges on deposit accounts increased 20.8% and loan fees and service charges increased 92.9%. The increase in service charges on deposit accounts was due to an increase in number of accounts, and an increase in checking related fees. The increase in loan fees was mainly due to an increase in loan settlement service fees for loans processed for others.


NONINTEREST EXPENSES

For the three-month period ended March 31, 2001, noninterest expense decreased 10.6% as compared to the same period last year. Compensation and related costs decreased 15.2%. The major decrease was due to a modification to the defined benefit plan in 2000, which caused a reduction in expense associated with the defined benefit plan of $274 thousand. There was also a decrease in compensation of 4.7% due to the early retirement of certain employees at December 31, 2000. In addition, compensation and related expenses for the three months ended March 31, 2000 included a $31 thousand payment to a director upon his retirement. There was an increase of $38 thousand due to employee medical insurance premiums. Occupancy and equipment expense increased by 4.2%. This increase can be attributed to additional maintenance necessary to keep the buildings and equipment in good repair, property tax increases, increases in the cost of data processing services and normal increases in utility expenses. The reduction of $56 thousand in advertising can be attributed to a more conservative advertising campaign. Real estate owned expenses and losses were reduced by $33 thousand due to a small inventory of property that did not change during the three-month period ended March 31, 2001.

INCOME TAXES

The effective tax rates for the three-month period ended March 31, 2001 and 2000, respectively, approximate the statutory rate after giving effect to nontaxable interest and other permanent tax differences.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, the discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations, and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and interest rates in the nation, changes in the Company's regulatory environment and the Company's market area.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

           Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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









                                         COOPERATIVE BANKSHARES, INC.

Dated: May 11, 2001                      /s/ Frederick Willetts, III
                                         --------------------------------------
                                         President and Chief Executive Officer



Dated: May 11, 2001                      /s/ Todd L. Sammons
                                         --------------------------------------
                                         Treasurer and Chief Financial Officer