Form 10-Q
period 2001-06-30
COOPERATIVE BANKSHARES INC
filed 2001-08-13
CIK 923529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                            -------------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     June 30, 2001
                                   --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________  to  ______________

                         Commission File Number: 0-24626
                                                 -------


                          COOPERATIVE BANKSHARES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

      North Carolina                                            56-1886527
 ---------------------------------                         -------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

201 Market Street, Wilmington, North Carolina                     28401
---------------------------------------------                   ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (910) 343-0181
                                                     --------------

--------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ ] No

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,807,535 shares at July 31, 2001
                   ---------------------------------

                                TABLE OF CONTENTS


                                                                            Page

Part I            Financial Information

     Item 1       Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition,
                  June 30, 2001, and December 31, 2000                       2

                  Consolidated Statements of Operations, for the
                  three and six months ended June 30, 2001 and 2000          3

                  Consolidated Statements of Stockholders'
                  Equity, for the six months ended June 30, 2001             4

                  Consolidated Statements of Cash Flows, for the
                  six months ended June 30, 2001 and 2000                   5-6

                  Notes to Consolidated Financial Statements                7-8

     Item 2       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            8-15

Part II           Other Information                                          16

Signatures                                                                   17

Exhibit 11 - Statement Regarding Computation of Earnings Per Share           18

               PART I-FINANCIAL INFORMATION-FINANCIAL STATEMENTS
                  COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                     JUNE 30, 2001          December 31, 2000*
                                                                                    ----------------        ------------------
                                                                                      (UNAUDITED)
                                     ASSETS
  Cash and due from banks, noninterest-bearing                                         $  7,956,784        $  3,904,275
  Interest-bearing deposits in other banks                                                3,229,902          13,994,293
                                                                                       ------------        ------------
    Total cash and cash equivalents                                                      11,186,686          17,898,568
  Securities:
    Available for sale (amortized cost of $43,506,431 in June 2001
     and $16,000,677 in December 2000)                                                   43,649,860          16,049,376
    Held to maturity (estimated market value of $8,040,939 in June 2001
     and $18,553,526 in December 2000)                                                    8,000,000          18,977,776
  FHLB stock                                                                              3,755,300           3,755,300
  Loans                                                                                 353,393,974         349,645,598
   Less allowance for loan losses                                                         2,289,726           2,159,663
                                                                                       ------------        ------------
    Net loans                                                                           351,104,248         347,485,935
  Other real estate owned                                                                    60,000             234,711
  Accrued interest receivable                                                             2,643,514           2,776,404
  Premises and equipment, net                                                             6,304,072           6,272,610
  Prepaid expenses and other assets                                                       1,056,646           1,260,232
                                                                                       ------------        ------------
          Total assets                                                                 $427,760,326        $414,710,912
                                                                                       ============        ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits                                                                             $338,984,849        $327,312,324
  Borrowed funds                                                                         55,099,346          55,101,477
  Escrow deposits                                                                           754,511             560,775
  Accrued interest payable                                                                   38,436              50,528
  Accrued expenses and other liabilities                                                  1,010,537             873,629
                                                                                       ------------        ------------
       Total liabilities                                                                395,887,679         383,898,733
                                                                                       ------------        ------------

Stockholders' equity:
  Preferred stock, $1 par value, 3,000,000 shares authorized,
    no shares issued and outstanding                                                    -                        -
  Common stock, $1 par value, 7,000,000 shares authorized,
    2,800,975 and 2,714,610 shares issued and outstanding                                 2,800,975           2,714,610
  Additional paid-in capital                                                              2,154,096           2,234,936
  Accumulated other comprehensive income                                                     87,492              29,707
  Retained earnings                                                                      26,830,084          25,832,926
                                                                                       ------------        ------------
       Total stockholders' equity                                                        31,872,647          30,812,179
                                                                                       ------------        ------------
          Total liabilities and stockholders' equity                                   $427,760,326        $414,710,912
                                                                                       ============        ============

Book value per common share                                                            $      11.38        $      11.35
                                                                                       ============        ============

*Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

         COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (UNAUDITED)

                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        JUNE 30,                       JUNE 30,
                                                  2001            2000           2001            2000
                                               -----------    -----------    ------------    ------------
INTEREST INCOME:
  Loans                                       $  7,006,622    $  7,199,594   $ 14,152,016    $ 14,039,381
  Securities                                       696,892         570,675      1,232,212       1,200,936
  Other                                             58,129          82,133        228,335         199,167
  Dividends on FHLB stock                           63,197          72,361        130,329         144,723
                                              ------------    ------------   ------------    ------------
       Total interest income                     7,824,840       7,924,763     15,742,892      15,584,207
                                              ------------    ------------   ------------    ------------

INTEREST EXPENSE:
  Deposits                                       3,967,552       3,674,005      8,092,831       7,023,327
  Borrowed funds                                   855,064       1,070,179      1,701,870       2,188,710
                                              ------------    ------------   ------------    ------------
       Total interest expense                    4,822,616       4,744,184      9,794,701       9,212,037
                                              ------------    ------------   ------------    ------------

NET INTEREST INCOME                              3,002,224       3,180,579      5,948,191       6,372,170
Provision for  loan losses                          90,000          90,000        180,000         790,000
                                              ------------    ------------   ------------    ------------
       Net interest income after provision
         for loan losses                         2,912,224       3,090,579      5,768,191       5,582,170
                                              ------------    ------------   ------------    ------------
NONINTEREST INCOME:
   Net gains on sale of loans                        2,420              --          2,420              --
   Net gains (losses) on sale of securities         12,399              --         12,399        (287,282)
   Service charges and fees on loans               176,498         114,237        335,215         196,513
   Deposit-related fees                            264,660         217,739        523,894         432,362
   Gain on sale of branch                               --              --             --         582,583
   Other income, net                                 6,145             124          3,171             813
                                              ------------    ------------   ------------    ------------
       Total noninterest income                    462,122         332,100        877,099         924,989
                                              ------------    ------------   ------------    ------------
NONINTEREST EXPENSE:
   Compensation and fringe benefits              1,269,547       1,333,059      2,566,176       2,862,044
   Occupancy and equipment                         521,985         460,224      1,065,802         981,924
   Advertising                                      64,485         111,358        110,945         214,061
   Real estate owned                                (1,548)          5,601           (638)         39,564
   Other                                           421,001         448,440        906,651         917,007
                                              ------------    ------------   ------------    ------------
     Total noninterest expenses                  2,275,470       2,358,682      4,648,936       5,014,600
                                              ------------    ------------   ------------    ------------
Income before income taxes                       1,098,876       1,063,997      1,996,354       1,492,559
Income tax expense                                 395,972         368,711        719,098         523,253
                                              ------------    ------------   ------------    ------------
NET INCOME                                    $    702,904    $    695,286      1,277,256    $    969,306
                                              ============    ============   ============    ============
NET INCOME PER SHARE:
   Basic                                      $       0.25    $       0.26   $       0.46    $       0.36
                                              ============    ============   ============    ============
   Diluted                                    $       0.25    $       0.25   $       0.45    $       0.34
                                              ============    ============   ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                         2,800,975       2,708,990      2,774,243       2,714,539
                                              ============    ============   ============    ============
   Diluted                                       2,816,418       2,796,544      2,816,297       2,811,555
                                              ============    ============   ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                         ACCUMULATED
                                                         ADDITIONAL         OTHER                             TOTAL
                                         COMMON          PAID-IN         COMPREHENSIVE      RETAINED       STOCKHOLDERS'
                                          STOCK          CAPITAL           INCOME           EARNINGS          EQUITY
                                    -------------        ----------      -------------      ---------      -------------

Balance, December  31, 2000         $   2,714,610        2,234,936            29,707       25,832,926       30,812,179
  Exercise of stock options               105,763          156,660               --               --           262,423
  Stock traded to exercise options
    (19,398 shares)                       (19,398)        (237,500)              --               --          (256,898)
  Other comprehensive
    income, net of taxes                      --               --             57,785              --            57,785
  Net income for period                       --               --                --         1,277,256        1,277,256
  Cash dividends ($.10 per share)             --               --                --          (280,098)        (280,098)
                                    -------------        ---------            ------       ----------       ----------
Balance, June 30, 2001              $   2,800,975        2,154,096            87,492       26,830,084       31,872,647
                                    =============        =========            ======       ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

               COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                  Six Months Ended
                                                                        June 30,
                                                                2001              2000
                                                            ------------    ------------
OPERATING ACTIVITIES:
  Net income                                                $  1,277,256    $    969,306
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Net accretion, amortization, and depreciation              329,044         331,974
      Net (gain) loss on sale securities                         (12,399)        287,282
      Gain on sale of loans                                       (2,420)           --
      Benefit from deferred income taxes                        (106,739)       (387,489)
      Loss on sale of premises and equipment                       3,318           2,634
      Loss (gain) on sales of foreclosed real estate              (6,086)         30,542
      Valuation losses on foreclosed real estate                   2,807            --
      Gain on sale of branch office                                 --          (582,583)
      Provision for loan losses                                  180,000         790,000
      Proceeds from sale of loans                                 27,115          34,685
      Changes in assets and liabilities:
        Accrued interest receivable                              132,890        (217,551)
        Prepaid expenses and other assets                        273,381         962,219
        Accrued interest payable                                 (12,092)         42,119
        Accrued expenses and other liabilities                   136,908          54,363
                                                            ------------    ------------
          Net cash provided by operating activities            2,222,983       2,317,501
                                                            ------------    ------------

INVESTING ACTIVITIES:
  Purchases of securities available for sale                 (37,518,037)           --
  Proceeds from sale of securities available for sale          5,994,375       6,277,957
  Proceeds from maturity of securities available for sale     10,004,133         189,762
  Proceeds from maturity of securities held to maturity        5,000,000            --
  Loan originations, net of principal repayments              (3,823,008)    (19,368,031)
  Proceeds from disposals of foreclosed real estate              177,990         217,510
  Purchases of premises and equipment                           (365,250)       (476,613)
  Proceeds from sale of premises and equipment                     5,375           3,450
  Net cash paid related to sale of branch office                    --        (5,156,761)
                                                            ------------    ------------
          Net cash used in investing activities              (20,524,422)    (18,312,726)
                                                            ------------    ------------

FINANCING ACTIVITIES:
  Net increase in deposits                                    11,672,525      23,431,050
  Proceeds from borrowed funds                                      --        28,000,000
  Principal payments on borrowed funds                            (2,131)    (35,002,017)
  Proceeds from issuance of common stock, net                      5,525         209,406
  Purchase and retirement of common stock                           --          (480,657)
  Dividends                                                     (280,098)       (135,454)
  Net change in escrow deposits                                  193,736         665,280
                                                            ------------    ------------
          Net cash provided by financing activities           11,589,557      16,687,608
                                                            ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (6,711,882)        692,383
CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                         17,898,568      15,592,010
                                                            ------------    ------------
  END OF PERIOD                                             $ 11,186,686    $ 16,284,393
                                                            ============    ============


(Continued)

                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                                                    SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                            2001                      2000
                                                                         -----------               ----------
Cash paid for:
  Interest                                                               $   9,806,793            $ 9,169,918
  Income taxes                                                                 764,583                872,879

Summary of noncash investing and financing activities:
  Transfer from loans to foreclosed real estate                                      -                283,049
  Unrealized gain on securities available for sale,
     net of taxes                                                               57,785                114,735

Transfer of securities from held to maturity to
  available for sale - fair value                                            5,946,000                   --

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Accounting  Policies:  The  significant  accounting  policies  followed  by
     --------------------
     Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 2000. The results of operations for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

4.   Comprehensive  Income:  Comprehensive  income  includes  net income and all
     ---------------------
     other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities. The following table sets forth the components of other comprehensive income and total comprehensive income for the three and six months ended June 30, 2001 and 2000:

                                                               THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                               --------------------------    --------------------------
                                                                   2001           2000           2001            2000
                                                               -----------    -----------    -----------    -----------
Net income                                                     $   702,904    $   695,286    $ 1,277,256    $   969,306
Other comprehensive income
   Realized (gain) losses on available for sale securities         (12,399)          --          (12,399)       287,282
   Unrealized gain (losses) on available for sale securities       (94,326)        66,759        107,129        (99,192)

Income tax (expense) benefit                                        41,623        (26,036)       (36,945)       (73,355)
                                                               -----------    -----------    -----------    -----------
Other comprehensive income (loss)                                  (65,102)        40,723         57,785        114,735
                                                               -----------    -----------    -----------    -----------
Comprehensive income                                           $   637,802    $   736,009    $ 1,335,041    $ 1,084,041
                                                               ===========    ===========    ===========    ===========


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

Cooperative Bank was chartered in 1898. The Bank's headquarters are located in Wilmington, North Carolina. Cooperative operates 17 financial centers throughout the coastal and inland communities of eastern North Carolina. These centers extend from Corolla, located on the Outer Banks of North Carolina, to Tabor City, located on the South Carolina border. The Bank's deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").

Through its financial centers, the Bank provides a wide range of banking products, including interest bearing and non-interest bearing checking accounts, certificates of deposit and individual retirement accounts. It offers an array of loan products: overdraft protection, commercial, consumer, agricultural, real estate, residential mortgage and home equity loans. Also offered are safe deposit boxes and automated banking services through ATMs and Access24 Phone Banking. In addition, the Bank offers discount brokerage services, annuity sales and mutual funds through a third party arrangement with UVEST Investment Services.

MISSION STATEMENT

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

MANAGEMENT STRATEGY

Cooperative Bank's lending activities have traditionally concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. In recent years, however, the Bank has emphasized origination of nonresidential real estate loans, home equity lines of credit loans, and secured and unsecured consumer and business loans. As of June 30, 2001, approximately $273.6 million, or 77.2%, of the Bank's loan portfolio consisted of loans secured by residential properties. This was down from approximately $291 million, or 82.9% at December 31, 2000. The Bank originates adjustable rate and fixed rate loans. As of June 30, 2001, adjustable rate and fixed rate loans totaled approximately 60.3% and 39.7%, respectively, of the Bank's total loan portfolio.

The Bank has chosen to begin selling a larger percentage of its fixed rate mortgage loan originations through broker dealer arrangements. This enables the Bank to invest its funds in higher yielding commercial loans, while increasing fee income. This is part of the continuing effort to restructure the balance sheet and operations to be more reflective of a commercial bank.

In April 2001, the Bank opened a branch in Whiteville, North Carolina, which is located in Columbus County. The branch is a full-service facility, including an ATM, with two full-time employees and one part-time employee.

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

At June 30, 2001, Cooperative had a one-year negative gap position of 3.9%. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, a large part of the Company's adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings, and money market deposit accounts. Experience has shown that the Company sees relatively modest repricing of these transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

LIQUIDITY

The Company's goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses, and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, deposits, income from operations and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta in an amount of up to 25% of the Bank's total assets. At June 30, 2001, the Bank's borrowed funds equaled 12.9% of its total assets. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition.

At June 30, 2001, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately $62.9 million, which represents 16.0% of deposits and borrowed funds as compared to $52.5 million or 13.7% of deposits and borrowed funds at December 31, 2000. The increase in liquid assets was primarily due to the investment of cash from increased retail deposits.

The Company's primary uses of liquidity are to fund loans and to make investments. At June 30, 2001, outstanding off-balance sheet commitments to extend credit totaled $26.0 million, and the undisbursed portion of construction loans was $27.8 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL

Stockholders' equity at June 30, 2001, was $31.9 million, up 3.4% from $30.8 million at December 31, 2000. Stockholders' equity at June 30, 2001 and December 31, 2000, includes unrealized gains net of tax, of $87,492 and $29,707, respectively, on securities available for sale marked to estimated fair market value.

Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At June 30, 2001, the Bank's leverage ratio of Tier I capital to average adjusted assets was 7.6%. The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of allowance for loan losses. At June 30, 2001, the Bank had a ratio of qualifying total capital to risk-weighted assets of 12.0%.

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

On June 21, 2001, the Company's Board of Directors approved a quarterly cash dividend of $.05 per share. The dividend was paid on July 16, 2001 to stockholders of record as of July 2, 2001. Any future payment of dividends is dependent on the financial condition and capital needs of the Company, requirements of regulatory agencies, and economic conditions in the marketplace.

FINANCIAL CONDITION AT JUNE 30, 2001, COMPARED TO DECEMBER 31, 2000

The Company's total assets increased 3.1% to $427.8 million at June 30, 2001, as compared to $414.7 million at December 31, 2000. The major changes in the assets are as follows: a decrease of $6.7 million (37.5%) in cash and cash equivalents, an increase of $27.6 million (172.0%) in securities available for sale, a decrease of $11.0 million (57.8%) in securities held to maturity and an increase of $3.7 million (1.1%) in loans. Although the Company has concentrated its lending activities on the origination of loans for the purpose of the constructing, financing or refinancing of residential properties, it is becoming more active in the origination of small loans secured by commercial properties. At June 30, 2001, approximately 22.8% of the Company's loan portfolio were loans secured by collateral other than residential properties, compared to 17.1% at December 31, 2000.

The Bank funded the increase in loans and securities with an $11.7 million (3.6%) increase in retail deposits, and other available liquid assets. The increase in retail deposits was in certificates with terms no greater than 7 months which management priced aggressively to meet its funding needs. Borrowed funds, collateralized through an agreement with the FHLB for advances, are secured by the Bank's investment in FHLB stock and qualifying first mortgage loans. At June 30, 2001, $20.0 million in borrowed funds mature in 1 year and $25.0 million of funds mature in 2 to 5 years. The remaining amount of borrowed funds mature in 2010.

The Company's non-performing assets (nonaccrual loans, loans 90 days or more delinquent and still accruing interest and foreclosed real estate) were $2.2 million or 0.52% of assets, at June 30, 2001, compared to $925 thousand, or 0.22% of assets, at December 31, 2000. The Company assumes an aggressive position in collecting delinquent loans and disposing of foreclosed assets to minimize balances of non-performing assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. While there can be no guarantee, in the opinion of management, the allowance for loan losses of $2.3 million at June 30, 2001, is adequate to cover probable losses inherent in the loan portfolio.

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

NET INCOME

Net income for the three and six-month periods ended June 30, 2001, increased 1.1% to $702,904 and 31.8% to $1.3 million, respectively, as compared to the same periods last year. The increase in net income for the six-month period ended June 30, 2001 can be attributed to decreases of $610 thousand and $366 thousand in provision for loan losses and noninterest expense, respectively. These decreases were partially offset by a reduction in net interest income of $424 thousand.

INTEREST INCOME

For the three-month period ended June 30, 2001, interest income decreased 1.3% as compared to the same period a year ago. The average balance of interest-earning assets increased 1.5% but the average yield decreased 21 basis points as compared to the same period a year ago. Interest income increased 1.0% for the six-month period ended June 30, 2001, as compared to the same period a year ago. The increase in interest income can be attributed to an increase in the average balance of interest-earning assets of 1.4%. The average yield only decreased 3 basis points to 7.81% as compared to

7.84%, for the same period a year ago. The increase in the average balance of interest earning assets had a positive effect on interest income while the reduction in yield had a negative impact on interest income.

INTEREST EXPENSE

Interest expense increased 1.7% for the three-month period ended June 30, 2001, as compared to the same period a year ago. This increase was due to the average balance of interest-bearing liabilities increasing 0.6% and the average cost increasing 5 basis points as compared to the same period a year ago. In the six-month period ended June 30, 2001, interest expense increased 6.3% as compared to the same period a year ago. The 0.6% increase in the average balance of interest-bearing liabilities and their subsequent increase in cost of funds principally contributed to the increase in interest expense. The average cost of interest-bearing liabilities increased 29 basis points to 5.28% as compared to 4.99% for the same period last year.

NET INTEREST INCOME

Net interest income for the three and six-month periods ended June 30, 2001, as compared to the same periods a year ago, decreased 5.6% and 6.7%, respectively. During these same periods, the yield on average interest-earning assets decreased 21 basis points and 3 basis points, respectively. For the same periods, the cost of average interest-bearing liabilities increased 5 basis points and 29 basis points, respectively. These differences can be attributed to the fact that more assets repriced within 30 days as compared to liabilities as a result of the rapidly declining interest rate environment during the entire six-month period ended June 30, 2001. Once interest rates stabilize, management expects the spread between the average yield on interest-earning assets and the average cost on interest-bearing liabilities to improve.

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

                                                                    For the quarter ended
                                                        JUNE 30, 2001                   JUNE 30, 2000
                                              --------------------------------  ------------------------------
(DOLLARS IN THOUSANDS)                                                Average                          Average
                                              Average                  Yield/   Average                 Yield/
                                              Balance    Interest      Cost     Balance   Interest      Cost
                                              -------    --------     -------   --------  --------     -------
Interest-earning assets:
   Securities and other
     interest-earning assets                 $ 49,037    $    704     5.74%    $ 49,557   $    725      5.85%
   Mortgage-backed and related securities       8,044         114     5.67%           0          0      0.00%
   Loan portfolio                             348,987       7,007     8.03%     350,478      7,200      8.22%
                                             --------    --------              --------   --------
    Total interest-earning assets             406,068    $  7,825     7.71%     400,035   $  7,925      7.92%
                                                         --------                         --------
Non-interest earning assets                    14,070                            13,241
                                             --------                          --------
Total assets                                 $420,138                          $413,276
                                             ========                          ========

Interest-bearing liabilities:
   Deposits                                   316,673       3,968     5.01%     304,464      3,674      4.83%
   Borrowed funds                              56,410         855     6.06%      66,280      1,070      6.46%
                                             --------    --------              --------   --------
    Total interest-bearing liabilities        373,083    $  4,823     5.17%     370,744   $  4,744      5.12%
                                                         --------                         --------
Non-interest bearing liabilities               15,013                            12,557
                                             --------                          --------

    Total liabilities                         388,096                           383,301
    Stockholders' equity                       32,042                            29,975
                                             --------                          --------
Total liabilities and stockholders' equity   $420,138                          $413,276
                                             ========                          ========
Net interest income                                      $  3,002                         $  3,181
                                                         ========                         ========
Interest rate spread                                                  2.54%                              2.80%
                                                                    ======                             ======
Net yield on interest-earning assets                                  2.96%                              3.18%

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                      108.8%                               107.9%
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

                                                                    For the six months ended
                                                        JUNE 30, 2001                   JUNE 30, 2000
                                              --------------------------------  ------------------------------
(DOLLARS IN THOUSANDS)                                                Average                          Average
                                              Average                  Yield/   Average                 Yield/
                                              Balance    Interest      Cost     Balance   Interest      Cost
                                              -------    --------     -------   --------  --------     -------
Interest-earning assets:
   Securities and other
     interest-earning assets                 $ 50,421    $  1,454     5.77%    $ 50,749   $  1,483      5.84%
   Mortgage-backed and related securities       4,730         137     5.79%       1,996         62      6.21%
   Loan portfolio                             347,877      14,152     8.14%     344,732     14,039      8.14%
                                             --------    --------              --------   --------
    Total interest-earning assets             403,028    $ 15,743     7.81%     397,477   $ 15,584      7.84%
                                                         --------                         --------
Non-interest earning assets                    13,925                            13,299
                                             --------                          --------
Total assets                                 $416,953                          $410,776
                                             ========                          ========

Interest-bearing liabilities:
   Deposits                                   315,507       8,093     5.13%     299,862      7,023      4.68%
   Borrowed funds                              55,756       1,702     6.11%      69,099      2,189      6.34%
                                             --------    --------              --------   --------
    Total interest-bearing liabilities        371,263    $  9,795     5.28%     368,961   $  9,212      4.99%
                                                         --------                         --------
Non-interest bearing liabilities               13,956                            11,870
                                             --------                          --------

    Total liabilities                         385,219                           380,831
    Stockholders' equity                       31,734                            29,945
                                             --------                          --------
Total liabilities and stockholders' equity   $416,953                          $410,776
                                             ========                          ========
Net interest income                                      $  5,948                         $  6,372
                                                         ========                         ========
Interest rate spread                                                  2.53%                              2.85%
                                                                    ======                             ======
Net yield on interest-earning assets                                  2.95%                              3.21%

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                      108.6%                               107.7%
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

                                             For the six months ended
                                         -------------------------------
                                          June 30, 2000 vs. June 30, 2001
                                         -------------------------------
                                                 Increase (Decrease)
                                                     Due to
                                         -------------------------------
                                          Volume      Rate        Total
                                         --------   --------    --------
(Dollars in thousands)
Interest income:
   Securities and other
     interest-earning assets             $   (10)   $   (19)   $   (29)
Mortgage-backed and related securities        79         (4)        75
Loan portfolio                               128        (15)       113
                                         -------    -------    -------
    Total interest-earning assets            197        (38)       159
                                         -------    -------    -------

Interest expense:
   Deposits                                  378        692      1,070
   Borrowed funds                           (410)       (77)      (487)
                                         -------    -------    -------
    Total interest-bearing liabilities       (32)       615        583
                                         -------    -------    -------
Net interest income                      $   229    $  (653)   $  (424)
                                         =======    =======    =======

PROVISION AND RESERVE FOR LOAN LOSSES

During the six-month period ended June 30, 2001 the Bank had net charge-offs against the allowance for loan losses of $55,000. The Bank added $180,000 to the allowance for loan losses for the current six-month period, increasing the balance to $2.3 million at June 30, 2001. The $790,000 provision in the six-month period ended June 30, 2000, included an increase of approximately $625,000 made in response to a detailed review of the Bank's loan portfolio. Management's decision to increase the loan loss reserve was considered appropriate in light of the successful expansion in the commercial loan portfolio. Due to the increases made to the provision last year, even though non-performing assets have increased, management considers the current level to be appropriate based on lending volume, the current level of delinquencies and other non-performing assets, overall economic conditions and other factors. Future increases to the allowance may be necessary, however, due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of additions to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

NONINTEREST INCOME

Noninterest income increased by 39.2% for the three-month period ended June 30, 2001, as compared to the same period a year ago. This increase can be attributed to deposit-related fees increasing 21.5% and fees and service charges on loans increasing 54.5%. The increase in deposit-related fees was due to an increase in the number of accounts and an increase in checking related fees. The increase in loan fees was mainly due to an increase in loan settlement service fees for loans processed for others. This program began in May 2000 and the volume has increased due to the favorable rate environment.

In the six-month period ended June 30, 2001, noninterest income decreased 5.2% as compared to the same period a year ago. The change in noninterest income can be attributed to a $582 thousand gain on the sale of a branch office offset by a $287 thousand loss on the sale of mortgage backed securities which occurred during the six months ended June 30, 2000. No similar transactions occurred during the six months ended June 30, 2001. In addition, deposit-related fees increased 21.2% and service charges and fees on loans increased 70.6% for the six-month period ended June 30, 2001, as compared to the same period a year ago.

NONINTEREST EXPENSES

For the six-month period ended June 30, 2001, noninterest expense decreased 7.3% as compared to the same period last year. Compensation and related costs decreased 10.3%. The decrease can be principally attributed to a modification to the defined benefit plan in 2000 and the early retirement of certain employees at December 31, 2000. Occupancy and equipment expense increased by 8.5%. This increase can be attributed to additional maintenance necessary to keep the buildings and equipment in good repair, rental increases, opening a new branch, property tax increases, increases in the cost of data processing services and normal increases in utility expenses. The reduction of $103 thousand in advertising can be attributed to a more conservative advertising policy. The reasons for the changes in the three-month period ended June 30, 2001 as compared to the same period last year are identical to the six-month period ended June 30, 2001.

INCOME TAXES

The effective tax rate for both the three and six- month periods ended June 30, 2001 and 2000 was 36.0% as compared to 34.7% and 35.1%, respectively, for the same periods last year.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, the discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations, and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include the continued availability of commercial lending opportunities in the Company's market area, a change in the ability of the Company to sell fixed rate loan originations, an increase in nonperforming assets, changes in the economy and interest rates generally, changes in regulations affecting the Company or the Bank or changes in the economic conditions in the Company's market area.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

           Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a)  Not applicable

      (b)  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      (a)  Not applicable

      (b)  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (1) Annual Meeting of Stockholders, April 27, 2001
                  (a) Election of Directors

                                                           FOR                                    WITHHELD
                                                 NUMBER         PERCENTAGE                NUMBER             PERCENTAGE
                                                OF VOTES         OF VOTES                 OF VOTES            OF VOTES
Russell M. Carter                               2,075,209         88.75                   263,083               11.25
James D. Hundley, M.D.                          2,075,209         88.75                   263,083               11.25
O. Richard Wright, Jr.                          2,073,209         88.66                   265,083               11.34


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







                                           COOPERATIVE BANKSHARES, INC.


Dated: August 13, 2001                   /s/ Frederick Willetts, III
                                         --------------------------------------
                                         President and Chief Executive Officer



Dated: August 13, 2001                   /s/ Todd L. Sammons
                                         --------------------------------------
                                         Treasurer and Chief Financial Officer