Form 10-Q
period 2001-09-30
COOPERATIVE BANKSHARES INC
filed 2001-11-09
CIK 923529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                            -------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

                         Commission File Number: 0-24626
                                                 -------


COOPERATIVE BANKSHARES, INC.
---------------------------
(Exact name of registrant as specified in its charter)

North Carolina                                                  56-1886527
-------------------------------------------------            -------------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                             Identification No.)

201 Market Street, Wilmington, North Carolina                         28401
---------------------------------------------                       ----------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:              (910) 343-0181
                                                                 --------------


     Former name, former address and former fiscal year, if changed since last report.

--------------------------------------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes [X]  No  [ ]


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,823,271 shares at November 2, 2001
                  ------------------------------------

TABLE OF CONTENTS




                                                                            Page

Part I            Financial Information

     Item 1       Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition,
                  September 30, 2001, and December 31, 2000                 2

                  Consolidated Statements of Operations, for the three
                  and nine months ended September 30, 2001 and 2000         3

                  Consolidated Statements of Stockholders' Equity,
                  for the nine months ended September 30, 2001              4

                  Consolidated Statements of Cash Flows, for the
                  nine months ended September 30, 2001 and 2000             5-6

                  Notes to Consolidated Financial Statements                7-8

     Item 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8-14

Part II           Other Information                                         15

Signatures                                                                  16

         Exhibit 11 - Statement Regarding Computation of Earnings
                      Per Share                                             17

                PART 1-FINANCIAL INFORMATION-FINANCIAL STATEMENTS
             COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            SEPTEMBER 30, 2001         December 31, 2000*
                                                                            ------------------         ------------------
                                                                              (UNAUDITED)
                                ASSETS
  Cash and due from banks, noninterest-bearing                                 $  9,340,438                $  3,904,275
  Interest-bearing deposits in other banks                                          101,620                  14,244,161
                                                                               ------------                ------------
    Total cash and cash equivalents                                               9,442,058                  18,148,436
  Securities:
    Available for sale (amortized cost of $38,840,238 in September 2001
     and $16,000,677 in December 2000)                                           39,441,013                  16,049,376
    Held to maturity (estimated market value of $8,232,190 in September
     2001 and $18,553,526 in December 2000)                                       8,000,000                  18,977,776
  FHLB stock                                                                      3,755,300                   3,755,300
  Loans                                                                         366,683,985                 349,645,598
   Less allowance for loan losses                                                 2,377,552                   2,159,663
                                                                               ------------                ------------
    Net loans                                                                   364,306,433                 347,485,935
  Other real estate owned                                                         1,080,372                     234,711
  Accrued interest receivable                                                     2,668,046                   2,776,404
  Premises and equipment, net                                                     6,212,917                   6,272,610
  Other assets                                                                    8,874,889                   1,260,232
                                                                               ------------                ------------
          Total assets                                                         $443,781,028                $414,960,780
                                                                               ============                ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits                                                                     $340,615,280                $327,312,324
  Borrowed funds                                                                 68,098,259                  55,101,477
  Escrow deposits                                                                   712,043                     560,775
  Accrued interest payable                                                          320,687                     300,396
  Accrued expenses and other liabilities                                          1,024,765                     873,629
                                                                               ------------                ------------
       Total liabilities                                                        410,771,034                 384,148,601
                                                                               ------------                ------------
Stockholders' equity:
  Preferred stock, $1 par value, 3,000,000 shares authorized,
    no shares issued and outstanding                                                     --                          --
  Common stock, $1 par value, 7,000,000 shares authorized,
    2,823,271 and 2,714,610 shares issued and outstanding                         2,823,271                   2,714,610
  Additional paid-in capital                                                      2,325,864                   2,234,936
  Accumulated other comprehensive income                                            366,473                      29,707
  Retained earnings                                                              27,494,386                  25,832,926
                                                                               ------------                ------------
       Total stockholders' equity                                                33,009,994                  30,812,179
                                                                               ------------                ------------
          Total liabilities and stockholders' equity                           $443,781,028                $414,960,780
                                                                               ============                ============
Book value per common share                                                    $      11.69                $      11.35
                                                                               ============                ============
*Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

                  COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                   2001          2000          2001             2000
                                                ----------     ----------    -----------    -----------
INTEREST INCOME:
  Loans                                         $7,034,182     $7,332,808    $21,186,198    $21,372,189
  Securities                                       748,095        572,311      1,980,307      1,773,247
  Other                                             23,640         81,305        251,975        280,472
  Dividends on FHLB stock                           63,892         73,156        194,221        217,879
                                                ----------     ----------    -----------    -----------
       Total interest income                     7,869,809      8,059,580     23,612,701     23,643,787
                                                ----------     ----------    -----------    -----------
INTEREST EXPENSE:
  Deposits                                       3,857,524      3,922,804     11,950,354     10,946,132
  Borrowed funds                                   889,419      1,081,857      2,591,290      3,270,566
                                                ----------     ----------    -----------    -----------
       Total interest expense                    4,746,943      5,004,661     14,541,644     14,216,698
                                                ----------     ----------    -----------    -----------

NET INTEREST INCOME                              3,122,866      3,054,919      9,071,057      9,427,089
Provision for loan losses                          120,000         90,000        300,000        880,000
                                                ----------     ----------    -----------    -----------
       Net interest income after provision
         for loan losses                         3,002,866      2,964,919      8,771,057      8,547,089
                                                ----------     ----------    -----------    -----------
NONINTEREST INCOME:
   Net gains on sale of loans                           --             --          2,420             --
   Net gains (losses) on sale of securities         98,086             --        110,485       (287,282)
   Service charges and fees on loans               176,025        105,956        511,240        302,469
   Deposit-related fees                            257,946        228,342        781,840        660,704
   Gain on sale of branch                               --             --             --        582,583
   Other income, net                                   813            363          3,984          1,176
                                                ----------     ----------    -----------    -----------
       Total noninterest income                    532,870        334,661      1,409,969      1,259,650
                                                ----------     ----------    -----------    -----------
NONINTEREST EXPENSE:
   Compensation and fringe benefits              1,223,555      1,211,660      3,789,730      4,073,704
   Occupancy and equipment                         540,116        480,646      1,605,919      1,462,570
   Advertising                                      89,984         84,105        200,929        298,166
   Real estate owned                                 5,594          5,248          4,957        (34,316)
   Other                                           432,811        379,937      1,339,461      1,376,072
                                                ----------     ----------    -----------    -----------
     Total noninterest expenses                  2,292,060      2,161,596      6,940,996      7,176,196
                                                ----------     ----------    -----------    -----------

Income before income taxes                       1,243,676      1,137,984      3,240,030      2,630,543
Income tax expense                                 438,211        410,306      1,157,309        933,559
                                                ----------     ----------    -----------    -----------
NET INCOME                                      $  805,465     $  727,678    $ 2,082,721    $ 1,696,984
                                                ==========     ==========    ===========    ===========
NET INCOME PER SHARE:
   Basic                                        $     0.29     $     0.27    $      0.75    $      0.63
                                                ==========     ==========    ===========    ===========
   Diluted                                      $     0.28     $     0.26    $      0.74    $      0.60
                                                ==========     ==========    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                         2,814,347      2,714,519      2,787,611      2,714,084
                                                ==========     ==========    ===========    ===========
   Diluted                                       2,828,829      2,800,564      2,820,185      2,807,443
                                                ==========     ==========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                         ACCUMULATED
                                                         ADDITIONAL         OTHER                             TOTAL
                                         COMMON          PAID-IN         COMPREHENSIVE      RETAINED       STOCKHOLDERS'
                                          STOCK          CAPITAL           INCOME           EARNINGS          EQUITY
                                         ------          ----------      -------------      --------       ------------
Balance, December  31, 2000            $2,714,610        2,234,936            29,707       25,832,926       30,812,179
  Exercise of stock options               128,059          328,428                --               --          456,487
  Stock traded to exercise options
    (19,398 shares)                       (19,398)        (237,500)               --               --         (256,898)
  Other comprehensive
    income, net of taxes                       --               --           336,766               --          336,766
  Net income for period                        --               --                --        2,082,721        2,082,721
  Cash dividends ($.15 per share)              --               --                --         (421,261)        (421,261)
                                       ----------        ---------           -------       ----------       ----------
Balance, September 30, 2001            $2,823,271        2,325,864           366,473       27,494,386       33,009,994
                                       ==========        =========           =======       ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

               COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30
                                                                                          2001                    2000
                                                                                     ------------            ------------
OPERATING ACTIVITIES:
  Net income                                                                          $ 2,082,721             $ 1,696,984
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Net accretion, amortization, and depreciation                                       525,593                 493,504
      Net (gain) loss on sale securities                                                 (110,485)                287,282
      Gain on sale of loans                                                                (2,420)                     --
      Benefit from deferred income taxes                                                 (168,527)               (366,498)
      Loss on sale of premises and equipment                                                3,318                   2,670
      Loss (gain) on sales of foreclosed real estate                                       (6,956)                 22,681
      Valuation losses on foreclosed real estate                                            2,807                      --
      Gain on sale of branch office                                                            --                (582,583)
      Provision for loan losses                                                           300,000                 880,000
  Proceeds from sale of loans                                                              27,115                  34,685
  Changes in assets and liabilities:
      Accrued interest receivable                                                         108,358                (439,910)
      Other assets                                                                     (7,661,439)                655,561
      Accrued interest payable                                                             20,291                 (47,928)
      Accrued expenses and other liabilities                                              151,136                     681
                                                                                     ------------            ------------
          Net cash provided by (used in) operating activities                          (4,728,488)              2,637,129
                                                                                     ------------            ------------
INVESTING ACTIVITIES:
  Purchases of securities available for sale                                          (62,517,100)                     --
  Purchases of securities held to maturity                                                     --                (986,604)
  Proceeds from sale of securities available for sale                                  28,092,663               6,277,957
  Proceeds from maturity of securities available for sale                              17,645,964                 190,562
  Proceeds from maturity of securities held to maturity                                 5,000,000                      --
  Loan originations, net of principal repayments                                      (18,225,565)            (16,720,488)
  Proceeds from disposals of foreclosed real estate                                       238,860                 353,420
  Purchases of premises and equipment                                                    (453,464)               (620,049)
  Proceeds from sale of premises and equipment                                             11,418                  19,950
  Net cash paid related to sale of branch office                                               --              (5,156,761)
                                                                                     ------------            ------------
          Net cash used in investing activities                                       (30,207,224)            (16,642,013)
                                                                                     ------------            ------------
FINANCING ACTIVITIES:
  Net increase in deposits                                                             13,302,956              21,911,243
  Proceeds from borrowed funds                                                         13,000,000              35,000,000
  Principal payments on borrowed funds                                                     (3,218)            (47,003,046)
  Proceeds from issuance of common stock, net                                             199,589                 210,286
  Purchase and retirement of common stock                                                      --                (480,657)
  Dividends                                                                              (421,261)               (271,158)
  Net change in escrow deposits                                                           151,268                 520,820
                                                                                     ------------            ------------
          Net cash provided by financing activities                                    26,229,334               9,887,488
                                                                                     ------------            ------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                  (8,706,378)             (4,117,396)
CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                                                  18,148,436              15,985,384
                                                                                     ------------            ------------
  END OF PERIOD                                                                      $  9,442,058            $ 11,867,988
                                                                                     ============            ============

(Continued)

                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                                                   NINE MONTHS ENDED
                                                                                    SEPTEMBER 30
                                                                              2001                    2000
                                                                           -----------            -----------
Cash paid for:
  Interest                                                                 $14,521,353            $14,252,110
  Income taxes                                                               1,254,583              1,306,879

Summary of noncash investing and financing activities:
  Transfer from loans to foreclosed real estate                              1,080,372                283,049
  Unrealized gain on securities available for sale, net of taxes               336,766                213,972
  Transfer of securities from held to maturity to
    available for sale-fair value                                            5,946,000                     --

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Accounting  Policies:  The  significant  accounting  policies  followed  by
     --------------------
     Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 2000. The results of operations for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

3.   Earnings  Per Share:  Earnings  per share are  calculated  by dividing  net
     -------------------
     income by the sum of the weighted average number of common shares outstanding and the dilutive common equivalent shares outstanding. Common equivalent shares consist of stock options issued and outstanding. In determining the number of equivalent shares outstanding, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at average market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise.

4.   Comprehensive  Income:  Comprehensive  income  includes  net income and all
     ---------------------
     other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities. The following table sets forth the components of other comprehensive income and total comprehensive income for the three and nine months ended September 30, 2001 and 2000:

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                           2001            2000           2001            2000
                                                        ----------      ---------      ----------      ----------
Net income                                              $  805,465      $ 727,678      $2,082,721      $1,696,984
Other comprehensive income
   Realized (gains) losses on available
      for sale securities                                  (98,086)            --        (110,485)        287,282
   Unrealized gains (losses) on available
      for sale securities                                  555,432        162,684         662,560          63,492

Income tax expense                                        (178,365)       (63,447)       (215,309)       (136,802)
                                                        ----------      ---------      ----------      ----------
Other comprehensive income                                 278,981         99,237         336,766         213,972
                                                        ----------      ---------      ----------      ----------
Comprehensive income                                    $1,084,446      $ 826,915      $2,419,487      $1,910,956
                                                        ==========      =========      ==========      ==========

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

6.   Statement  of  Financial  Accounting  Standards  No.  141:  This  Statement
     ---------------------------------------------------------
     improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method--the purchase method. Use of the pooling-of-interests method is not longer permitted. Statement 141 requires that the purchase method be used for business combination initiated after June 30, 2001. Management of the Company anticipates that SFAS No. 141 will not have a material effect on the Company's results of operations or its financial position.

7.   Statement  of  Financial  Accounting  Standards  No.  142:  This  statement
     ---------------------------------------------------------
     requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of the Statement, which will be January 1, 2002. Management of the company anticipates that due to the fact that it does not have goodwill or other intangible assets, the adoption of SFAS No. 142 will not have a material effect on the company's results of operations or its financial position.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Cooperative Bankshares, Inc. (the "Company") is a registered bank holding company incorporated in North Carolina in 1994. The Company was formed for the purpose of serving as the holding company for Cooperative Bank for Savings, Inc., SSB ("Cooperative Bank" or the "Bank"); a North Carolina chartered savings bank. The Company's primary activities consist of holding the stock of Cooperative Bank and operating the business of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Cooperative Bank.

Cooperative Bank was chartered in 1898. The Bank's headquarters are located in Wilmington, North Carolina. Cooperative operates 17 financial centers throughout the coastal and inland communities of eastern North Carolina. These centers extend from Corolla, located on the Outer Banks of North Carolina, to Tabor City, located on the South Carolina border. The Federal Deposit Insurance Corporation ("FDIC") insures the Bank's deposit accounts up to applicable limits.

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

MANAGEMENT STRATEGY

Cooperative Bank's lending activities have traditionally concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. In recent years, however, the Bank has emphasized origination of nonresidential real estate loans, home equity lines of credit loans, and secured and unsecured consumer and business loans. As of September 30, 2001, approximately $279.6 million, or 76.0%, of the Bank's loan portfolio consisted of loans secured by residential properties. This was down from approximately $291 million, or 82.9% at December 31, 2000. The Bank originates adjustable rate and fixed rate loans. As of September 30, 2001, adjustable rate and fixed rate loans totaled approximately 62.0% and 38.0%, respectively, of the Bank's total loan portfolio.

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

At September 30, 2001, Cooperative had a one-year negative gap position of 1.9%. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, a large part of the Company's adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings, and money market deposit accounts. Experience has shown that the Company sees relatively modest repricing of these transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

LIQUIDITY

The Company's goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses, and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, deposits, income from operations and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta in an amount of up to 25% of the Bank's total assets. At September 30, 2001, the Bank's borrowed funds equaled 15.3% of its total assets. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition.

At September 30, 2001, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately $57.1 million, which represents 14.0% of deposits and borrowed funds as compared to $52.8 million or 13.8% of deposits and borrowed funds at December 31, 2000. The increase in liquid assets was primarily due to the investment of cash from increased retail deposits and borrowed funds.

The Company's primary uses of liquidity are to fund loans and to make investments. At September 30, 2001, outstanding off-balance sheet commitments to extend credit totaled $28.7 million, and the undisbursed portion of construction loans was $27.7 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL

Stockholders' equity at September 30, 2001, was $33.0 million, up 7.1% from $30.8 million at December 31, 2000. Stockholders' equity at September 30, 2001 and December 31, 2000, includes unrealized gains, net of tax, of $366,473 and $29,707, respectively, on securities available for sale marked to estimated fair market value.

Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At September 30, 2001, the Bank's leverage ratio of Tier I capital to average adjusted assets was 7.5%. The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of allowance for loan losses. At September 30, 2001, the Bank had a ratio of qualifying total capital to risk-weighted assets of 11.4%.

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

On September 20, 2001, the Company's Board of Directors approved a quarterly cash dividend of $.05 per share. The dividend was paid on October 16, 2001 to stockholders of record as of October 1, 2001. Any future payment of dividends is dependent on the financial condition and capital needs of the Company, requirements of regulatory agencies, and economic conditions in the marketplace.


FINANCIAL CONDITION AT SEPTEMBER 30, 2001, COMPARED TO DECEMBER 31, 2000

The Company's total assets increased 6.9% to $443.8 million at September 30, 2001, as compared to $415.0 million at December 31, 2000. The major changes in the assets are as follows: a decrease of $8.7 million (48.0%) in cash and cash equivalents, an increase of $23.4 million (145.7%) in securities available for sale, a decrease of $11.0 million (57.8%) in securities held to maturity, an increase of $17.0 million (4.9%) in loans and an increase of 7.6 million (604.2%) in other assets.

The increase in other assets was due to the cash surrender value of bank owned life insurance that was purchased during the quarter. Although the Company has concentrated its lending activities on the origination of loans for the purpose of the constructing, financing or refinancing of residential properties, it is becoming more active in the origination of small loans secured by commercial properties. At September 30, 2001, approximately 24.0% of the Company's loan portfolio were loans secured by collateral other than residential properties, compared to 17.1% at December 31, 2000.

The Bank funded the increase in loans, securities and other assets with a $13.3 million (4.1%) increase in retail deposits, a $13.0 million (23.6%) increase in borrowed funds and other available liquid assets. The increase in retail deposits was in certificates with terms no greater than 7 months which management priced aggressively to meet its funding needs. Borrowed funds, collateralized through an agreement with the FHLB for advances, are secured by the Bank's investment in FHLB stock and qualifying first mortgage loans. At September 30, 2001, $20.0 million in borrowed funds mature in 1 year and $25.0 million of funds mature in 2 to 5 years. The remaining amount of borrowed funds mature in 2010 or 2011.

The Company's non-performing assets (nonaccrual loans, loans 90 days or more delinquent and still accruing interest and foreclosed real estate) were $3.1 million or 0.70% of assets, at September 30, 2001, compared to $925 thousand, or 0.22% of assets, at December 31, 2000. Foreclosed real estate increased to $1,080,372 at September 30, 2001, from $234,711 at December 31, 2000, but only two properties make up this balance. The Company assumes an aggressive position in collecting delinquent loans and disposing of foreclosed assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. While there can be no guarantee, in the opinion of management, the allowance for loan losses of $2.4 million at September 30, 2001, is adequate to cover probable losses inherent in the loan portfolio.

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

NET INCOME

Net income for the three and nine-month periods ended September 30, 2001, increased 10.7% to $805,465 and 22.7% to $2.1 million, respectively, as compared to the same periods last year. The increase in net income for the nine-month period ended September 30, 2001 can be attributed to decreases of $580 thousand and $235 thousand in provision for loan losses and noninterest expense, respectively and an increase of $150 thousand in noninterest income. These changes were partially offset by a reduction in net interest income of $356 thousand and an increase in income tax expense of $224 thousand.

INTEREST INCOME

For the three-month period ended September 30, 2001, interest income decreased 2.4% as compared to the same period a year ago. The average balance of interest-earning assets increased 3.9% but the average yield decreased 48 basis points as compared to the same period a year ago. Interest income decreased 0.1%, for the nine-month period ended September 30, 2001, as compared to the same period a year ago. The average balance of interest-earning assets increased 2.2%, while the average yield decreased 18 basis points to 7.70% as compared to 7.88%, for the same period a year ago. The increase in the average balance of interest earning assets had a positive effect on interest income while the reduction in yield had a negative impact on interest income.

INTEREST EXPENSE

Interest expense decreased 5.1% for the three-month period ended September 30, 2001, as compared to the same period a year ago. This decrease was due to the average cost of interest-bearing liabilities decreasing 48 basis points as compared to the same period a year ago. In the nine-month period ended September 30, 2001, interest expense increased 2.3% as compared to the same period a year ago. The 1.8% increase in the average balance of interest-bearing liabilities and their subsequent increase in cost of funds principally contributed to the increase in interest expense. The average cost of interest-bearing liabilities increased 3 basis points to 5.16% as compared to 5.13% for the same period last year.

NET INTEREST INCOME

Net interest income for the three and nine-month periods ended September 30, 2001, as compared to the same periods a year ago, increased 2.2% and decreased 3.8%, respectively. During these same periods, the yield on average interest-earning assets decreased 48 basis points and 18 basis points, respectively. For the same periods, the cost of average interest-bearing liabilities decreased 48 basis points and increased 3 basis points, respectively. The nine-month difference can be attributed to the fact that more assets reprice within 30 days as compared to liabilities as a result of the rapidly declining interest rate environment during the entire nine-month period ended September 30, 2001. Once interest rates stabilize, management expects the spread between the average yield on interest-earning assets and the average cost on interest-bearing liabilities to improve.

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

                                                                 For the quarter ended
                                                     SEPTEMBER 30, 2001           SEPTEMBER 30, 2000
                                               ------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                             Average                          Average
                                               Average              Yield/     Average               Yield/
                                               Balance   Interest   Cost       Balance   Interest     Cost
                                               -------   --------  -------     -------   --------   -------
Interest-earning assets:
   Interest-bearing deposits in other banks     $  2,464  $   24    3.90%     $  8,208    $   81     3.95%
   Securities:
        Available for sale                        42,420     634    5.98%       21,001       313     5.96%
        Held to maturity                           8,000     114    5.70%       18,501       260     5.62%
   FHLB stock                                      3,755      64    6.82%        3,755        73     7.78%
   Loan portfolio                                360,529   7,034    7.80%      350,078     7,333     8.38%
                                                --------  ------              --------    ------
    Total interest-earning assets                417,168   7,870    7.55%      401,543     8,060     8.03%
Non-interest earning assets                       16,704                        11,956
                                                --------                      --------
Total assets                                    $433,872                      $413,499
                                                ========                      ========

Interest-bearing liabilities:
   Deposits                                      323,613   3,858    4.77%      304,774     3,923     5.15%
   Borrowed funds                                 60,860     889    5.84%       64,831     1,082     6.68%
                                                --------  ------              --------    ------
    Total interest-bearing liabilities           384,473  $4,747    4.94%      369,605    $5,005     5.42%
Non-interest bearing liabilities                  16,745  ------                13,329    ------

    Total liabilities                            401,218                       382,934
    Stockholders' equity                          32,654                        30,565
                                                --------                      --------
Total liabilities and stockholders' equity      $433,872                      $413,499
                                                ========                      ========
Net interest income                                       $3,123                          $3,055
                                                          ======                          ======
Interest rate spread                                                2.61%                            2.61%
                                                                  ======                           ======
Net yield on interest-earning assets                                2.99%                            3.04%
                                                                  ======                           ======
Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                     108.5%                           108.6%
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

                                                               For the nine months ended
                                                    SEPTEMBER 30, 2001               SEPTEMBER 30, 2000
                                               --------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                              Average                           Average
                                               Average              Yield/      Average                Yield/
                                               Balance   Interest    Cost       Balance      Interest   Cost
                                               -------   --------   -------     -------      -------- -------
Interest-earning assets:
   Interest-bearing deposits in other banks    $8,947    $   252    3.76%      $  9,317      $   280    4.01%
   Securities:
        Available for sale                     35,927      1,669    6.19%        22,333          988    5.90%
        Held to maturity                        8,041        312    5.17%        18,182          786    5.76%
   FHLB stock                                   3,755        194    6.89%         3,755          218    7.74%
   Loan portfolio                             352,094     21,186    8.02%       346,514       21,372    8.22%
                                             --------    -------               --------      -------
    Total interest-earning assets             408,764    $23,613    7.70%       400,101      $23,644    7.88%
Non-interest earning assets                    13,829    -------                 11,584      -------
                                             --------                          --------
Total assets                                 $422,593                          $411,685
                                             ========                          ========

Interest-bearing liabilities:
   Deposits                                   318,209     11,951    5.01%       301,499       10,946    4.84%
   Borrowed funds                              57,457      2,591    6.01%        67,676        3,271    6.44%
                                             --------    -------               --------      -------
    Total interest-bearing liabilities        375,666    $14,542    5.16%       369,175      $14,217    5.13%
Non-interest bearing liabilities               14,887    -------                 12,359      -------
                                             --------                          --------
    Total liabilities                         390,553                           381,534
    Stockholders' equity                       32,040                            30,151
                                             --------                          --------
Total liabilities and stockholders' equity   $422,593                          $411,685
                                             ========                          ========
Net interest income                                      $ 9,071                             $ 9,427
                                                         =======                             =======
Interest rate spread                                                2.53%                               2.74%
                                                                  ======                              ======
Net yield on interest-earning assets                                2.96%                               3.14%
                                                                  ======                              ======
Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                     108.8%                              108.4%
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

                                                                    For the nine months ended
                                                            September 30, 2000 vs. September 30, 2001
                                                                       Increase (Decrease)
                                                                             Due to
                                                               ------------------------------------
(DOLLARS IN THOUSANDS)
                                                               Volume         Rate           Total
                                                               ------        --------       -------
Interest income:
   Interest-bearing deposits in other banks                    $ (11)         $ (17)         $ (28)
   Securities:
        Available for sale                                       629             52            681
        Held to maturity                                        (401)           (73)          (474)
   FHLB stock                                                     --            (24)           (24)
   Loan portfolio                                                341           (527)          (186)
                                                               -----         ------         ------
    Total interest-earning assets                                558           (589)           (31)
                                                               -----         ------         ------

Interest expense:
   Deposits                                                      620            385          1,005
   Borrowed funds                                               (472)          (208)          (680)
                                                               -----         ------         ------
    Total interest-bearing liabilities                           148            177            325
                                                               -----         ------         ------
Net interest income                                            $ 410         $ (766)        $ (356)
                                                               =====         ======         ======


PROVISION AND RESERVE FOR LOAN LOSSES

During the nine-month period ended September 30, 2001 the Bank had net charge-offs against the allowance for loan losses of $82,111 compared to $92,801 for the same period in 2000. The Bank added $300,000 to the allowance for loan losses for the current nine-month period, increasing the balance to $2.4 million at September 30, 2001. The $880,000 provision in the nine-month period ended September 30, 2000 included an increase of approximately $625,000 made in response to a detailed review of the Bank's loan portfolio and was considered appropriate in light of the successful expansion in the commercial loan portfolio. The 2001 provision for loan losses of $300,000 represents an increase of $45,000 when compared to the 2000 provision, excluding the effect of the $625,000 special provision made in the nine months ended September 30, 2000. This increase is attributable to the growth in loans as well as current economic conditions. The increase in non-performing loans did not have a significant effect on the provision for loan losses in 2001 since these loans are considered to be both well secured and in the process of collection. Future increases to the allowance may be necessary, however, due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of additions to the allowance for loan losses based on their judgments of information available to them at the time of their examination.


NONINTEREST INCOME

Noninterest income increased by 59.2% for the three-month period ended September 30, 2001, as compared to the same period a year ago. This increase can be attributed to deposit-related fees increasing 13.0%, fees and service charges on loans increasing 66.1% and gains on sale of securities of $98,086. The increase in deposit-related fees was due to an increase in the number of accounts and an increase in checking related fees. The increase in service charges and fees on loans was mainly due to an increase in loan settlement service fees for loans processed for others. This program began in May 2000 and the volume has increased due to the favorable rate environment. There were no gains on sales of securities for the three-month period ended September 30, 2000.

In the nine-month period ended September 30, 2001, noninterest income increased 11.9% as compared to the same period a year ago. The change in noninterest income can be attributed to the increase in deposit-related fees of 18.3% and the 69.0% increase in service charges and fees on loans. In addition, there was an $110,485 gain on sale of securities during the nine-month period ended September 30, 2001 as compared to a $287,282 loss on sale of securities during the same period a year ago. The company realized a $582,583 gain on the sale of a branch during the nine months ended September 30, 2000. No similar transaction occurred during the nine months ended September 30, 2001.

NONINTEREST EXPENSES

For the nine-month period ended September 30, 2001, noninterest expense decreased 3.3% as compared to the same period last year. Compensation and related costs decreased 7.0%. The decrease can be principally attributed to a modification to the defined benefit plan in 2000 and the early retirement of certain employees at December 31, 2000. Occupancy and equipment expense increased by 9.9%. This increase can be attributed to additional maintenance necessary to keep the buildings and equipment in good repair, rental increases, opening a new branch, property tax increases, increases in the cost of data processing services and normal increases in utility expenses. The reduction of $97 thousand in advertising can be attributed to a more conservative advertising policy. Noninterest expense for the three-month period ended September 30, 2001 as compared to the same period last year increased $130 thousand, of which $59 thousand can be attributed to an increase in occupancy & equipment expense.

INCOME TAXES

The effective tax rate for both the three and nine-month periods ended September 30, 2001 was 35.2% and 35.7% respectively, as compared to 36.1% and 35.5% for the same periods last year.

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

     (c)  Not applicable

     (d)  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     (a)  Not applicable

     (b)  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.  OTHER INFORMATION

           None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          Exhibit 11.  Computation of Earnings Per Share

     (b)  Not applicable

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                         COOPERATIVE BANKSHARES, INC.

Dated:  November 9, 2001                 /s/ Frederick Willetts, III
                                         -------------------------------------
                                         President and Chief Executive Officer



Dated:   November 9, 2001                /s/ Todd L. Sammons
                                         -------------------------------------
                                         Treasurer and Chief Financial Officer