Form 10-K
period 2001-12-31
COOPERATIVE BANKSHARES INC
filed 2002-03-29
CIK 923529

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________________ to ________________

                         Commission File Number: 0-24626
                                                 -------

                          COOPERATIVE BANKSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           North Carolina                                         56-1886527
---------------------------------------------                  ----------------
(State or other jurisdiction of incorporation                  (I.R.S. Employer
or organization)                                             Identification No.)

201 Market Street, Wilmington, North Carolina                      28401
---------------------------------------------                     ---------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 27, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the NASDAQ Stock Market was $27,897,607 (2,317,077 shares at $12.04 per share). For purposes of this calculation, directors, executive officers and beneficial owners of more than 10% of the registrant's outstanding voting stock are treated as affiliates.

As of March 22, 2002, there were issued and outstanding 2,835,447 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 2001. (Parts I and II)

2. Portions of Proxy Statement for the 2002 Annual Meeting of Stockholders. (Part III)

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

     COOPERATIVE BANK. Chartered in 1898, the Bank's headquarters is located in Wilmington, North Carolina. Cooperative operates 17 financial centers throughout the coastal and inland communities of eastern North Carolina. These centers extend from Corolla, located on the Outer Banks of North Carolina, to Tabor City, located on the South Carolina border. The Bank's deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2001, Cooperative Bank had total assets of $458.1 million, deposits of $339.8 million and stockholders' equity of $33.6 million.

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

     The Bank has chosen to sell a larger percentage of its fixed rate mortgage loan originations through broker arrangements. This enables the Bank to invest its funds in commercial loans, while increasing fee income. This is part of the continuing effort to restructure the balance sheet and operations to be more reflective of a commercial bank.

     A new financial center was opened in Whiteville, North Carolina, (Columbus County) in April of 2001.

     The common stock of Cooperative Bankshares, Inc. is traded on the NASDAQ National Market under the symbol "COOP".

MARKET AREA

     Cooperative Bank considers its primary market area to be the communities of eastern North Carolina extending from the Virginia to the South Carolina borders. The market is generally segmented into the coastal communities and the inland areas. The economies of the coastal communities (concentrated in Dare, Carteret, Currituck, Onslow, Pender, New Hanover and Brunswick Counties) are seasonal and largely dependent on the summer tourism industry. The economy of Wilmington (the largest city in the market area), a historic seaport with a population of approximately 92,000 is also reliant upon summer tourism but is diversified into the chemicals, shipping, aircraft engines, and fiber optics industries. Wilmington also serves as a regional retail center, a regional medical center and is home of the University of North Carolina at Wilmington. The inland communities served by the Bank (concentrated in Bladen, Brunswick, Columbus, Duplin, Hyde, Beaufort and Pender Counties) are largely service areas for the agricultural activities in eastern North Carolina.

LENDING ACTIVITIES

     GENERAL. Cooperative Bank's lending activities have concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. As of December 31, 2001, approximately $273 million, or 73%, of the Bank's loan portfolio consisted of loans secured by residential properties. To a lesser extent, the Bank originates nonresidential real estate loans, home equity line of credit loans, and secured and unsecured consumer and business loans. While continuing to place emphasis on residential mortgage loans, the Bank is taking a more aggressive position in pursuing business lending, and nonresidential real estate lending involving loans secured by small commercial properties with balances generally ranging from $100,000 to $1,000,000. The Bank originates adjustable rate and fixed rate loans. As of December 31, 2001, adjustable rate and fixed rate loans totaled approximately 63% and 37%, respectively, of the Bank's total loan portfolio.

     ANALYSIS OF LOAN PORTFOLIO. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of collateral on the dates indicated. Other than as set forth below, there were no concentrations of loans which exceeded 10% of total loans at December 31, 2001.

                                                                      AT DECEMBER 31,
                                         ----------------------------------------------------------------------------
                                                  2001                      2000                      1999
                                         ----------------------    ----------------------    ---------------------
                                                                   (DOLLARS IN THOUSANDS)
                                             AMOUNT        %         AMOUNT       %           AMOUNT       %
                                             ------        --        ------       -           ------       -
Real estate:
   Construction and land development        $ 62,142      16.64%    $ 37,542      10.80%     $  1,497       0.45%
   Mortgage:
      1-4 family residential                 209,622      56.13      234,383      67.45       253,857      75.83
      Multi-family residential                15,626       4.18       17,081       4.92        17,166       5.13
      Commercial                              55,664      14.90       31,300       9.01        38,765      11.58
      Equity line                             13,131       3.52       11,954       3.44         9,772       2.92
      Other                                      254       0.07          174       0.05            78       0.02
                                            --------     ------     --------     ------      --------     ------
             Total real estate loans         356,439      95.44      332,434      95.67       321,135      95.93

Commercial, industrial and agricultural       13,430       3.60       10,970       3.16        10,653       3.18
Consumer                                       7,285       1.95        7,236       2.08         5,443       1.63
                                            --------     ------     --------     ------      --------     ------
             Total gross loans               377,154     100.99      350,640     100.91       337,231     100.74
                                            --------     ------     --------     ------      --------     ------
Less:
Unearned discounts and net deferred fees       1,173       0.31          994       0.29         1,182       0.35
Allowance for loan losses                      2,523       0.68        2,160       0.62         1,306       0.39
                                            --------     ------     --------     ------      --------     ------
              Net loans                     $373,458     100.00%    $347,486     100.00%     $334,743     100.00%
                                            ========     ======     ========     ======      ========     ======

                                                         AT DECEMBER 31,
                                         -------------------------------------------------
                                                    1998                      1997
                                           ----------------------    ---------------------
                                                    (DOLLARS IN THOUSANDS)
                                             AMOUNT       %            AMOUNT        %
                                             ------       -            ------        -
Real estate:
   Construction and land development        $  1,376       0.43%       $     --        -- %
   Mortgage:
      1-4 family residential                 265,172      82.52         252,645      88.12
      Multi-family residential                12,941       4.03           9,209       3.21
      Commercial                              26,296       8.18          11,715       4.09
      Equity line                              8,811       2.74           8,074       2.82
      Other                                       52       0.02              89       0.03
                                            --------     ------        --------     ------
             Total real estate loans         314,648      97.92         281,732      98.27

Commercial, industrial and agricultural        3,997       1.24           2,752       0.96
Consumer                                       5,073       1.59           4,356       1.52
                                            --------     ------        --------     ------
             Total gross loans               323,718     100.75         288,840     100.75
                                            --------     ------        --------     ------
Less:
Unearned discounts and net deferred fees       1,216       0.38           1,274       0.44
Allowance for loan losses                      1,178       0.37             874       0.31
                                            --------     ------        --------     ------
              Net loans                     $321,324     100.00%       $286,692     100.00%
                                            ========     ======        ========     ======

     The following table sets forth as of December 31, 2001, certain information regarding the dollar amount of loans maturing in the Bank's loan portfolio based on their contractual terms to maturity.

                                              DUE WITHIN             DUE AFTER       DUE AFTER
                                               ONE YEAR          1 THROUGH 5 YEARS    5 YEARS               TOTAL
                                               --------          -----------------    -------               -----
                                                                         (IN THOUSANDS)
Real Estate
  Construction and land development             $ 29,045              $ 28,232         $ 4,865             $ 62,142
  Mortgage
    1-4 family residential                         6,459                12,461         190,702              209,622
    Multi-family residential                       3,051                 6,345           6,230               15,626
    Commercial                                     7,620                35,127          12,917               55,664
    Equity line                                    2,751                 1,256           9,124               13,131
    Other                                             15                   239              --                  254
Commercial, Industrial & Agricultural              7,694                 4,375           1,361               13,430
Consumer                                           3,442                 3,316             527                7,285
                                                --------              --------        --------             --------
    Total                                       $ 60,077              $ 91,351       $ 225,726             $377,154
                                                ========              ========       =========             ========

     The next table shows at December 31, 2001, the dollar amount of all the Bank's loans due after one year from December 31, 2001 which have fixed interest rates and have floating or adjustable interest rates.

                                                         ONE TO FIVE            AFTER
                                                            YEARS            FIVE YEARS           TOTAL
                                                         -----------         ----------           -----
                                                                           (IN THOUSANDS)
Loans maturing after one year with:
    Fixed interest rates                                  $ 41,341          $   81,330          $  122,671
    Floating or adjustable rates                            50,010             144,396             194,406
                                                          --------          ----------          ----------
Total                                                     $ 91,351          $  225,726          $  317,077
                                                          ========          ==========          ==========

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

     The Bank has offered adjustable rate mortgage loans ("ARMs") since 1979 and presently offers one-year ARMs with rate adjustments tied to prime or the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of one year. The Bank offers introductory interest rates on ARMs which are not generally fully indexed. The interest rates on these loans generally include a cap of 2% per adjustment and 6% over the life of the loan. The Bank's underwriting policies require that the borrower qualify for a fully indexed 1 year ARM at the fully indexed rate. While the proportion of fixed and adjustable rate loan originations in the Bank's portfolio largely depends on the level of interest rates, the Bank has strongly emphasized ARMs in recent years and has been relatively successful in maintaining the level of ARM originations even during periods of declining interest rates. In addition to the one-year ARM, the Bank offers 3/1 and 5/1 ARM products. These loans adjust annually after the end of the first three or five-year period. A "Low Doc" program is available for the non-conforming loans.

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

     Cooperative Bank also originates loans secured by multi-family properties. At December 31, 2001, the Bank had $15.6 million of such loans, representing 4.2% of its total loan portfolio. These loans are primarily secured by apartment buildings located in the Bank's market area.

     CONSTRUCTION LOANS. The Bank originates loans to finance the construction of one-to four- and multi-family dwellings, housing developments, commercial projects and condominiums. Construction loans amounted to approximately $62.1 million, or 16.6%, of the Bank's total loan portfolio at December 31, 2001. In recent years, the Bank has emphasized the origination of construction loans in response to the significant demand for such loans by borrowers engaged in building and development activities in the growing communities of its market area. In addition, construction loans afford the Bank the opportunity to increase the interest rate sensitivity of its loan portfolio.

     Many of the Bank's construction loans are converted to permanent loans. At the time the loan is converted to a permanent loan, the Bank underwrites the creditworthiness of the purchaser prior to approving the assumption, at which time the original borrower is released from liability. Construction/permanent loans have either fixed or adjustable rates and have terms of up to 30 years. The Bank also will make short term construction loans which have fixed rates and terms of up to 12 months. These loans are generally made in amounts up to 80% of appraised value. Loan proceeds generally are disbursed in increments as construction progresses and as inspections warrant.

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

     The following table sets forth certain information as of December 31, 2001 regarding the dollar amount of construction loans secured by real estate and real estate mortgage loans maturing in the Bank's portfolio based on their contractual terms to maturity. A portion of these loans have provisions to convert to permanent loans upon completion of construction. For further information, see Note 3 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 2001 (the "Annual Report").

                                            (IN THOUSANDS)
Real estate - construction
    1-4 residential                            $17,523
    Multi-family residential                    17,136
    Commercial                                  27,483
                                               -------
    Total                                      $62,142
                                               =======


     LOANS SECURED BY NONRESIDENTIAL REAL ESTATE. Loans secured by nonresidential real estate constituted approximately $83.4 million, or 22.1% of the Bank's total loans at December 31, 2001. The Bank is emphasizing the origination of these loans because of their profitability, since they generally carry a higher interest rate than single family residential mortgage loans as well as being more interest rate sensitive. The Bank originates both construction loans and permanent loans on nonresidential properties. Nonresidential real estate loans are generally made in amounts up to 80% of the lesser of appraised value or purchase price of the property and have generally been made in amounts under $2.0 million. The Bank's permanent nonresidential real estate loans are secured by improved property such as office buildings, retail centers, warehouses, and other types of buildings located in the Bank's primary market area. Nonresidential real estate loans are either fixed or variable rate. The variable rate loans have interest rates tied to prime or the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of one year.

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

     CONSUMER LENDING. At December 31, 2001, the Bank's consumer loan portfolio totaled approximately $7.3 million, representing 1.9% of the Bank's total loans receivable. The Bank also offers home equity loans, which are made for terms of up to 15 years at adjustable interest rates. As of December 31, 2001, the Bank's home equity loan portfolio totaled approximately $13.1 million, representing 3.5% of its total loans receivable.

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

     NON-REAL ESTATE BUSINESS LENDING. In late 1996, the Bank initiated a program for originating loans to small businesses in the Bank's market area, which are secured by various forms of non-real estate collateral or are unsecured. At December 31, 2001, these loans totaled approximately $13.4 million. Management of Cooperative Bank believes that these loans are attractive to the Bank in light of the typically higher interest rate yields associated with them and the opportunity they present for expanding the Bank's relationships with existing customers and developing broader relationships with new customers. Accordingly, the Bank plans to actively pursue this type of lending in the future in an effort to maintain a profitable spread between the Bank's average loan yield and its cost of funds.

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

     Mortgage loan applications are accepted at all full-service branches, and are reviewed by a loan officer or branch manager. Upon receipt of a loan application, central processing orders a credit report and verifications to verify specific information relating to the applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an internal appraiser or an outside appraiser approved by the Bank. In the case of "Low Doc" loans, a tax valuation is acceptable.

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

     ORIGINATIONS, PURCHASES, AND SALES OF MORTGAGE LOANS. The Bank's general policy is to originate conventional residential mortgage loans under terms, conditions and documentation which permit sale to the FHLMC, FNMA or private investors in the secondary market. The Bank has chosen to begin selling a larger percentage of its fixed rate mortgage loan originations through broker arrangements. This enables the Bank to invest its funds in commercial loans, while increasing fee income. The Bank has from time to time sold fixed rate, long term mortgage loans in the secondary market to meet liquidity requirements or as part of the asset/liability management program. In connection with such sales, the Bank may retain the servicing of the loans (i.e., collection of principal and interest payments), for which it generally receives a fee payable monthly of up to 1/4% per annum of the unpaid balance of each loan. As of December 31, 2001, the Bank was servicing approximately 1,100 loans for others aggregating approximately $56.0 million.

     The Bank generally does not purchase loans, and did not purchase any loans during the last three fiscal years.

     LOAN COMMITMENTS. The Bank issues loan origination commitments to qualified borrowers primarily for the construction and purchase of residential real estate. Such commitments are made on specified terms and conditions and are typically for terms of up to 30 days. A non-refundable appraisal, flood certificate, credit report and underwriting fee is collected at the time of application. Management estimates that historically, less than 20% of such commitments expire unfunded. At December 31, 2001, the Bank had outstanding loan origination commitments of approximately $2.5 million. For further information, see Note 3 of Notes to Consolidated Financial Statements included in the Annual Report.

     LOAN ORIGINATION AND OTHER FEES. In addition to receiving interest at the stated rate on loans, the Bank receives loan origination fees or "points" for originating loans. Origination fees generally are calculated as a percentage of the principal amount of the loan and are charged to the borrower for creation of the loan account.

Loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the contractual life of the related loan.

     The Bank is currently approved to broker loans to Wells Fargo and InterFirst Wholesale Mortgage Lending. These are done on the wholesale side with Cooperative Bank processing the loan using Wells Fargo or InterFirst closing documents. Cooperative Bank receives a settlement service fee for processing these loans. The Bank was successful in 2001, in originating more loans through wholesalers to generate fee income and relieve the Bank of the interest rate risk.

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

     DELINQUENCIES. The Bank's collection procedures provide that when a loan is 30 days past due, the borrower is contacted by mail, and payment is requested. If the delinquency continues, subsequent efforts are made to contact the borrower. If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates legal proceedings. At December 31, 2001, the Bank had accruing loans which are contractually past due 90 or more days totaling $2.6 million.

     NON-PERFORMING ASSETS AND ASSET CLASSIFICATION. Loans are generally classified as nonaccrual if they are past due for a period of more than 90 days, unless such loans are well secured and in the process of collection. If any portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are less than 90 days past due may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. As of December 31, 2001, the Bank had four loans in non-accrual status with an aggregate principal balance of $505,000.

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance plus unpaid accrued interest of the related loan or the fair value of the real estate less costs to sell the property. Any required write-down of the loan upon foreclosure is charged to the allowance for loan losses. At December 31, 2001, the Bank owned approximately $759,000 of property acquired as the result of foreclosure or by deed in lieu of foreclosure and classified as "real estate owned."  At  December  31,  2001,  the  Bank  had 31  loans  in the  process  of foreclosure and/or bankruptcy with an aggregate principal balance of approximately $3.3 million. Loans in bankruptcy paying as agreed are not included in non-performing assets. Any losses management anticipates on loans in the process of foreclosure and/or bankruptcy have already been recorded through the allowance for loan losses.

     The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated. During the periods shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15.

                                                                      AT DECEMBER 31,
                                                   -------------------------------------------------------------
                                                     2001         2000         1999         1998          1997
                                                   --------     --------     --------     --------      --------
                                                                       (DOLLARS IN THOUSANDS)
Non-accruing loans                                 $     505    $     333    $     267    $      --     $     --
Accruing loans which are contractually
   past due 90 days or more                            2,563          358          934        1,765          357
                                                   ---------    ---------    ---------    ---------     --------
Total                                              $   3,068    $     691    $   1,201    $   1,765     $    357
                                                   =========    =========    =========    =========     ========
Percentage of total loans                                .81%         .20%         .36%         .55%         .12%
                                                   =========    =========    =========    =========     ========
Other non-performing assets (1)                    $     759    $     234    $     245    $   2,439     $    251
                                                   =========    =========    =========    =========     ========
Total non-performing assets                        $   3,827    $     925    $   1,446    $   4,204     $    608
                                                   =========    =========    =========    =========     ========
Total non-performing assets to total assets              .84%         .22%         .35%        1.08%         .16%
                                                   =========    =========    =========    =========     ========

______________
(1) Other non-performing assets represent property acquired by the Bank through foreclosure or repossession. This property is carried at fair value less estimated costs of sale.

     During the year ended December 31, 2001, gross interest income of approximately $16,795 would have been recorded on nonaccrual loans had such loans been current throughout the period. Approximately $10,622 in interest income from such loans was included in income for the year ended December 31, 2001.

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

     The process used to allocate the allowance for loan losses considers, among other factors, whether the borrower is a mortgage, retail or commercial customer, whether the loan is secured or unsecured, and whether the loan is an open or closed-end agreement. Generally, loans are reviewed and risk graded among groups of loans with similar characteristics. The probable loss estimates for each risk grade group are the basis for the allowance allocation. The loss estimates are based on prior experience, general risk associated with each loan group and current economic conditions. The unallocated allowance for loan losses primarily represents the impact of certain conditions that were not considered in allocating the allowance to the specific components of the loan portfolio.

     The following table analyzes activity in the Bank's allowance for loan losses for the periods indicated.

                                                                       YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------
                                                       2001         2000        1999        1998        1997
                                                     --------     --------    --------    --------    --------
                                                                       (DOLLARS IN THOUSANDS)
Balance at beginning of period                       $   2,160    $  1,306    $  1,178    $    874    $    807
Provision for loan losses                                  460         970         210         330         153
Gross loans charged-off                                   (106)       (146)        (94)        (29)        (86)
Gross recoveries                                             9          30          12           3          --
                                                     ---------    --------    --------    --------    --------
Balance at end of period                             $   2,523    $  2,160    $  1,306    $  1,178    $    874
                                                     =========    ========    ========    ========    ========
Ratio of net charge-offs to average
  loans outstanding during the period                      .03%        .03%        .03%        .01%        .03%
                                                     =========    ========    ========    ========     =======
Ratio of loan loss reserve to total loans                  .67%        .62%        .39%        .36%        .30%
                                                     =========    ========    ========    ========     =======

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

                                                                       AT DECEMBER 31,
                                          ----------------------------------------------------------------------------
                                                   2001                       2000                   1999
                                          ----------------------    ----------------------    ---------------------
                                                      PERCENT OF                PERCENT OF               PERCENT OF
                                                       LOANS IN                  LOANS IN                 LOANS IN
                                                    CATEGORY TO                CATEGORY TO              CATEGORY TO
                                          AMOUNT    TOTAL LOANS     AMOUNT     TOTAL LOANS    AMOUNT    TOTAL LOANS
                                          ------    ------------    ------     ------------   ------    -----------
                                                                     (DOLLARS IN THOUSANDS)
Real estate:
  Construction and land development       $    672       16%        $   428         10%        $     15      1%
  Mortgage:
      1-4 family residential                   698       56             499         67              530     74
      Multi-family residential                 143        4             213          5              163      5
      Commercial                               589       15             526          9              380     12
      Equity line                              132        3              65          3               15      3
      Other                                      2       --               2          1                1     --
                                          --------      ---         -------         --         --------    ---
          Total real estate loans            2,236       94%          1,733         95%           1,104     95%

Commercial, industrial & agricultural          214        4             166          3              152      3
Consumer                                        70        2              77          2               50      2
Unallocated                                      3       --             184         --               --     --
                                          --------      ---         -------        ---         --------    ---
           Total gross loans              $  2,523      100%        $ 2,160        100%        $  1,306    100%
                                          ========      ===         =======        ===         ========    ===
                                                              AT DECEMBER 31,
                                             ------------------------------------------------
                                                    1998                       1997
                                             --------------------      ----------------------
                                                       PERCENT OF                 PERCENT OF
                                                       LOANS IN                   LOANS IN
                                                       CATEGORY TO                CATEGORY TO
                                             AMOUNT    TOTAL LOANS     AMOUNT     TOTAL LOANS
                                             ------    -----------     ------     -----------
                                                         (DOLLARS IN THOUSANDS)
Real estate:
  Construction and land development        $     14         1%        $     --       0%
  Mortgage:
      1-4 family residential                    605        81              571      87
      Multi-family residential                  129         4               92       3
      Commercial                                301         8              123       4
      Equity line                                13         3               12       3
      Other                                       1        --                1      --
                                           --------       ---         --------     ---
          Total real estate loans             1,063        97%             799      97%

Commercial, industrial & agricultural            59         1               41       1
Consumer                                         40         2               34       2
Unallocated                                      16        --               --      --
                                           --------       ---         --------     ---
           Total gross loans               $  1,178       100%        $    874     100%
                                           ========       ===         ========     ===

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

                                                                           AT DECEMBER 31,
                                                              -------------------------------------------
                                                                2001              2000             1999
                                                              --------          --------         --------
                                                                             (IN THOUSANDS)
Securities held to maturity:
   U.S. Government and agency securities                      $  5,000          $18,015          $ 18,025
   Mortgage-backed securities                                       --              963                --
                                                              --------          -------          --------
       Total securities held to maturity                      $  5,000          $18,978          $ 18,025

Securities available for sale:
   U.S. Government and agency securities                      $ 25,758          $16,049          $ 20,672
   Mortgage-backed securities                                   11,123               --             6,564
Marketable equity securities                                     5,099               --                --
   Corporate bond                                                  990               --                --
                                                              --------          -------          --------
Total securities available for sale                           $ 42,970          $16,049          $ 27,236

      Total investment securities portfolio                   $ 47,970          $35,027          $ 45,261
                                                              ========          =======          ========

The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities portfolio at December 31, 2001.

                                                       AFTER ONE         AFTER FIVE
                                ONE YEAR OR LESS  THROUGH FIVE YEARS  THROUGH TEN  YEARS
                                ----------------  ------------------  -------------------
                                CARRYING AVERAGE  CARRYING   AVERAGE  CARRYING  AVERAGE
                                  VALUE   YIELD    VALUE      YIELD    VALUE     YIELD
                                -------  -------  --------   -------  -------  ---------
                                                 (DOLLARS IN THOUSANDS)
Securities held to maturity:
  U.S. government and agency       $  --     --   $ 5,000     6.20%  $  --           --
                                   -----  -----   -------     ----   -------       ----
    Total securities held          $  --     --   $ 5,000     6.20%  $  --           --
                                   -----  -----   -------     ----   -------       ----

Securities available for sale:
  U.S. Government and agency
    securities                     $  --     --   $17,157     5.25%   $8,601       5.75%
  Mortgage-backed securities          --     --        --       --        --         --
  Marketable equity securities        --     --        --       --        --         --
  Corporate bond                   $  --     --       990     6.12%       --         --
                                   -----  -----   -------     ----   -------       ----
    Total securities available
      for sale                     $  --     --   $18,147     5.30%   $8,601       5.75%
                                   -----  -----   -------     ----    ------       ----
      Total investment
        securities portfolio       $  --     --   $23,147     5.50%   $8,601       5.75%
                                   =====  =====   =======     ====    ======       ====

                                 MORE THAN TEN YEARS  TOTAL INVESTMENT PORTFOLIO
                                 -------------------  --------------------------
                                 CARRYING   AVERAGE   CARRYING  FAIR    AVERAGE
                                   VALUE     YIELD      VALUE    VALUE   YIELD
                                 --------- --------   --------  ------  --------
                                              (DOLLARS IN THOUSANDS)
Securities held to maturity:
  U.S. government and agency       $    --      --   $ 5,000    $ 5,283   6.20%
                                   -------   -----   -------    -------   ----
    Total securities held          $    --      --   $ 5,000    $ 5,283   6.20%
                                   -------   -----   -------    -------   ----

Securities available for sale:
  U.S. Government and agency
    securities                     $    --      --   $25,758    $25,758   5.42%
  Mortgage-backed securities        11,123    6.22%   11,123     11,123   6.22%
  Marketable equity securities       5,099    6.11%    5,099      5,099   6.11%
  Corporate bond                        --      --       990        990   6.12%
                                   -------   -----   -------    -------   ----
    Total securities available
      for sale                     $16,222    6.19%  $42,970    $42,970   5.72%
                                   -------    ----   -------    -------   ----
      Total investment
        securities portfolio       $16,222    6.19%  $47,970    $48,253   5.77%
                                   =======    ====   =======    =======   ====

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

     DEPOSITS. Deposits are attracted from within the Bank's primary market area through the offering of a broad selection of deposit instruments including checking, savings, money market deposit, and term certificate accounts
(including negotiated jumbo certificates in denominations of $100,000 or more) as well as individual retirement plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank does not obtain funds through brokers; however, the Bank attracts deposits over the Internet and considers this a viable alternative to borrowed funds. For further information regarding the Bank's deposits, see "Management's Discussion and Analysis" and
Note 5 of Notes to Consolidated Financial Statements in the Annual Report.

     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2001.
                                                      CERTIFICATES
                   MATURITY PERIOD                    OF DEPOSIT
                   ---------------                    -------------
                                                      (IN THOUSANDS)

                   Three months or less                  $  22,532
                   Over three through six months            17,045
                   Over six months through twelve
                         months                             24,196
                   Over twelve months                       10,837
                                                         ---------
                   Total                                 $  74,610
                                                         =========

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

EMPLOYEES

     At December 31, 2001, the Bank had 114 full-time employees and 9 part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees to be good.

EXECUTIVE OFFICERS

     At December 31, 2001, the executive officers of the Bank who were not also directors were as follows:

                                     AGE AT
NAME                            DECEMBER 31, 2001                  POSITION
----                            -----------------                  --------
O.C. Burrell, Jr.                      53                     Executive Vice President and Chief Operating Officer

Todd L. Sammons, CPA                   40                     Senior Vice President and Chief Financial Officer

Dickson B. Bridger                     43                     Senior Vice President-Mortgage Lending

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

     TODD L. SAMMONS was employed in March 1986 as Auditor. He was promoted to Senior Vice President-and Chief Financial Officer in December 2000. He previously worked with a public accounting firm. He has served in leadership capacities in various professional, church and civic organizations. He is a Certified Public Accountant. He serves on the Board of Winter Park Optimist. He serves as Treasurer of the Wilmington Vikings, a junior Legion Baseball Team.

     DICKSON B. BRIDGER was employed in March 1984 as a mortgage loan originator. He was promoted to Vice President in February 1990 and Senior Vice President-Mortgage Lending in December 2000. He is a member of Wilmington Rotary West and serves as an Elder of the Little Chapel on the Boardwalk church at Wrightsville Beach, North Carolina.

                                   REGULATION

     GENERAL. As a North Carolina savings bank with deposits insured by the SAIF, Cooperative Bank is subject to extensive regulation by the North Carolina Office of the Commissioner of Banks (the Commissioner) and the FDIC. The lending activities and other investments of Cooperative Bank must comply with various federal regulatory requirements. The Commissioner and the FDIC periodically examine Cooperative Bank for compliance with various regulatory requirements. The Bank must file reports with the Commissioner and the FDIC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

     The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act") and, as such, is subject to supervision and regulation by the Federal Reserve Board. The Company is also subject to regular examination by the Federal Reserve Board. In addition, as a savings institution holding company, the Company is subject to supervision by the Commissioner under North Carolina law.

     The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. A number of other statutes and regulations have an impact on their operations. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

     FINANCIAL MODERNIZATION LEGISLATION. The Gramm-Leach-Bliley ("G-L-B") Act, which was enacted in November 1999, authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that are permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act imposed new requirements on financial institutions with respect to customer privacy.

     BANK HOLDING COMPANY REGULATION. As a bank holding company, the Company is required to furnish to the Federal Reserve Board annual and quarterly reports of its operations at the end of each period and to furnish such additional information as the Federal Reserve Board may require pursuant to the Holding Company Act.

     Under the Holding Company Act, a bank holding company must obtain the prior approval of the Federal Reserve Board before (1) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; (3) merging or consolidating with another bank holding company; or (4) acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. In addition to the above restrictions under the Holding Company Act, the Company's investments are limited under North Carolina law to those investments permitted for North Carolina savings banks. See " -- State Law and Regulation."

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

     The Bank was in compliance with both the FDIC capital requirements and the North Carolina net worth requirement at December 31, 2001. For further information regarding the Bank's capital requirements, see Note 7 of Notes to Consolidated Financial Statements in the Annual Report.

     LIQUIDITY. North Carolina savings banks must maintain cash and readily marketable investments in an amount not less than 10% of the assets of the savings banks. The Bank was in compliance with this requirement at December 31, 2001.

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

     Under applicable regulations, the Bank is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; (iii) a leverage ratio of less than 4.0%, (iv) a regulatory net worth less than the liquidation account established in connection with the Bank's conversion to a stock institution, or (v) a regulatory net worth less than the minimum amount required by the Commissioner.

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

     Subject to limitation by the Commissioner, North Carolina-chartered savings banks may make any loan or investment or engage in any activity which is permitted to federally chartered institutions. However, a North Carolina-chartered savings bank cannot invest more than 15% of its total assets in business, commercial, corporate and agricultural loans. In addition to such lending authority, North Carolina-chartered savings banks are authorized to invest funds, in excess of loan demand, in certain statutorily permitted investments, including but not limited to (i) obligations of the United States, or those guaranteed by it; (ii) obligations of the State of North Carolina;
(iii) bank demand or time deposits; (iv) stock or obligations of the federal deposit insurance fund or a FHLB; (v) savings accounts of any savings institution as approved by the board of directors; and (vi) stock or obligations of any agency of the State of North Carolina or of the United States or of any corporation doing business in North Carolina whose principal business is to make education loans.

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

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. Cooperative Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at December 31, 2001 of approximately $4.2 million.

     FEDERAL RESERVE BOARD REGULATION. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At December 31, 2001, the Bank met its reserve requirements.

     STATE LAW AND REGULATION. North Carolina law contains comprehensive provisions for the regulation of a savings bank business in the State of North Carolina, including the manner of chartering a savings bank, capital requirements, the composition and qualifications of boards of directors, the number and manner of selection of officers, and record keeping requirements.

     North Carolina savings banks may conduct operations through branch offices located in the State of North Carolina. The North Carolina Banking Commission of the Department of Commerce conducts hearings on all branch applications, and any interested person may present evidence and argument.

     Any plan adopted by the directors of a savings bank under which the savings bank would reorganize or merge or consolidate with another savings bank must be approved by the Commissioner. The plan must also be approved by the members or stockholders who are entitled to vote, at an annual or special meeting.

     The Commissioner is required to conduct a periodic examination of each institution under his jurisdiction. The examination provides directors with an independent assessment of the Bank's operations and compliance with applicable laws, regulations and prudent operating policies. The Commissioner may make such examination jointly with examiners of the FDIC.

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

ITEM 2.  PROPERTIES
-------------------

     The Bank operated 17 offices throughout the coastal and inland communities of eastern North Carolina at December 31, 2001. The Bank has a total of four offices that are subject to leases. The land is leased for two of these offices on which the Bank has built it's own buildings. One office is a lease of the land and the building on it and one is an office condominium that is leased by the bank. For additional information relating to premises and equipment, see
Note 4 to Consolidated Financial Statements in the Annual Report.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

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

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     (a) Directors of the Registrant

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement for the 2002 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

          (1)  Consolidated Financial Statements

               1.   Independent Auditors' Report of KPMG LLP *
               2.   Consolidated   Statements  of  Financial   Condition  as  of
                    December 31, 2001 and 2000 *

               3. Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999 *
               4. Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999 *
               5. Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999 *
               6. Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999 *
               7.   Notes to Consolidated Financial Statements *

               _____________
               * Incorporated by reference to the Annual Report attached hereto as Exhibit 13.


          (2) Financial Statement Schedules (All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.)

     (b) During the fourth quarter of 2001, the Registrant filed one Current Report on Form 8-K on October 22, 2001 reporting third quarter earnings.

     (c) The following exhibits are either filed as part of this report or are incorporated herein by reference:

        No.                         Description                                                Page
        ---                         -----------                                                ----
        3.1             Articles of Incorporation                                                *

        3.2             Bylaws                                                                   *

        10.1            Cooperative Bankshares, Inc. 1998 Stock Option and
                        Incentive Plan                                                          **

        10.2            Employment Agreement with Frederick Willetts, III                        *

        10.3            Severance Agreement with Todd L. Sammons

        10.4            Severance Agreement with O.C. Burrell, Jr.                              ***

        10.5            Severance Agreement with Dickson B. Bridger                            ****

        10.6            Amendment to Severance Agreement of O.C. Burrell, Jr.                    *

        10.7            Indemnity Agreement with Directors and Executive                         *
                        Officers

        10.8            Director Retirement Agreements between Cooperative Bank
                        for Savings and Each Non-Employee Director of Cooperative Bank

        10.9            Director Deferred Fee Agreements between Cooperative Bankshares, Inc.
                        and each Director of the Company

        10.10           Director Deferred Fee Agreements between Cooperative Bank
                        for Savings and Each Non-Employee Director of Cooperative Bank


        10.11           Executive Indexed Retirement Agreements between
                        Cooperative Bank for Savings and Frederick Willetts, III and O. C. Burrell

        11              Statement re: computation of per share earnings -
                        Reference is made to the Company's Consolidated
                        Statements of Operations attached hereto as Exhibit 13, which are incorporated herein by reference

        13              Annual Report to Stockholders for the year ended
                        December 31, 2001

        21              Subsidiaries

        23.1            Consent of KPMG LLP

        23.2            Consent of PricewaterhouseCoopers, LLP

        23.3            PricewaterhouseCoopers, LLP Report of Independent Accountants

________
* Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Reg. No. 33-79206).
** Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-92219).
*** Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1997.
**** Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COOPERATIVE BANKSHARES, INC.




Date:  March 28, 2002              By:/s/ Frederick Willetts, III
                                      ------------------------------------------
                                      Frederick Willetts, III
                                      President and Chief Executive Officer
                                      (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Frederick Willetts, III                            Date:  March 28, 2002
    -------------------------------------------------
       Frederick Willetts, III
       President, Chief Executive Officer and Chairman
       (Principal Executive Officer and Director)

By: /s/ Todd Sammons                                       Date:  March 28, 2002
    -------------------------------------------------
       Todd Sammons
       Senior Vice President and Chief Financial Officer
       (Principal Financial and Accounting Officer)


By: /s/ James D. Hundley, M.D.                             Date:  March 28, 2002
    -------------------------------------------------
       James D. Hundley, M.D.
       (Director)

By: /s/ O. Richard Wright, Jr.                             Date:  March 28, 2002
    -------------------------------------------------
       O. Richard Wright, Jr.
       (Director)

By: /s/ Paul G. Burton                                     Date:  March 28, 2002
    -------------------------------------------------
       Paul G. Burton
       (Director)

By: /s/ H. Thompson King, III                              Date:  March 28, 2002
    -------------------------------------------------
       H. Thompson King, III
       (Director)

By: /s/ F. Peter Fensel, Jr.                               Date:  March 28, 2002
    -------------------------------------------------
       F. Peter Fensel, Jr.
       (Director)

By: /s/ R. Allen Rippy                                     Date:  March 28, 2002
    -------------------------------------------------
       R. Allen Rippy
       (Director)

By: /s/ Russell M. Carter                                  Date:  March 20, 2002
    -------------------------------------------------
       Russell M. Carter
       (Director)