Form 10-Q
period 2002-03-31
COOPERATIVE BANKSHARES INC
filed 2002-05-15
CIK 923529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                            _________________________

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      March 31, 2002
                                    --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                         Commission File Number: 0-24626
                                                 -------


                          COOPERATIVE BANKSHARES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

      North Carolina                                           56-1886527
-------------------------------                            ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

  201 Market Street, Wilmington, North Carolina                  28401
-----------------------------------------------                  -----
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:      (910) 343-0181
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

                                         [X] Yes          [ ]  No

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,835,447 shares at April 30, 2002
                  ----------------------------------

                                TABLE OF CONTENTS


                                                                            Page

Part I            Financial Information

     Item 1       Financial Statements

                  Consolidated Statements of Financial Condition,
                  March 31, 2002 and December 31, 2001                      2

                  Consolidated Statements of Operations, for the three
                  months ended March 31, 2002 and 2001                      3

                  Consolidated Statement of Stockholders' Equity, for
                  the three months ended March 31, 2002                     4

                  Consolidated Statements of Cash Flows, for the three
                  months ended March 31, 2002 and 2001                      5-6

                  Notes to Consolidated Financial Statements                7-8

     Item 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8-14

     Item 3       Market Risk                                               14

     Part II      Other Information                                         15

                  Signatures                                                16

            PART 1-FINANCIAL INFORMATION-ITEM 1-FINANCIAL STATEMENTS
                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                              MARCH 31, 2002       DECEMBER 31, 2001*
                                                                              --------------       ------------------
                                                                               (UNAUDITED)
                                ASSETS
  Cash and due from banks, noninterest-bearing                                  $ 11,109,267           $ 10,709,799
  Interest-bearing deposits in other banks                                         3,772,639              1,585,779
                                                                                ------------           ------------
    Total cash and cash equivalents                                               14,881,906             12,295,578
  Securities:
    Available for sale (amortized cost of $43,066,181 in March 2002
     and $42,661,527 in December 2001)                                            42,354,305             42,970,180
    Held to maturity (estimated market value of $5,219,600 in March 2002
     and $5,282,815 in December 2001)                                              5,000,000              5,000,000
  FHLB stock                                                                       4,154,900              4,154,900
  Loans                                                                          377,715,012            375,980,628
   Less allowance for loan losses                                                  2,589,572              2,522,737
                                                                                ------------           ------------
    Net loans                                                                    375,125,440            373,457,891
  Other real estate owned                                                          1,192,133                759,272
  Accrued interest receivable                                                      2,403,661              2,637,367
  Premises and equipment, net                                                      6,602,898              6,471,715
  Other assets                                                                    11,130,277             10,367,162
                                                                                ------------           ------------
          Total assets                                                          $462,845,520           $458,114,065
                                                                                ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits                                                                      $352,082,543           $339,830,052
  Short-term borrowings                                                           31,199,036             35,000,000
  Escrow deposits                                                                    476,972                220,944
  Accrued interest payable                                                           303,883                264,391
  Accrued expenses and other liabilities                                           1,544,560              1,083,242
  Long-term obligations                                                           43,096,038             48,097,156
                                                                                ------------           ------------
       Total liabilities                                                         428,703,032            424,495,785
                                                                                ------------           ------------
Stockholders' equity:
  Preferred stock, $1 par value, 3,000,000 shares authorized,
    no shares issued and outstanding                                                      --                     --
  Common stock, $1 par value, 7,000,000 shares authorized,
    2,835,447 shares issued and outstanding                                        2,835,447              2,835,447
  Additional paid-in capital                                                       2,435,720              2,435,720
  Accumulated other comprehensive income (loss)                                     (434,244)               188,278
  Retained earnings                                                               29,305,565             28,158,835
                                                                                ------------           ------------
       Total stockholders' equity                                                 34,142,488             33,618,280
                                                                                ------------           ------------
          Total liabilities and stockholders' equity                            $462,845,520           $458,114,065
                                                                                ============           ============

Book value per common share                                                     $      12.04           $      11.86
                                                                                ============           ============


* Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

              COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                      2002                    2001
                                                                                 -----------              -----------
INTEREST INCOME:
  Loans                                                                          $ 6,595,546              $ 7,145,394
  Securities                                                                         695,887                  535,320
  Other                                                                               12,293                  170,206
  Dividends on FHLB stock                                                             58,909                   67,132
                                                                                 -----------              -----------
       Total interest income                                                       7,362,635                7,918,052
                                                                                 -----------              -----------
INTEREST EXPENSE:
  Deposits                                                                         2,845,342                4,125,279
  Borrowed funds                                                                     912,653                  846,806
                                                                                 -----------              -----------
       Total interest expense                                                      3,757,995                4,972,085
                                                                                 -----------              -----------

NET INTEREST INCOME                                                                3,604,640                2,945,967
Provision for loan losses                                                            280,000                   90,000
                                                                                 -----------              -----------
       Net interest income after provision for loan losses                         3,324,640                2,855,967
                                                                                 -----------              -----------

NONINTEREST INCOME:
   Net gains on sale of loans                                                         18,279                       --
   Net gains on sale of securities                                                   116,766                       --
   Service charges and fees on loans                                                 201,382                  158,716
   Deposit-related fees                                                              248,235                  239,377
   Gain on sale of premises and equipment                                            464,977                       --
   Bank-owned life insurance earnings                                                 99,837                       --
   Other income, net                                                                  60,116                   16,883
                                                                                 -----------              -----------
       Total noninterest income                                                    1,209,592                  414,976
                                                                                 -----------              -----------
NONINTEREST EXPENSE:
   Compensation and fringe benefits                                                1,435,853                1,296,628
   Occupancy and equipment                                                           518,210                  543,818
   Advertising                                                                        70,503                   46,461
   Real estate owned                                                                   6,542                      911
   Other                                                                             518,962                  485,647
                                                                                 -----------              -----------
     Total noninterest expenses                                                    2,550,070                2,373,465
                                                                                 -----------              -----------

Income before income taxes                                                         1,984,162                  897,478
Income tax expense                                                                   695,660                  323,126
                                                                                 -----------              -----------

NET INCOME                                                                       $ 1,288,502                $ 574,352
                                                                                 ===========                =========
NET INCOME PER SHARE:
   Basic                                                                              $ 0.45                   $ 0.21
                                                                                 ===========                =========
   Diluted                                                                            $ 0.45                   $ 0.20
                                                                                 ===========                =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                                           2,835,447                2,747,512
                                                                                 ===========                =========
   Diluted                                                                         2,843,398                2,816,068
                                                                                 ===========                =========

The accompanying notes are an integral part of the consolidated financial statements.

                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                            ACCUMULATED
                                                                              OTHER
                                                         ADDITIONAL         COMPREHENSIVE                        TOTAL
                                         COMMON            PAID-IN          INCOME (LOSS),     RETAINED       STOCKHOLDERS'
                                          STOCK            CAPITAL              NET            EARNINGS          EQUITY
                                        -----------      -----------        ------------     -----------      ------------
Balance, December 31, 2001              $ 2,835,447      $ 2,435,720         $ 188,278       $ 28,158,835     $ 33,618,280
  Other comprehensive
    loss, net of taxes                           --               --          (622,522)                --         (622,522)
  Net income for period                          --               --                --          1,288,502        1,288,502
  Cash dividend ($.05 per share)                 --               --                --           (141,772)        (141,772)
                                        -----------      -----------        ----------       ------------     ------------
Balance, March 31, 2002                 $ 2,835,447      $ 2,435,720        $ (434,244)      $ 29,305,565     $ 34,142,488
                                        ===========      ===========        ==========       ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

               COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                        2002                    2001
                                                                                     ------------            ------------
OPERATING ACTIVITIES:
  Net income                                                                         $  1,288,502            $     574,352
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Net accretion, amortization, and depreciation                                       198,350                 162,528
      Net gain on sale securities                                                        (116,766)                     --
      Net gain on sale of loans                                                           (18,279)                     --
      Provision (benefit) from deferred income taxes                                      140,620                 (47,711)
      Loss (gain) on sale of premises and equipment                                      (464,977)                  3,318
      Provision for loan losses                                                           280,000                  90,000
      Originations of loans held for sale                                              (1,513,000)                     --
      Proceeds from sales of loans held for sale                                        1,518,418                      --
      Changes in assets and liabilities:
        Accrued interest receivable                                                       233,706                (184,248)
        Prepaid expenses and other assets                                                (505,728)                195,681
        Accrued interest payable                                                           39,492                  60,716
        Accrued expenses and other liabilities                                            461,318                 374,450
                                                                                     ------------            ------------
          Net cash provided by operating activities                                     1,541,656               1,229,086
                                                                                     ------------            ------------

INVESTING ACTIVITIES:
  Purchases of securities available for sale                                          (13,438,870)            (14,553,138)
  Proceeds from sale of securities available for sale                                  12,115,938                      --
  Proceeds from maturity of securities available for sale                               1,016,356               2,013,112
  Proceeds from maturity of securities held to maturity                                        --               5,000,000
  Loan originations, net of principal repayments                                       (2,435,646)             (1,737,803)
  Proceeds from disposals of foreclosed real estate                                        68,096                      --
  Purchases of premises and equipment                                                    (344,937)               (176,084)
  Proceeds from sale of premises and equipment                                            499,070                   5,375
                                                                                     ------------            ------------
          Net cash used in investing activities                                        (2,519,993)             (9,448,538)
                                                                                     ------------            ------------

FINANCING ACTIVITIES:
  Net increase in deposits                                                             12,252,491               1,253,997
  Net change in short-term borrowings                                                  (8,802,082)                 (1,058)
  Proceeds from issuance of common stock                                                       --                   5,525
  Dividends paid                                                                         (141,772)               (140,049)
  Net change in escrow deposits                                                           256,028                 195,566
                                                                                     ------------            ------------
          Net cash provided by financing activities                                     3,564,665               1,313,981
                                                                                     ------------            ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        2,586,328              (6,905,471)
CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                                                  12,295,578              18,148,436
                                                                                     ------------            ------------
  END OF PERIOD                                                                      $ 14,881,906            $ 11,242,965
                                                                                     ============            ============

(Continued)

                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                               2002                   2001
                                                                            ----------             ----------
Cash paid for:
  Interest                                                                  $3,718,503             $4,925,854
  Income taxes                                                                  92,763                 64,583

Summary of noncash investing and financing activities:
  Transfer from loans to foreclosed real estate                                500,957                     --
  Unrealized gain (loss) on securities available for sale,
     net of taxes                                                             (622,522)               122,887
  Transfer of securities from held to maturity to available
     for sale at fair value                                                         --              5,946,000

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Accounting  Policies:  The  significant  accounting  policies  followed  by
     --------------------
     Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 2001. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

3.   Earnings  Per Share:  Earnings  per share are  calculated  by dividing  net
     -------------------
     income by the sum of the weighted average number of common shares outstanding and potential common stock. Potential common stock consists of stock options issued and outstanding. In determining the number of potential common stock, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise. The following table provides a reconciliation of income available to common stockholders and the average number of shares outstanding for the periods below:

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                        2002             2001
                                                     ----------       ----------
Net income (numerator)                               $1,288,502       $  574,352
Shares for basic EPS (denominator)                    2,835,447        2,747,512
Dilutive effect of stock options                          7,951           68,556
                                                     ----------       ----------
Shares for diluted EPS (denominator)                  2,843,398        2,816,068
                                                     ==========       ==========

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

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          2002              2001
                                                                     ------------       -----------
Net income                                                           $  1,288,502       $   574,352
Other comprehensive income (loss):
   Reclassification to realized gains                                     116,766                --
   Unrealized gain (loss) arising during the period                    (1,137,295)          201,454

Income tax (expense) benefit                                              398,007           (78,567)
                                                                     ------------       -----------
Other comprehensive income (loss)                                        (622,522)          122,887
                                                                     ------------       -----------
Comprehensive income                                                 $    665,980       $   697,239
                                                                     ============       ===========

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

6.   Real Estate Sale:  During  February  2002,  the Bank sold a parking lot for
     ----------------
     $500,000. A gain of $464,977 was realized on the sale.

7.   Subsequent Event: During April 2002, the Bank signed a definitive agreement
     ----------------
     to acquire Wilmington-based Lumina Mortgage Company. Lumina Mortgage has offices in Wilmington, North Carolina, North Myrtle Beach, South Carolina and Virginia Beach, Virginia. Their 2001 loan originations totaled $118 million. This transaction is anticipated to be completed in the second quarter of 2002.



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

MANAGEMENT STRATEGY

Cooperative Bank's lending activities have traditionally concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. In recent years however, the Bank has emphasized origination of nonresidential real estate loans and secured and unsecured consumer and business loans. As of March 31, 2002, approximately $269 million, or 71%, of the Bank's loan portfolio consisted of loans secured by residential properties. This was down from approximately $273 million, or 73% at December 31, 2001. The Bank originates adjustable rate and fixed rate loans. As of March 31, 2002, adjustable rate and fixed rate loans totaled approximately 64.2% and 35.8%, respectively, of the Bank's total loan portfolio.

The Bank has chosen to sell a larger percentage of its fixed rate mortgage loan originations through broker dealer arrangements. This enables the Bank to reinvest these funds in commercial loans, while increasing fee income. This is part of the continuing effort to restructure the balance sheet and operations to be more reflective of a commercial bank.

In  April  2002,  the  Bank  had  signed  a  definitive   agreement  to  acquire
Wilmington-based Lumina Mortgage Company. Lumina Mortgage has offices in Wilmington, North Carolina, North Myrtle Beach, South Carolina and Virginia Beach, Virginia. Their 2001 loan originations totaled $118 million. Management expects this acquisition to be accretive to earnings during the year ended 2002. This transaction is anticipated to be completed in the second quarter of 2002.

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

Gap is considered negative when the amount of interest rate sensitive liabilities exceed the amount of interest rate sensitive assets. At March 31, 2002, Cooperative had a one-year negative gap position of 11.4%. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, a part of the Company's adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings, and money market deposit accounts. Experience has shown that the Company sees relatively modest repricing of these transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

LIQUIDITY

The Company's goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses, and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, deposits, income from operations and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta ("FHLB") in an amount of up to 25% of the Bank's total assets. At March 31, 2002, the Bank's borrowed funds equaled 16.0% of its total assets. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition.

At March 31, 2002, the estimated market value of liquid assets (cash, cash equivalents, and marketable securities) was approximately $62.5 million, which represents 14.6% of deposits and borrowed funds as compared to $60.5 million or 14.3% of deposits and borrowed funds at December 31, 2001. The increase in liquid assets was primarily due to an increase in cash from an increase in deposits.

The Company's primary uses of liquidity are to fund loans and to make investments. At March 31, 2002, outstanding off-balance sheet commitments to extend credit totaled $28.5 million, and the undisbursed portion of construction loans was $27.4 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL

Stockholders' equity at March 31, 2002, was $34.1 million, up 1.6% from $33.6 million at December 31, 2001. Stockholders' equity at March 31, 2002, includes an unrealized loss net of tax, of $434,000 as compared to an unrealized gain net of tax at December 31, 2001, of $188,000 on securities available for sale marked to estimated fair market value.

Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At March 31, 2002, the Bank's ratio of Tier I capital was 7.57%. The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of allowance for loan losses. At
March 31, 2002, the Bank had a ratio of qualifying total capital to risk-weighted assets of 11.26%.

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

On March 28, 2002, the Company's Board of Directors approved a quarterly cash dividend of $.05 per share. The dividend was paid on April 16, 2002 to stockholders of record as of April 1, 2002. Any future payment of dividends is dependent on the financial condition, and capital needs of the Company, requirements of regulatory agencies, and economic conditions in the marketplace.

CRITICAL ACCOUNTING POLICY

The Bank's most significant critical accounting policy is the determination of its allowance for loan losses. A critical accounting policy is one that is both very important to the portrayal of the Bank's financial condition and results, and requires management's most difficult, subjective or complex judgments. What makes these judgments inherently difficult, subjective and/or or complex are due to the need to make estimates about the effects of matters that are inherently uncertain. For further information on the allowance for loan losses, see the "Financial Condition" in Management's Discussion and Analysis and Note 3 of "Notes to Consolidated Financial Statements" included in the 2001 Annual Report.

FINANCIAL CONDITION AT MARCH 31, 2002, COMPARED TO DECEMBER 31, 2001

The Company's total assets increased 1.0% to $462.8 million at March 31, 2002, as compared to $458.1 million at December 31, 2001. The major change in the assets is an increase of $2.6 million (21.0%) in cash and cash equivalents, which was caused by an increase in deposits of $12.3 million (3.6%). The increase in deposits was mainly in the seven month certificates due to favorable pricing and the customers' desire to stay short in the current rate environment. The Bank also attracted an additional $3.3 million in internet deposits because the rates were competitive with the Bank's local markets. Internet deposits are primarily obtained from other financial institutions in increments of $99,000. The rise in deposits enabled the Bank to repay $9.0 million of borrowed funds from the FHLB. Borrowed funds, collateralized through an agreement with the FHLB for advances, are secured by the Bank's investment in FHLB stock and qualifying first mortgage loans. At March 31, 2002, $31.2 million in borrowed funds mature in 1 year and $20.0 million of funds mature in 2 years. The remaining amount of borrowed funds matures in 2010 or 2011.

The Company's non-performing assets (loans 90 days or more delinquent and foreclosed real estate) were $2.3 million, or 0.49% of assets, at March 31, 2002, compared to $3.8 million, or 0.84% of assets, at December 31, 2001. The majority of this reduction was due to over $1 million of loans being paid off in the first quarter of 2002, that were classified as non-performing at December 31, 2001. In addition, over $200,000 in loans were charged off during this period. Foreclosed real estate increased to $1.2 million at March 31, 2002, from $800,000 at December 31, 2001, but only two properties make up this balance. The Company assumes an aggressive position in collecting delinquent loans and disposing of foreclosed assets to minimize balances of non-performing assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary.

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

NET INCOME

Net income for the three-month period ended March 31, 2002, of $1,288,502 represents a 124.3% increase as compared to the same period last year. The increase in net income for the period ended March 31, 2002 can be attributed to increases in net interest income of $659 thousand and noninterest income of $795 thousand. These increases were partially offset by increases in the provision for loan losses of $190 thousand, noninterest expense of $177 thousand and income taxes of $373 thousand during the same period.

INTEREST INCOME

For the three-month period ended March 31, 2002, interest income decreased 7.0% as compared to the same period a year ago. The average balance of interest-earning assets increased 7.8% but the average yield decreased 109 basis points as compared to the same period a year ago. The yield on average interest-earning assets decreased to 6.80% as compared to 7.89% for the same period a year ago. The increase in the average balance of interest-earning assets had a positive effect on interest income while the reduction in yield had a negative impact on interest income.

INTEREST EXPENSE

Interest expense decreased 24.4% for the three-month period ended March 31, 2002, as compared to the same period a year ago. This decrease was due to the average cost of interest-bearing liabilities decreasing 167 basis points as compared to the same period a year ago. The average balance of interest-bearing liabilities increased 9.7% as compared to the same period a year ago. The cost of interest-bearing liabilities decreased to 3.71% as compared to 5.38% for the same period last year.

NET INTEREST INCOME

Net interest income for the three-month period ended March 31, 2002, as compared to the same period a year ago, increased 22.4%. The increase was due to a larger decrease in the cost of liabilities versus the yield on assets, which can be attributed to the fact that certificates of deposit continue to reprice at lower yields caused by the rate reductions in 2001.

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

                                                                            For the quarter ended
                                                                March 31, 2002                    March 31, 2001
                                                         -----------------------------     ------------------------------
(DOLLARS IN THOUSANDS)                                                         Average                            Average
                                                         Average                Yield/     Average                Yield/
                                                         Balance    Interest     Cost      Balance     Interest    Cost
                                                         -------    --------   -------     -------     --------   -------
Interest-earning assets:
   Interest-bearing deposits in other banks             $  2,810    $   12       1.71%     $ 15,492       $ 170    4.39%
   Securities:
      Available for sale                                  43,398       607       5.59%       27,433         439    6.40%
      Held to maturity                                     5,000        89       7.12%        8,122          97    4.78%
   FHLB stock                                              4,155        59       5.68%        3,755          67    7.14%
   Loan portfolio                                        377,481     6,596       6.99%      346,766       7,145    8.24%
                                                        --------    ------      -----      --------      ------   -----
    Total interest-earning assets                        432,844     7,363       6.80%      401,568       7,918    7.89%

Non-interest earning assets                               23,648                             12,199
                                                        --------                           --------
Total assets                                            $456,492                           $413,767
                                                        ========                           ========


Interest-bearing liabilities:
   Deposits                                              326,812     2,845       3.48%      314,341       4,125    5.25%
   Borrowed funds                                         78,427       913       4.66%       55,101         847    6.15%
                                                        --------    ------      -----      --------      ------   -----
    Total interest-bearing liabilities                   405,239    $3,758       3.71%      369,442      $4,972    5.38%
                                                                    ------                               ------
Non-interest bearing liabilities                          16,859                             12,900
                                                        --------                           --------
    Total liabilities                                    422,098                            382,342
    Stockholders' equity                                  34,394                             31,425
                                                        --------                           --------
Total liabilities and stockholders' equity              $456,492                           $413,767
                                                        ========                           ========

Net interest income                                                 $3,605                               $2,946
                                                                    ======                               ======

Interest rate spread                                                             3.09%                             2.51%
                                                                                =====                             =====
Net yield on interest-earning assets                                             3.33%                             2.93%
                                                                                =====                             =====
Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                                  106.8%                            108.7%
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



                                                   For the three months ended
                                               March 31, 2001 vs. March 31, 2002
                                                     Increase (Decrease)
                                                          Due to
                                                --------------------------------
(DOLLARS IN THOUSANDS)
                                                 Volume       Rate        Total
                                                 ------       ----       ------
Interest income:
  Interest-bearing deposits in other banks      $   (90)    $   (68)    $  (158)
  Securities:
     Available for sale                             229         (61)        168
     Held to maturity                               (45)         38          (7)
  FHLB stock                                          7         (15)         (8)
  Loan portfolio                                    598      (1,148)       (550)
                                                -------     -------     -------
    Total interest-earning assets                   699      (1,254)       (555)
                                                -------     -------     -------


Interest expense:
   Deposits                                         158      (1,438)     (1,280)
   Borrowed funds                                   304        (238)         66
                                                -------     -------     -------
    Total interest-bearing liabilities              462      (1,676)     (1,214)
                                                -------     -------     -------

Net interest income                             $   237     $   422     $   659
                                                =======     =======     =======


PROVISION AND RESERVE FOR LOAN LOSSES

During the three-month period ended March 31, 2002 the Bank had net charge-offs against the allowance for loan losses of $213,000 compared to $45,000 for the same period in 2001. This increase was due to one credit of $189,000, which previously had been placed in the non-accrual status, being charged off. The Bank added $280,000 to the allowance for loan losses for the current three-month period increasing the balance to $2.6 million at March 31, 2002. The increase in the provision was caused by continued restructuring of the loan portfolio to include a higher percentage of commercial loans. Management considers the current level of the provision to be appropriate based on loan composition, the current level of delinquencies and other non-performing assets, overall economic conditions and other factors. Future increases to the allowance may be necessary, however, due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of additions to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

NONINTEREST INCOME

Noninterest income increased by 191.5% for the three-month period ended March 31, 2002, as compared to the same period a year ago. The change in noninterest income can be attributed to a $465,000 gain on the sale of real estate, a $117,000 gain on the sale of securities and Bank-owned life insurance earnings of $100,000, all of which occurred during the three-month period ended March 31, 2002. No similar transactions occurred during the three months ended March 31, 2001. During February 2002, the Bank sold a parking lot for $500,000 which caused the gain on the sale of real estate. The gain on securities was due to selling bonds and purchasing mortgage backed securities to give the Bank greater cash flow in the event of rising rates. The Bank-owned life insurance was purchased at the end of September 2001. In addition, for the three-month period ended March 31, 2002, as compared to the same period a year ago, service charges and fees on loans increased 26.9% and other income increased $43,000 in the current period. The increase in loan fees was mainly due to an increase in loan settlement service fees for loans processed for others due to a favorable rate environment. The increase in other income was mainly due to an increase in commissions from annuity sales and mutual funds, through UVEST Investment Services.


NONINTEREST EXPENSES

For the three-month period ended March 31, 2002, noninterest expense increased 7.4% as compared to the same period last year. Compensation and related costs increased 10.7%. The increase was due to increases in incentive based pay, costs of benefits, staffing levels and normal increases in salaries. The increase in other noninterest expenses of $33,000 was mainly due to an increase in professional fees. The increase of $24,000 in advertising can be attributed to a more progressive advertising and business development strategy. Occupancy and equipment expense was reduced by $26,000 due to a decrease in the cost of outside data processing services during the three-month period ended March 31, 2002 as compared to the same period last year.

INCOME TAXES

The effective tax rate for the three-month periods ended March 31, 2002 and 2001, was 35.1% and 36.0% respectively. The decrease was mainly due to the fact that the earnings on Bank-owned life insurance are not taxable.

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

ITEM 3 - MARKET RISK

The Company's primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest earning assets and interest bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company's interest earning assets or the cost of its interest bearing liabilities, thus directly impacting the Company's overall earnings. The Company's management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company's asset/liability policy. This policy sets forth management's strategy for matching the risk characteristics of the Company's interest earning assets and liabilities so as to mitigate the effect of changes in the rate environment.

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

           None

ITEM 5.  OTHER INFORMATION

           None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           None

      (b)  Reports on Form 8-K

           A Form 8-K was filed on January 22, 2002 reporting fourth quarter and full fiscal year earnings.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                      COOPERATIVE BANKSHARES, INC.

Dated: May 13, 2002                   /s/ Frederick Willetts, III
                                      ---------------------------------------
                                      President and Chief Executive Officer



Dated: May 13, 2002                   /s/ Todd Sammons
                                      ---------------------------------------
                                      Treasurer and Chief Financial Officer