Form 10-Q
period 2002-06-30
COOPERATIVE BANKSHARES INC
filed 2002-08-14
CIK 923529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                            -------------------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2002
                                  --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                         Commission File Number: 0-24626
                                                 -------

      COOPERATIVE BANKSHARES, INC.
      ---------------------------
(Exact name of registrant as specified in its charter)

      North Carolina                                             56-1886527
-------------------------------------------------            -------------------
(State or other jurisdiction of incorporation or              (I.R.S. Employer
 organization)                                               Identification No.)

201 Market Street, Wilmington, North Carolina                    28401
---------------------------------------------                 ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:   (910) 343-0181
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

                                         [X]  Yes     [ ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,835,947 shares at July 31, 2002
      ---------------------------------

                                TABLE OF CONTENTS






                                                                           Page

Part I            Financial Information

     Item 1       Financial Statements

                  Consolidated Statements of Financial Condition,
                  June 30, 2002 and December 31, 2001                      2

                  Consolidated Statements of Operations, for the
                  three and six months ended June 30, 2002 and 2001        3

                  Consolidated Statement of Stockholders' Equity,
                  for the six months ended June 30, 2002                   4

                  Consolidated Statements of Cash Flows, for the
                  six months ended June 30, 2002 and 2001                  5-6

                  Notes to Consolidated Financial Statements               7-9

     Item 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      10-17

     Item 3       Market Risk                                              17

     Part II      Other Information                                        18

                  Signatures                                               19


                  Exhibit 99

              PART I - FINANCIAL INFORMATION - FINANCIAL STATEMENTS
                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                          JUNE 30, 2002  December 31, 2001*
                                                                          -------------  ------------------
                                                                           (unaudited)
                                ASSETS
  Cash and due from banks, noninterest-bearing                            $ 11,486,565      $ 10,709,799
  Interest-bearing deposits in other banks                                   2,386,990         1,585,779
                                                                          ------------      ------------
    Total cash and cash equivalents                                         13,873,555        12,295,578

  Securities:
    Available for sale (amortized cost of $39,263,986 in June 2002
     and $42,661,527 in December 2001)                                      39,598,524        42,970,180
    Held to maturity (estimated market value of $9,018,725 in June
     2002 and $5,282,815 in December 2001)                                   8,838,807         5,000,000
  FHLB stock                                                                 4,154,900         4,154,900
  Loans held for sale                                                        6,557,504              --
  Loans                                                                    387,462,919       375,980,628
   Less allowance for loan losses                                            2,591,792         2,522,737
                                                                          ------------      ------------
    Net loans                                                              384,871,127       373,457,891
  Other real estate owned                                                    1,283,041           759,272
  Accrued interest receivable                                                2,388,917         2,637,367
  Premises and equipment, net                                                6,594,514         6,471,715
  Other assets                                                              11,273,681        10,367,162
                                                                          ------------      ------------
          Total assets                                                    $479,434,570      $458,114,065
                                                                          ============      ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits                                                                $360,535,738      $339,830,052
  Short-term borrowings                                                     37,833,591        35,000,000
  Escrow deposits                                                              648,267           220,944
  Accrued interest payable                                                     267,443           264,391
  Accrued expenses and other liabilities                                     1,279,012         1,083,242
  Long-term obligations                                                     43,094,905        48,097,156
                                                                          ------------      ------------
       Total liabilities                                                   443,658,956       424,495,785
                                                                          ------------      ------------
Stockholders' equity:
  Preferred stock, $1 par value, 3,000,000 shares authorized,
    no shares issued and outstanding                                              --                --
  Common stock, $1 par value, 7,000,000 shares authorized,
    2,835,947 and 2,835,447 shares issued and outstanding                    2,835,947         2,835,447
  Additional paid-in capital                                                 2,440,644         2,435,720
  Accumulated other comprehensive income                                       204,068           188,278
  Retained earnings                                                         30,294,955        28,158,835
                                                                          ------------      ------------
       Total stockholders' equity                                           35,775,614        33,618,280
                                                                          ------------      ------------
          Total liabilities and stockholders' equity                      $479,434,570      $458,114,065
                                                                          ============      ============

Book value per common share                                               $      12.62      $      11.86
                                                                          ============      ============
*Derived from audited consolidated financial statements

The accompanying notes are an integral part of the consolidated financial statements.

                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      JUNE 30,                        JUNE 30,
                                                                 2002            2001            2002           2001
                                                               ----------     ----------     -----------    -----------
INTEREST INCOME:
  Loans                                                        $6,653,357     $7,006,622     $13,248,903    $14,152,016
  Securities                                                      673,851        696,892       1,369,739      1,232,212
  Other                                                            11,625         58,129          23,918        228,335
  Dividends on FHLB stock                                          54,384         63,197         113,292        130,329
                                                               ----------     ----------     -----------    -----------
       Total interest income                                    7,393,217      7,824,840      14,755,852     15,742,892
                                                               ----------     ----------     -----------    -----------
INTEREST EXPENSE:
  Deposits                                                      2,610,028      3,967,552       5,455,370      8,092,831
  Borrowed funds                                                  892,076        855,064       1,804,729      1,701,870
                                                               ----------     ----------     -----------    -----------
       Total interest expense                                   3,502,104      4,822,616       7,260,099      9,794,701
                                                               ----------     ----------     -----------    -----------
NET INTEREST INCOME                                             3,891,113      3,002,224       7,495,753      5,948,191
Provision for  loan losses                                        120,000         90,000         400,000        180,000
                                                               ----------     ----------     -----------    -----------
       Net interest income after provision for loan losses      3,771,113      2,912,224       7,095,753      5,768,191
                                                               ----------     ----------     -----------    -----------
NONINTEREST INCOME:
   Net gains on sale of loans                                      79,388          2,420          97,668          2,420
   Net gains on sale of securities                                 18,417         12,399         135,182         12,399
   Service charges and fees on loans                              136,374        176,498         337,756        335,215
   Deposit-related fees                                           262,693        243,138         510,929        482,514
   Gain (loss) on sale of premises and equipment                     --             --           464,977         (3,318)
   Bank-owned life insurance earnings                              99,837           --           199,674           --
   Other income, net                                               42,858         27,667         102,974         47,869
                                                               ----------     ----------     -----------    -----------
       Total noninterest income                                   639,567        462,122       1,849,160        877,099
                                                               ----------     ----------     -----------    -----------
NONINTEREST EXPENSE:
   Compensation and fringe benefits                             1,570,690      1,269,547       3,006,544      2,566,176
   Occupancy and equipment                                        549,184        521,985       1,067,395      1,065,802
   Advertising                                                     66,317         64,485         136,820        110,945
   Real estate owned                                                3,985         (1,548)         10,527           (638)
   Other                                                          457,024        421,001         975,985        906,651
                                                               ----------     ----------     -----------    -----------
     Total noninterest expenses                                 2,647,200      2,275,470       5,197,271      4,648,936
                                                               ----------     ----------     -----------    -----------
Income before income taxes                                      1,763,480      1,098,876       3,747,642      1,996,354
Income tax expense                                                632,318        395,972       1,327,978        719,098
                                                               ----------     ----------     -----------    -----------
NET INCOME                                                     $1,131,162     $  702,904     $ 2,419,664    $ 1,277,256
                                                               ==========     ==========     ===========    ===========
NET INCOME PER SHARE:
   Basic                                                       $     0.40     $     0.25     $      0.85    $      0.46
                                                               ==========     ==========     ===========    ===========
   Diluted                                                     $     0.40     $     0.25     $      0.85    $      0.45
                                                               ==========     ==========     ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                        2,835,508      2,800,975       2,835,478      2,774,243
                                                               ==========     ==========     ===========    ===========
   Diluted                                                      2,861,143      2,816,418       2,853,202      2,816,297
                                                               ==========     ==========     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                             ACCUMULATED
                                                                               OTHER
                                                         ADDITIONAL         COMPREHENSIVE                        TOTAL
                                           COMMON          PAID-IN            INCOME          RETAINED        STOCKHOLDERS'
                                           STOCK           CAPITAL              NET           EARNINGS          EQUITY
                                        -----------      -----------         ---------      ------------      ------------
Balance, December 31, 2001              $ 2,835,447      $ 2,435,720         $ 188,278      $ 28,158,835      $ 33,618,280
  Exercise of stock options                     500            4,924                --                --             5,424
  Other comprehensive
    income, net of taxes                         --               --            15,790                --            15,790
  Net income                                     --               --                --         2,419,664         2,419,664
  Cash dividend ($.10 per share)                 --               --                --          (283,544)         (283,544)
                                        -----------      -----------         ---------      ------------      ------------
Balance, June 30, 2002                  $ 2,835,947      $ 2,440,644         $ 204,068      $ 30,294,955      $ 35,775,614
                                        ===========      ===========         =========      ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

               COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                          2002              2001
                                                                                      -----------       -----------
OPERATING ACTIVITIES:
  Net income                                                                          $ 2,419,664       $ 1,277,256
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Net accretion, amortization, and depreciation                                       464,730           329,044
      Net gain on sale of securities                                                     (135,182)          (12,399)
      Net gain on sale of loans                                                           (97,668)           (2,420)
      Provision for deferred income taxes                                                 107,938          (106,739)
      Loss (gain) on sale of premises and equipment                                      (464,977)            3,318
      Gain on sales of foreclosed real estate                                                   -            (6,086)
      Valuation losses on foreclosed real estate                                          108,446             2,807
      Provision for loan losses                                                           400,000           180,000
      Proceeds from sale of loans                                                       5,826,611            27,115
      Loan originations held for sale                                                 (12,286,447)                -
      Changes in assets and liabilities:
        Accrued interest receivable                                                       248,450           132,890
        Prepaid expenses and other assets                                                (311,859)          273,381
        Accrued interest payable                                                            3,052           (12,092)
        Accrued expenses and other liabilities                                            184,102           136,908
                                                                                     ------------      ------------
          Net cash provided (used) by operating activities                             (3,533,140)        2,222,983
                                                                                     ------------      ------------

INVESTING ACTIVITIES:
  Purchases of securities available for sale                                          (21,882,903)      (37,518,037)
  Purchase of Lumina Mortgage Company                                                    (772,610)                -
  Proceeds from sale of securities available for sale                                  19,058,014         5,994,375
  Proceeds from maturity of securities available for sale                               2,435,511        10,004,133
  Proceeds from maturity of securities held to maturity                                         -         5,000,000
  Loan originations, net of principal repayments                                      (12,450,903)       (3,823,008)
  Proceeds from disposals of foreclosed real estate                                       101,908           177,990
  Additions to other real estate owned                                                    (96,455)                -
  Purchases of premises and equipment                                                    (466,744)         (365,250)
  Proceeds from sale of premises and equipment                                            499,070             5,375
                                                                                     ------------      ------------
          Net cash used in investing activities                                       (13,575,112)      (20,524,422)
                                                                                     ------------      ------------

FINANCING ACTIVITIES:
  Net increase in deposits                                                             20,705,686        11,672,525
  Net change in short-term borrowings                                                  (2,168,660)           (2,131)
  Proceeds from issuance of common stock                                                    5,424             5,525
  Dividends  paid                                                                        (283,544)         (280,098)
  Net change in escrow deposits                                                           427,323           193,736
                                                                                     ------------      ------------
          Net cash provided by financing activities                                    18,686,229        11,589,557
                                                                                     ------------      ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        1,577,977        (6,711,882)
CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                                                  12,295,578        17,898,568
                                                                                     ------------      ------------
  END OF PERIOD                                                                      $ 13,873,555      $ 11,186,686
                                                                                     ============      ============

                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                              2002                    2001
                                                                           -----------            -----------
Cash paid for:
  Interest                                                                 $ 7,257,047            $ 9,806,793
  Income taxes                                                               1,192,763                764,583

Summary of noncash investing and financing activities:
  Transfer from loans to foreclosed real estate                                637,668                     --
  Unrealized gain on securities available for sale,
     net of taxes                                                               15,790                 57,785
  Transfer of securities from held to maturity to
    available for sale-fair value                                                   --              5,946,000

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Accounting  Policies:  The  significant  accounting  policies  followed  by
     --------------------
     Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 2001. The results of operations for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

3.   Earnings  Per Share:  Earnings  per share are  calculated  by dividing  net
     -------------------
     income by the sum of the weighted average number of common shares outstanding and potential common shares. Potential common stock consists of stock options issued and outstanding. In determining the number of potential common stock, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise. The following table provides a reconciliation of income available to common stockholders and the average number of shares outstanding for the periods below:

                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                              JUNE 30,                      JUNE 30,
                                       -----------------------      -----------------------
                                         2002           2001          2002           2001
                                       ---------     ---------      ---------     ---------
Net income (numerator)                $1,131,162    $  702,904     $2,419,664    $1,277,256

Shares for basic EPS (denominator)     2,835,508     2,800,975      2,835,478     2,774,243
Dilutive effect of stock options          25,635        15,443         17,724        42,054
                                       ---------     ---------      ---------     ---------
Shares for diluted EPS (denominator)   2,861,143     2,816,418      2,853,202     2,816,297
                                       =========     =========      =========     =========

4.   Comprehensive  Income:  Comprehensive  income  includes  net income and all
     ---------------------
     other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities. The following table sets forth the components of other comprehensive income and total comprehensive income for the three and six months ended June 30:

                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                           --------------------------    --------------------------
                                               2002          2001           2002            2001
                                           -----------    -----------    -----------    -----------
Net income .............................   $ 1,131,162    $   702,904    $ 2,419,664    $ 1,277,256
Other comprehensive income
   Reclassification adjustment for
    realized gain on available for
    sale securities ....................       (18,417)       (12,399)      (135,182)       (12,399)
   Unrealized gain (losses) on available
    for sale securities arising during
     the period ........................     1,064,830        (94,326)       161,067        107,129
Income tax (expense) benefit ...........      (408,101)        41,623        (10,095)       (36,945)
                                           -----------    -----------    -----------    -----------
Other comprehensive income (loss) ......       638,312        (65,102)        15,790         57,785
                                           -----------    -----------    -----------    -----------
Comprehensive income ...................   $ 1,769,474    $   637,802    $ 2,435,454    $ 1,335,041
                                           ===========    ===========    ===========    ===========

5.   New Accounting Pronouncements: On January 1, 2001, the Company adopted SFAS
     -----------------------------
     No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement is effective for fiscal years beginning after June 15, 2000, with earlier adoption permitted, as amended by SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. On January 1, 2001, the Company transferred held-to-maturity investment securities with an amortized cost of approximately $5,978,000 to the available-for-sale category at fair value as allowed by SFAS No. 133. The unrealized loss at the time of transfer of approximately $32,000 before tax has been included in other comprehensive income, net of tax. Such transfers from the held-to-maturity category at the date of initial adoption shall not call into question the Company's intent to hold other debt securities to maturity in the future.

     The Company does not engage in any hedging activities except for the buy and sell commitments for loans held for sale, which are deemed immaterial due to the fact the Company issues a rate lock commitment to a customer and concurrently "locks in" the loan with a secondary market investor under a best efforts delivery mechanism. Therefore, market risk is mitigated because any commitments to fund a loan available for sale is concurrently hedged by a commitment from an investor to purchase the loan under the same terms. Loans are usually sold within 60 days after closing. Other than the aforementioned transfer of securities, the adoption of the statement had no material impact on the Company.

     On July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations". This Statement improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The purchase method was used in recording the acquisition of Lumina Mortgage Company.

     On January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". This Statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company did not have any goodwill until the purchase of Lumina Mortgage Company. This purchase has created goodwill in the amount of $661,000 at June 30, 2002. In accordance with Statement No. 142, this goodwill will not be amortized since it has an indefinite useful life but instead will be tested for impairment at least annually.

6.   Real Estate Sale:  During  February  2002,  the Bank sold a parking lot for
     ----------------
     $500,000. A gain of $464,977 was realized on the sale.

7.   Loans  Held for Sale:  As a part of the  normal  business  operations,  the
     --------------------
     Company originates mortgage loans that have been pre-approved by secondary investors. The Company issues a rate lock commitment to a customer and concurrently "locks in" with a secondary market investor under a best efforts delivery mechanism. The terms of the loan are set by the secondary investors and are transferred to them at par within several weeks of the Company initially funding the loan. The Company receives origination fees from borrowers and servicing release premiums from the investors that are recognized on the Statement of Operations in the line item "net gains on sale of loans". Between the initial funding of the loans by the Company and the subsequent purchase by the investor, the Company carries the loans on its balance sheet at cost.

8.   Acquisition:  On May 31, 2002,  the Bank acquired the  operating  assets of
     -----------
     Wilmington-based Lumina Mortgage Company ("Lumina"). The combined resources of these two companies will allow the Bank to become the premier mortgage lender in the Wilmington market and enable Cooperative Bank to offer a wider range of products to a larger customer base. Lumina has offices in Wilmington, North Carolina, North Myrtle Beach, South Carolina and Virginia Beach, Virginia. Their 2001 loan originations totaled $118 million. The purchase price was $740,000 in cash with two future contingent payments based on loan origination volume and meeting certain profitability goals of Lumina in the two subsequent years after the purchase. Due to the uncertainties surrounding the determination of the contingent payments, such payments have not been recorded. The two contingent payments are estimated to be approximately $300,000 each and will be recorded as additional purchase price. At June 30, 2002, the goodwill created by this transaction was $661,000.

     Lumina borrows money on a short-term basis to fund its loans that are held for sale. At June 30, 2002 the balance of this borrowing was $6.5 million at a rate of 4.09%. This borrowing is collateralized by mortgage loans held for sale. When a loan is sold, the proceeds are used to repay the borrowing. Loans are usually sold within 60 days. This borrowing agreement provides for a maximum line of credit up to $10 million.

     The following table summarizes the estimated fair value of assets acquired and liabilities assumed at May 31, 2002 but does not include $32,549 of professional fees that were included in goodwill as part of this transaction:


               Premises and equipment                   $ 71,584
               Goodwill                                  628,416
               Other Assets                               51,729
                                                        --------
                  Total assets acquired                 $751,729
                                                        --------
               Accrued expenses and other liabilities     11,668
                                                        --------
                  Total liabilities assumed               11,668
                                                        --------
               Net assets acquired                      $740,061
                                                        ========


     Presented below are the pro-forma consolidated condensed statements of income, for the Company and Lumina Mortgage Company, for the three and six month periods ended June 30, 2002 and 2001, assuming the acquisition was completed at the beginning of all periods presented. The unaudited pro-forma information presented below is not necessarily indicative of the results of operations that would have resulted had the merger been completed at the beginning of the applicable periods presented, nor is it necessarily indicative of the results of operations in future periods.

                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                                 2002          2001           2002          2001
                                             -----------   -----------   -----------   -----------
Interest income                              $ 7,465,700   $ 7,937,893   $14,900,817   $15,968,998

Interest expense                               3,551,085     4,927,161     7,358,060    10,003,791
                                             -----------   -----------   -----------   -----------

Net interest income                            3,914,615     3,010,732     7,542,757     5,965,207
Provision for  loan losses                       120,000        90,000       400,000       180,000
                                             -----------   -----------   -----------   -----------
       Net interest income after provision
         for loan losses                       3,794,615     2,920,732     7,142,757     5,785,207
                                             -----------   -----------   -----------   -----------

Noninterest income                             1,339,363     1,300,804     3,248,751     2,554,463
Noninterest expense                            3,313,973     3,030,890     6,530,817     6,159,776

Income before income taxes                     1,820,005     1,190,646     3,860,691     2,179,894
Income tax expense                               654,363       431,762     1,372,067       790,679
                                             -----------   -----------   -----------   -----------
NET INCOME                                   $ 1,165,642   $   758,884   $ 2,488,624   $ 1,389,215
                                             ===========   ===========   ===========   ===========
NET INCOME PER SHARE:
   Basic                                     $      0.41   $      0.27   $      0.88   $      0.50
                                             ===========   ===========   ===========   ===========
   Diluted                                   $      0.41   $      0.27   $      0.87   $      0.49
                                             ===========   ===========   ===========   ===========

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

Cooperative Bank was chartered in 1898 and is headquartered in Wilmington, North Carolina. The Bank operates 17 financial centers throughout the coastal and inland communities of eastern North Carolina. These centers extend from Corolla, located on the Outer Banks of North Carolina, to Tabor City, located on the South Carolina border. The Bank's deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").

Through its financial centers, the Bank provides a wide range of banking products, including interest bearing and non-interest bearing checking accounts, certificates of deposit and individual retirement accounts. It offers an array of loan products: overdraft protection, commercial, consumer, agricultural, real estate, residential mortgage and home equity loans. Also offered are safe deposit boxes and automated banking services through ATMs and Access24 Phone Banking. In addition, the Bank offers discount brokerage services, annuity sales and mutual funds through a third party arrangement with UVEST Investment Services. The Bank also offers a wide range of mortgage loan products through its subsidiary, CS&L Services. On May 31, 2002, the Bank acquired Wilmington-based Lumina Mortgage Company. Lumina Mortgage has offices in Wilmington, North Carolina, North Myrtle Beach, South Carolina and Virginia Beach, Virginia. Their 2001 loan originations totaled $118 million. Management expects this acquisition to be accretive to earnings during the year ended 2002.

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

MANAGEMENT STRATEGY

Cooperative Bank's lending activities have traditionally concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. In recent years however, the Bank has emphasized origination of nonresidential real estate loans and secured and unsecured consumer and business loans. As of June 30, 2002, approximately $274 million, or 71%, of the Bank's loan portfolio consisted of loans secured by residential properties. This has changed from approximately $273 million, or 73% at December 31, 2001. The Bank originates adjustable rate and fixed rate loans. As of June 30, 2002, adjustable rate and fixed rate loans totaled approximately 63.5% and 36.5%, respectively, of the Bank's total loan portfolio.

The Bank has chosen to sell a larger percentage of its fixed rate mortgage loan originations through brokered arrangements. This enables the Bank to reinvest these funds in commercial loans, while increasing fee income. This is part of the continuing effort to restructure the balance sheet and operations to be more reflective of a commercial bank.

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

At June 30, 2002, Cooperative had a one-year cumulative gap position of a negative 3.2%. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, a part of the Company's adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings, and money market deposit accounts. Experience has shown that the Company sees relatively modest repricing of these transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

When Lumina gives a rate lock commitment to a customer, there is a concurrent "lock in" for the loan with a secondary market investor under a best efforts delivery mechanism. Therefore interest rate risk is mitigated because any commitments to fund a loan available for sale is concurrently hedged by a commitment from an investor to purchase the loan under the same terms. Loans are usually sold within 60 days after closing.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Bank enters into agreements that obligate it to make future payments under contracts, such as debt and lease agreements. In addition, the Bank commits to lend funds in the future such as credit lines and loan commitments at June 30, 2002 (in thousands).

                                                                            Payments Due by Period
                                                     --------------------------------------------------------------------
                                                                     Less
                                                                     than 1           1-3            4-5          Over 5
           Contractual Obligations                    Total           year           years          years          years
                                                     --------        --------       -------         ------        -------
Borrowed Funds                                       $ 80,928        $ 37,834       $20,000         $    -        $23,094
Lease Obligations                                       1,920             317           408            177          1,018
Deposits                                              360,536         305,040        55,323             42            131
                                                     --------        --------       -------         ------        -------
Total Contractual Cash Obligations                   $443,384        $343,191       $75,731         $  219        $24,243
                                                     ========        ========       =======         ======        =======

                                                                        Amount of Commitment Expiration

                                                                                Per Period
                                                  ----------------------------------------------------------------------
                                                    Total           Less
                                                   Amounts         than 1           1-3            4-5          Over 5
        Off Balance Sheet Commitments             Committed         year           years          years         years
                                                  ----------       -------         -----          -----         -------
Undisbursed portion of home equity loans
   collateralized primarily by junior liens
   on 1-4 family properties                       $ 12,739        $  1,444         $ 176          $ 224       $ 10,895
Other commitments and credit lines                  12,668          10,205           633              6          1,824
Undisbursed portion of construction loans           33,023          33,023             -              -              -
Fixed-rate mortgage loan commitments                   601             601             -              -              -
Adjustable-rate mortgage loan
   commitments                                       1,866           1,866             -              -              -
Commitments to sell loans                            6,558           6,558             -              -              -
                                                  --------        --------         -----          -----       --------
Total Commitments                                 $ 67,455        $ 53,697         $ 809          $ 230       $ 12,719
                                                  ========        ========         =====          =====       ========

LIQUIDITY

The Company's goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses, and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, deposits, income from operations and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta ("FHLB") in an amount of up to 25% of the Bank's total assets. At June 30, 2002, the Bank's borrowed funds from the FHLB equaled 15.5% of its total assets. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition.

At June 30, 2002, the estimated market value of liquid assets (cash, cash equivalents, marketable securities and loans held for sale) was approximately $69.0 million, which represents 15.6% of deposits and borrowed funds as compared to $60.5 million or 14.3% of deposits and borrowed funds at December 31, 2001. The increase in liquid assets was primarily due to an increase in loans held for sale that was funded with short term borrowings.

The Company's primary uses of liquidity are to fund loans and to make investments. At June 30, 2002, outstanding off-balance sheet commitments to extend credit totaled $27.9 million, and the undisbursed portion of construction loans was $33.0 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL

Stockholders' equity at June 30, 2002, was $35.8 million, up 6.4% from $33.6 million at December 31, 2001. Stockholders' equity at June 30, 2002 and December 31, 2001, includes unrealized gains, net of tax, of $204,000 and $188,000, respectively, on securities available for sale marked to estimated fair market value.

Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At June 30, 2002, the Bank's ratio of Tier I capital was 7.56%. The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of allowance for loan losses. At June 30, 2002, the Bank had a ratio of qualifying total capital to risk-weighted assets of 11.14%.

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

On June 20, 2002, the Company's Board of Directors approved a quarterly cash dividend of $.05 per share. The dividend was paid on July 16, 2002 to stockholders of record as of July 1, 2002. Any future payment of dividends is dependent on the financial condition, and capital needs of the Company, requirements of regulatory agencies, and economic conditions in the marketplace.

CRITICAL ACCOUNTING POLICY

The Company's only critical accounting policy is the determination of its allowance for loan losses. A critical accounting policy is one that is both very important to the portrayal of the Company's financial condition and results, and requires management's most difficult, subjective or complex judgments. What makes these judgments inherently difficult, subjective and/or or complex is the need to make estimates about the effects of matters that are inherently uncertain. For further information on the allowance for loan losses, see "Financial Condition" in Management's Discussion and Analysis and Note 3 of "Notes to Consolidated Financial Statements" included in the 2001 Annual Report.

FINANCIAL CONDITION AT JUNE 30, 2002, COMPARED TO DECEMBER 31, 2001

The Company's total assets increased 4.7% to $479.4 million at June 30, 2002, as compared to $458.1 million at December 31, 2001. There was an increase of $1.6 million (12.8%) in cash and cash equivalents, which was caused by an increase in deposits of $20.7 million (6.1%). The increase in deposits was primarily in the seven month certificates due to favorable pricing and the customers' desire to stay short in the current rate environment. The

Bank also attracted an additional $6.7 million in internet deposits because the rates were competitive with the Bank's local markets. Internet deposits are primarily obtained from other financial institutions in increments of $99,000, with terms primarily of one or two years. The rise in deposits also enabled the Bank to fund an increase in loans of $11.5 million (3.1%) and repay $9.0 million of borrowed funds from the FHLB. Borrowed funds, collateralized through an agreement with the FHLB for advances, are secured by the Bank's investment in FHLB stock and qualifying first mortgage loans. There was an increase of $6.6 million in loans held for sale, which was funded by a short term borrowing at another financial institution. This loan is collateralized by the loans held for sale. Both the loans held for sale and the corresponding borrowing are new since December 31, 2001, and are a result of the Lumina Mortgage Company purchase. At June 30, 2002, $37.8 million in borrowed funds mature in 1 year and $20.0 million of funds mature in 2 years. The remaining amount of borrowed funds matures in 2010 or 2011.

The Company's non-performing assets (loans 90 days or more delinquent and foreclosed real estate) were $1.5 million, or .32% of assets, at June 30, 2002, compared to $3.8 million, or 0.84% of assets, at December 31, 2001. The majority of this reduction was due to over $1.1 million of loans being paid off in the first half of 2002 that were classified as non-performing at December 31, 2001. In addition, $331,000 in loans were charged off during this period. Foreclosed real estate increased to $1.3 million at June 30, 2002, from $800,000 at December 31, 2001, but only three properties make up this balance. The Company assumes an aggressive position in collecting delinquent loans and disposing of foreclosed assets to minimize balances of non-performing assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. For further information see "Comparison of Operating Results - Provision and Reserve for Loan Losses".

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

NET INCOME

Net income for the three and six-month periods ended June 30, 2002, increased 60.9% to $1.1 million and 89.4% to $2.4 million respectively, as compared to the same period last year. The increase in net income for the six-month period ended June 30, 2002 can be attributed to increases in net interest income of $1.5 million and noninterest income of $1.1 million. These increases were partially offset by increases in the provision for loan losses of $220 thousand, noninterest expense of $550 thousand and income taxes of $610 thousand during the same period.

INTEREST INCOME

For the three-month period ended June 30, 2002, interest income decreased 5.5% as compared to the same period a year ago. The average balance of interest-earning assets increased 6.9% but the average yield decreased 89 basis points as compared to the same period a year ago. Interest income decreased 6.3% for the six-month period ended June 30, 2002, as compared to the same period a year ago. The decrease in interest income can be attributed to the yield on average interest-earning assets decreasing to 6.82% as compared to 7.78% for the same period a year ago. The average balance of interest-earning assets increased 7.0% for the six month period ended June 30, 2002, as compared to the same period a year ago. The increase in the average balance of interest-earning assets had a positive effect on interest income while the reduction in yield had a negative impact on interest income.

INTEREST EXPENSE

Interest expense decreased 27.4% for the three-month period ended June 30, 2002, as compared to the same period a year ago. This decrease was due to the average cost of interest-bearing liabilities decreasing 174 basis points as compared to the same period a year ago. In the six-month period ended June 30, 2002, interest expense decreased 25.9% as compared to the same period a year ago. The average balance of interest-bearing liabilities increased 9.6% as compared to the same period a year ago. The cost of interest-bearing liabilities decreased to 3.57% as compared to 5.28% for the same period last year.

NET INTEREST INCOME

Net interest income for the three and six-month periods ended June 30, 2002, as compared to the same period a year ago, increased 29.6% and 26.0%, respectively. The increase was due to a larger decrease in the cost of liabilities versus the yield on assets, which can be attributed to the fact that certificates of deposit continue to reprice at lower yields caused by the rate reductions in 2001. See "Average Yield/Cost Analysis" tables for further information on interest income and interest expense.

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

                                                                            For the three months ended
                                                               JUNE 30, 2002                       JUNE 30, 2001
                                                   ---------------------------------     ----------------------------
(DOLLARS IN THOUSANDS)                                                       Average                          Average
                                                     Average                  Yield/     Average               Yield/
                                                     Balance     Interest     Cost       Balance    Interest    Cost
                                                     -------     ---------   -------     -------    --------   ------
Interest-earning assets:
   Interest-bearing deposits in other banks         $  2,604      $   12       1.84%     $  8,886    $   58     2.61%
   Securities:
      Available for sale                              41,171         559       5.43%       37,927       596     6.29%
      Held to maturity                                 7,216         115       6.37%        8,000       101     5.05%
   FHLB stock                                          4,155          54       5.20%        3,755        63     6.71%
   Loan portfolio                                    380,417       6,653       7.00%      348,987     7,007     8.03%
                                                    --------      ------                 --------    ------
    Total interest-earning assets                    435,563       7,393       6.79%      407,555     7,825     7.68%

Non-interest earning assets                           27,238                               12,583
                                                    --------                             --------
Total assets                                        $462,801                             $420,138
                                                    ========                             ========


Interest-bearing liabilities:
   Deposits                                         $336,202      $2,610       3.11%     $316,673    $3,968     5.01%
   Borrowed funds                                     72,460         892       4.92%       56,410       855     6.06%
                                                    --------      ------                 --------    ------
    Total interest-bearing liabilities               408,662       3,502       3.43%      373,083     4,823     5.17%
                                                                  ------                             ------

Non-interest bearing liabilities                      19,098                               15,013
                                                    --------                             --------

    Total liabilities                                427,760                              388,096
    Stockholders' equity                              35,041                               32,042
                                                    --------                             --------
Total liabilities and stockholders' equity          $462,801                             $420,138
                                                    ========                             ========

Net interest income                                               $3,891                             $3,002
                                                                  ======                             ======

Interest rate spread                                                           3.36%                            2.51%
                                                                              =====                            =====

Net yield on interest-earning assets                                           3.57%                            2.95%

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                                106.6%                           109.2%
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

                                                                            For the six months ended
                                                               JUNE 30, 2002                       JUNE 30, 2001
                                                   ---------------------------------     ----------------------------
(DOLLARS IN THOUSANDS)                                                       Average                          Average
                                                     Average                  Yield/     Average               Yield/
                                                     Balance     Interest     Cost       Balance    Interest    Cost
                                                     -------     ---------   -------     -------    --------   ------
Interest-earning assets:
   Interest-bearing deposits in other banks         $  2,707     $    24       1.77%     $ 12,189   $   228     3.74%
   Securities:
      Available for sale                              42,285       1,166       5.51%       32,680     1,035     6.33%
      Held to maturity                                 6,108         204       6.68%        8,061       198     4.91%
   FHLB stock                                          4,155         113       5.44%        3,755       130     6.92%
   Loan portfolio                                    377,682      13,249       7.02%      347,877    14,152     8.14%
                                                    --------     -------                 --------   -------
    Total interest-earning assets                    432,937      14,756       6.82%      404,562    15,743     7.78%

Non-interest earning assets                           27,709                               12,391
                                                    --------                             --------
Total assets                                        $459,646                             $416,953
                                                    ========                             ========


Interest-bearing liabilities:
   Deposits                                         $331,507     $ 5,454       3.29%     $315,507   $ 8,093     5.13%
   Borrowed funds                                     75,443       1,806       4.79%       55,756     1,702     6.11%
                                                    --------     -------                 --------   -------
    Total interest-bearing liabilities               406,950       7,260       3.57%      371,263     9,795     5.28%
                                                                 -------                            -------

Non-interest bearing liabilities                      17,979                               13,956
                                                    --------                             --------

    Total liabilities                                424,929                              385,219
    Stockholders' equity                              34,717                               31,734
                                                    --------                             --------
Total liabilities and stockholders' equity          $459,646                             $416,953
                                                    ========                             ========

Net interest income                                              $ 7,496                            $ 5,948
                                                                 =======                            =======

Interest rate spread                                                           3.25%                            2.50%
                                                                              =====                            =====

Net yield on interest-earning assets                                           3.46%                            2.94%

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                                106.4%                           109.0%
                                                                              =====                            =====

PROVISION AND RESERVE FOR LOAN LOSSES


During the six-month period ended June 30, 2002 the Bank had net charge-offs against the allowance for loan losses of $331,000 compared to $50,000 for the same period in 2001. This increase was due to one credit of $189,000, which previously had been placed in the non-accrual status, being charged off and three loans that were written down to the fair value of the collateral at the time of foreclosure. The Bank recorded $400,000 as a provision for loan losses for the current six-month period, increasing the balance of the allowance for loan losses to $2.6 million at June 30, 2002 as compared to recording a $180,000 provision for the same period last year. The increase in the provision was primarily caused by a continued emphasis to grow the Bank's commercial loan portfolio. Management considers the current level of the provision to be appropriate based on loan composition, the current level of delinquencies and other non-performing assets, overall economic conditions and other factors. Future increases to the allowance may be necessary due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of additions to the allowance for loan losses based on their judgments of information available to them at the time of their examination.


NONINTEREST INCOME

Noninterest income increased by 110.8% for the six-month period ended June 30, 2002, as compared to the same period a year ago. The change in noninterest income can be attributed to a $465,000 gain on the sale of real estate and Bank-owned life insurance earnings of $200,000. No similar transactions occurred during the six months ended June 30, 2001. During February 2002, the Bank sold a parking lot for $500,000 which caused the gain on the sale of real estate. The Bank-owned life insurance was purchased at the end of September 2001. In addition, net gains on sale of securities increased $123,000 for the six-month period ended June 30, 2002, as compared to the same period last year. The gain on securities was due primarily to selling bonds and purchasing mortgage backed securities to give the Bank greater cash flow in the event of rising rates. Also, net gains on sale of loans increased to $98,000 for the six-month period ended June 30, 2002, as compared to $2,000 for the same period a year ago. This increase was primarily due to increased loan sale volume resulting from the purchase of Lumina Mortgage Company. For the six-month period ended June 30, 2002, as compared to the same period a year ago, other income increased $58,000 in the current period. This increase was mainly due to an increase in commissions from annuity sales and mutual funds, through UVEST Investment Services.

In the three-month period ended June 30, 2002, noninterest income increased 38.4% as compared to the same period last year. The net gains on sale of loans, Bank-owned life insurance and other income net increased $77,000, $100,000 and $15,000 respectively, for the three-month period ended June 30, 2002, as compared to the same period a year ago. The reasons for these increases are the same as stated above for the six month period. In addition, deposit-related fees increased 8.0% for the three-month period ended June 30, 2002, as compared to the same period last year. This increase is primarily due to an increase in ATM revenues, which was caused by an increase in both the fee and the number of ATMs in operation. During the same three-month period, service charges and fees on loans decreased 22.7% as compared to last year. This reduction was primarily caused by a reduction in loan settlement service fees due to the large number of mortgage refinances made during the three-months ended June 30, 2001.

NONINTEREST EXPENSES

For the six-month period ended June 30, 2002, noninterest expense increased 11.8% as compared to the same period last year. Compensation and related costs increased 17.2%. The increase was due to increases in incentive based pay, costs of benefits, staffing levels and normal increases in salaries, as well as higher personnel costs as a result of the purchase of Lumina Mortgage Company. The increase in other noninterest expenses of $69,000 was mainly due to an increase in professional fees. The increase of $26,000 in advertising can be attributed to a more progressive advertising and business development strategy.

In the three-month period ended June 30, 2002, noninterest expense increased 16.3% as compared to the same period last year. This increase can be principally attributed to compensation and fringe benefits and other expense increasing $301,000 and $36,000, respectively. The reasons for these changes are identical to the six-month period ended June 30, 2002.

INCOME TAXES

The effective tax rates for the six-month periods ended June 30, 2002 and 2001, were 35.4% and 36.0% respectively. The effective tax rates for the three-month periods ended June 30, 2002 and 2001, were 35.9% and

36.0% respectively. The decreases were mainly due to the fact that the earnings on Bank-owned life insurance are not taxable.

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

ITEM 3 - MARKET RISK

The Company's primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest earning assets and interest bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company's interest earning assets or the cost of its interest bearing liabilities, thus directly impacting the Company's overall earnings. The Company's management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company's asset/liability policy. This policy sets forth management's strategy for matching the risk characteristics of the Company's interest earning assets and liabilities so as to mitigate the effect of changes in the rate environment. The Company's market risk profile has not changed significantly since December 31, 2001.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

           Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a)  Not applicable

      (b)  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      (a)  Not applicable

      (b)  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


           (1) Annual Meeting of Stockholders, April 26, 2002
                  (a) Election of Directors

                                                          FOR                                 WITHHELD
                                                   NUMBER    PERCENTAGE                 NUMBER        PERCENTAGE
                                                 OF VOTES      OF VOTES               OF VOTES          OF VOTES
Paul G. Burton                                  2,383,836       90.22 %                258,428             9.78%
H. Thompson King, III                           2,384,636        90.25%                257,628             9.75%
R. Allen Rippy                                  2,383,636        90.21%                258,628             9.79%

ITEM 5.  OTHER INFORMATION

           None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - Exhibit 99 - CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated July 17, 2002 to report second quarter earnings.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       COOPERATIVE BANKSHARES, INC.



Dated:  August 14, 2002               /s/ Frederick Willetts, III
                                      ------------------------------------------
                                      President and Chief Executive Officer



Dated:  August 14, 2002               /s/ Todd Sammons
                                      ------------------------------------------
                                      Treasurer and Chief Financial Officer