Form 10-Q
period 2002-09-30
COOPERATIVE BANKSHARES INC
filed 2002-11-13
CIK 923529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                            -------------------------

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      September 30, 2002
                                    -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

                         Commission File Number: 0-24626
                                                 -------


                          COOPERATIVE BANKSHARES, INC.
                           ---------------------------

             (Exact name of registrant as specified in its charter)

      North Carolina                                             56-1886527
--------------------------------------------                 -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
 or organization)                                            Identification No.)

201 Market Street, Wilmington, North Carolina                      28401
---------------------------------------------                    ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:    (910) 343-0181
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

                                               [x] Yes            [ ]   No

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,835,947 shares at November 8, 2002
      ------------------------------------

                                TABLE OF CONTENTS






                                                                            Page

Part I         Financial Information

     Item 1    Financial Statements

               Consolidated Statements of Financial Condition,
               September 30, 2002 and December 31, 2001                     2

               Consolidated Statements of Operations, for the three
               and nine months ended September 30, 2002 and 2001            3

               Consolidated Statement of Stockholders' Equity, for
               the nine months ended September 30, 2002                     4

               Consolidated Statements of Cash Flows, for the nine
               months ended September 30, 2002 and 2001                     5-6

               Notes to Consolidated Financial Statements                   7-9

     Item 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         10-18

     Item 3    Market Risk                                                 18

     Item 4    Controls and Procedures                                     18

     Part II   Other Information                                           19

               Signatures                                                  20

               Certifications                                              21-22

               Exhibit 99                                                  23

          PART 1-FINANCIAL INFORMATION-FINANCIAL STATEMENTS
             COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                SEPTEMBER 30, 2002    December 31, 2001*
                                                                                ------------------    ------------------
                                                                                  (UNAUDITED)
                                ASSETS
  Cash and due from banks, noninterest-bearing                                    $  16,089,833         $  10,709,799
  Interest-bearing deposits in other banks                                                   --             1,585,779
                                                                                  -------------         -------------
    Total cash and cash equivalents                                                  16,089,833            12,295,578
  Securities:
    Available for sale (amortized cost of $42,307,557 in September 2002
     and $42,661,527 in December 2001)                                               42,988,564            42,970,180
    Held to maturity (estimated market value of $8,483,291 in September
     2002 and $5,282,815 in December 2001)                                            8,309,326             5,000,000
  FHLB stock                                                                          4,154,900             4,154,900
  Loans held for sale                                                                18,285,278                    --
  Loans                                                                             389,642,176           375,980,628
   Less allowance for loan losses                                                     2,702,124             2,522,737
                                                                                  -------------         -------------
    Net loans                                                                       386,940,052           373,457,891
  Other real estate owned                                                               599,588               759,272
  Accrued interest receivable                                                         2,315,623             2,637,367
  Premises and equipment, net                                                         7,137,366             6,471,715
  Other assets                                                                       11,214,535            10,367,162
                                                                                  -------------         -------------
          Total assets                                                            $ 498,035,065         $ 458,114,065
                                                                                  =============         =============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits                                                                        $ 359,872,874         $ 339,830,052
  Short-term borrowings                                                              53,039,188            35,000,000
  Escrow deposits                                                                       730,464               220,944
  Accrued interest payable                                                              114,882               264,391
  Accrued expenses and other liabilities                                              4,118,613             1,083,242
  Long-term obligations                                                              43,093,756            48,097,156
                                                                                  -------------         -------------
       Total liabilities                                                            460,969,777           424,495,785
                                                                                  -------------         -------------

Stockholders' equity:
  Preferred stock, $1 par value, 3,000,000 shares authorized,
    no shares issued and outstanding                                                         --                    --
  Common stock, $1 par value, 7,000,000 shares authorized,
    2,835,947 and 2,835,447 shares issued and outstanding                             2,835,947             2,835,447
  Additional paid-in capital                                                          2,440,644             2,435,720
  Accumulated other comprehensive income                                                415,414               188,278
  Retained earnings                                                                  31,373,283            28,158,835
                                                                                  -------------         -------------
       Total stockholders' equity                                                    37,065,288            33,618,280
                                                                                  -------------         -------------
          Total liabilities and stockholders' equity                              $ 498,035,065         $ 458,114,065
                                                                                  =============         =============

* Derived from audited consolidated financial statements

The accompanying notes are an integral part of the consolidated financial statements.

                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                                  2002            2001          2002           2001
                                                             ------------    ------------   ------------   ------------
INTEREST INCOME:
  Loans                                                      $  6,682,082    $  7,034,182   $ 19,930,985   $ 21,186,198
  Securities                                                      610,326         748,095      1,980,064      1,980,307
  Other                                                            18,473          23,640         42,391        251,975
  Dividends on FHLB stock                                          54,981          63,892        168,273        194,221
                                                             ------------    ------------   ------------   ------------
       Total interest income                                    7,365,862       7,869,809     22,121,713     23,612,701
                                                             ------------    ------------   ------------   ------------
INTEREST EXPENSE:
  Deposits                                                      2,462,594       3,857,524      7,918,261     11,950,354
  Borrowed funds                                                  917,751         889,419      2,722,183      2,591,290
                                                             ------------    ------------   ------------   ------------
       Total interest expense                                   3,380,345       4,746,943     10,640,444     14,541,644
                                                             ------------    ------------   ------------   ------------

NET INTEREST INCOME                                             3,985,517       3,122,866     11,481,269      9,071,057
Provision for  loan losses                                        120,000         120,000        520,000        300,000
                                                             ------------    ------------   ------------   ------------
       Net interest income after provision for loan losses      3,865,517       3,002,866     10,961,269      8,771,057
                                                             ------------    ------------   ------------   ------------

NONINTEREST INCOME:
   Net gains on sale of loans                                     704,043            --          765,385          2,420
   Net gains on sale of securities                                   --            98,086        135,182        110,485
   Service charges and fees on loans                              140,280         176,025        478,035        511,240
   Deposit-related fees                                           259,586         257,946        770,515        781,840
   Gain (loss) on sale of premises and equipment                     --              --          464,977         (3,318)
   Bank-owned life insurance earnings                              85,658            --          285,332           --
   Other income, net                                               84,664             813        187,639          7,302
                                                             ------------    ------------   ------------   ------------
       Total noninterest income                                 1,274,231         532,870      3,087,065      1,409,969
                                                             ------------    ------------   ------------   ------------

NONINTEREST EXPENSE:
   Compensation and fringe benefits                             2,083,599       1,223,555      5,053,817      3,789,730
   Occupancy and equipment                                        619,565         540,116      1,686,959      1,605,919
   Advertising                                                    103,043          89,984        239,863        200,929
   Real estate owned                                               (1,267)          5,594          9,260          4,957
   Other                                                          472,247         432,811      1,448,232      1,339,461
                                                             ------------    ------------   ------------   ------------
     Total noninterest expenses                                 3,277,187       2,292,060      8,438,131      6,940,996
                                                             ------------    ------------   ------------   ------------

Income before income taxes                                      1,862,561       1,243,676      5,610,203      3,240,030
Income tax expense                                                642,682         438,211      1,970,660      1,157,309
                                                             ------------    ------------   ------------   ------------
NET INCOME                                                   $  1,219,879    $    805,465   $  3,639,543   $  2,082,721
                                                             ============    ============   ============   ============
NET INCOME PER SHARE:
   Basic                                                     $       0.43    $       0.29   $       1.28   $       0.75
                                                             ============    ============   ============   ============
   Diluted                                                   $       0.43    $       0.28   $       1.27   $       0.74
                                                             ============    ============   ============   ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                        2,835,947       2,814,347      2,835,634      2,787,611
                                                             ============    ============   ============   ============
   Diluted                                                      2,861,290       2,828,829      2,856,083      2,820,185
                                                             ============    ============   ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                            ACCUMULATED
                                                                              OTHER
                                                         ADDITIONAL        COMPREHENSIVE                        TOTAL
                                         COMMON          PAID-IN              INCOME         RETAINED        STOCKHOLDERS'
                                          STOCK          CAPITAL                NET          EARNINGS           EQUITY
                                        -----------      -----------       ------------    ------------      -------------
Balance, December 31, 2001              $ 2,835,447      $ 2,435,720        $ 188,278      $ 28,158,835      $ 33,618,280
  Exercise of stock options                     500            4,924               --                --             5,424
  Other comprehensive
    income, net of taxes                         --               --          227,136                --           227,136
  Net income                                     --               --               --         3,639,543         3,639,543
  Cash dividends ($.15 per share)                --               --               --          (425,095)         (425,095)
                                        -----------      -----------        ---------      ------------      ------------
Balance, September 30, 2002             $ 2,835,947      $ 2,440,644        $ 415,414      $ 31,373,283      $ 37,065,288
                                        ===========      ===========        =========      ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

               COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30
                                                                 2002            2001
                                                            ------------    ------------
OPERATING ACTIVITIES:
  Net income                                                $  3,639,543    $  2,082,721
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Net accretion, amortization, and depreciation              791,310         525,593
      Net gain on sale of securities                            (135,182)       (110,485)
      Gain on sale of loans                                     (765,385)         (2,420)
      Deferred income taxes                                       49,499        (168,527)
      Loss (gain) on sale of premises and equipment             (464,977)          3,318
      Gain on sales of foreclosed real estate                     (6,855)         (6,956)
      Valuation losses on foreclosed real estate                 108,446           2,807
      Provision for loan losses                                  520,000         300,000
      Proceeds from sale of loans                             37,347,800          27,115
      Loan originations held for sale                        (54,867,693)           --
      Changes in assets and liabilities:
       Accrued interest receivable                               321,744         108,358
       Other assets                                             (328,818)     (7,661,439)
       Accrued interest payable                                 (149,509)         20,291
       Accrued expenses and other liabilities                  3,023,703         151,136
                                                            ------------    ------------
          Net cash used in operating activities              (10,916,374)     (4,728,488)
                                                            ------------    ------------

INVESTING ACTIVITIES:
  Purchases of securities available for sale                 (22,717,557)    (62,517,100)
  Purchases of securities held to maturity                    (4,165,348)           --
  Purchase of Lumina Mortgage Company                           (773,188)           --
  Proceeds from sale of securities available for sale         19,058,014      28,092,663
  Proceeds from maturity of securities available for sale      4,802,669      17,645,964
  Proceeds from maturity of securities held to maturity             --         5,000,000
  Loan originations, net of principal repayments             (14,047,379)    (18,225,565)
  Proceeds from disposals of foreclosed real estate              204,766         238,860
  Additions to other real estate owned                          (101,455)           --
  Purchases of premises and equipment                         (1,217,422)       (453,464)
  Proceeds from sale of premises and equipment                   499,070          11,418
                                                            ------------    ------------
          Net cash used in investing activities              (18,457,830)    (30,207,224)
                                                            ------------    ------------
FINANCING ACTIVITIES:
  Net increase in deposits                                    20,042,822      13,302,956
  Net change in short-term borrowings                         18,039,188       5,000,000
  Net change in long-term obligations                         (5,003,400)      7,996,782
  Proceeds from issuance of common stock, net                      5,424         199,589
  Dividends                                                     (425,095)       (421,261)
  Net change in escrow deposits                                  509,520         151,268
                                                            ------------    ------------
          Net cash provided by financing activities           33,168,459      26,229,334
                                                            ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               3,794,255      (8,706,378)
CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                         12,295,578      18,148,436
                                                            ------------    ------------
  END OF PERIOD                                             $ 16,089,833    $  9,442,058
                                                            ============    ============

(Continued)

                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                       2002          2001
                                                                   -----------   -----------
Cash paid for:
  Interest                                                         $10,789,953   $14,521,353
  Income taxes                                                       1,857,763     1,254,583

Summary of noncash investing and financing activities:
  Transfer from loans to foreclosed real estate                        963,668     1,080,372
  Loans to facilitate the sale of foreclosed real estate               918,450            --
  Unrealized gain on securities available for sale, net of taxes       227,136       336,766
  Transfer of securities from held to maturity to
    available for sale-fair value                                           --     5,946,000


The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Accounting  Policies:  The  significant  accounting  policies  followed  by
     --------------------
     Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 2001. The results of operations for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.   Basis of Presentation:  The accompanying  unaudited  consolidated financial
     ---------------------
     statements include the accounts of Cooperative Bankshares, Inc., Cooperative Bank For Savings, Inc., SSB (the "Bank") and its wholly owned subsidiary, Lumina Mortgage Company, Inc. In October of 2002, the Bank changed the name of its subsidiary from CS&L Services, Inc. to Lumina Mortgage Company, Inc. ("Lumina"). All significant intercompany items have been eliminated. Certain items for prior periods have been reclassified to conform to the current period presentation. These reclassifications have no effect on the net income or stockholders' equity as previously reported.

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

                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                            ----------------------------        ---------------------------
                                               2002              2001              2002             2001
                                            ----------        ----------        ----------       ----------
     Net income (numerator)                 $ 1,219,879      $   805,465        $3,639,543       $2,082,721

     Shares for basic EPS (denominator)       2,835,947        2,814,347         2,835,634        2,787,611
     Dilutive effect of stock options            25,343           14,482            20,449           32,574
                                            -----------       ----------        ----------       ----------
     Shares for diluted EPS (denominator)     2,861,290        2,828,829         2,856,083        2,820,185
                                            ===========       ==========        ==========       ==========

     For the period ended September 30, 2002 and 2001, there were 14,204 options outstanding that were antidilutive since the exercise price exceeds the average market price. These options have been omitted from the calculation of the dilutive effect of stock options.

4.   Comprehensive  Income:  Comprehensive  income  includes  net income and all
     ---------------------
     other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities. The following table sets forth the components of other comprehensive income and total comprehensive income for the three and nine months ended September 30:

                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                         --------------------------    --------------------------
                                             2002          2001           2002          2001
                                         -----------    -----------    -----------    -----------
Net income                               $ 1,219,879    $   805,465    $ 3,639,543    $ 2,082,721
Other comprehensive income:
   Reclassification adjustment for
    realized gains on available for
    sale securities                             --          (98,086)      (135,182)      (110,485)
   Unrealized gains on available
    for sale securities arising during
    the period                               346,469        555,432        507,536        662,560
Income tax expense                          (135,123)      (178,365)      (145,218)      (215,309)
                                         -----------    -----------    -----------    -----------
Other comprehensive income                   211,346        278,981        227,136        336,766
                                         -----------    -----------    -----------    -----------
Comprehensive income                     $ 1,431,225    $ 1,084,446    $ 3,866,679    $ 2,419,487
                                         ===========    ===========    ===========    ===========

5.   New Accounting Pronouncements: On January 1, 2001, the Company adopted SFAS
     ----------------------------
     No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement is effective for fiscal years beginning after June 15, 2000, with earlier adoption permitted, as amended by SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. On January 1, 2001, the Company transferred held-to-maturity investment securities with an amortized cost of approximately $5,978,000 to the available-for-sale category at fair value as allowed by SFAS No. 133. The unrealized loss at the time of transfer of approximately $32,000 before tax has been included in other comprehensive income, net of tax. Such transfers from the held-to-maturity category at the date of initial adoption shall not call into question the Company's intent to hold other debt securities to maturity in the future.

     The Company does not engage in hedging activities except for the buy and sell commitments for loans held for sale, which are deemed immaterial due to the fact the Company issues a rate lock commitment to a customer and concurrently "locks in" the loan with a secondary market investor under a best efforts delivery mechanism. Therefore, market risk is mitigated because any commitments to fund a loan available for sale is concurrently hedged by a commitment from an investor to purchase the loan under the same terms. Loans are usually sold within 60 days after closing. Other than the aforementioned transfer of securities, the adoption of the Statement had no material impact on the Company.

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

     On January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". This Statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company did not have any goodwill until the purchase of Lumina Mortgage Company. This purchase has created goodwill in the amount of $661,543. In accordance with Statement No. 142, this goodwill will not be amortized but instead will be tested for impairment at least annually.

6.   Real Estate Sale:  During  February  2002,  the Bank sold a parking lot for
     ----------------
     $500,000. A gain of $464,977 was realized on the sale.

7.   Loans  Held for Sale:  As a part of the  normal  business  operations,  the
     --------------------
     Company originates mortgage loans that have been approved by secondary investors. The Company issues a rate lock commitment to a customer and concurrently "locks in" with a secondary market investor under a best efforts delivery mechanism. The terms of the loan are set by the secondary investors and are transferred within several weeks of the Company initially funding the loan. The Company receives origination fees from borrowers and servicing release premiums from the investors that are recognized on the Statement of Operations in the line item "net gains on sale of loans". Between the initial funding of the loans by the Company and the subsequent purchase by the investor, the Company carries the loans on its balance sheet at cost.

8.   Acquisition:  On May 31, 2002,  the Bank acquired the  operating  assets of
     -----------
     Wilmington-based Lumina Mortgage Company. The combined resources of these two companies enable the Bank to offer a wider range of products to a larger customer base. Lumina has offices in Wilmington, North Carolina, North Myrtle Beach, South Carolina and Virginia Beach, Virginia. Their 2001 loan originations totaled $118 million. The purchase price was $740,000 in cash with two future contingent payments based on loan origination volume and meeting certain profitability goals of Lumina in the two subsequent years after the purchase. Due to the uncertainties surrounding the determination of the contingent payments, such payments have not been recorded. The two contingent payments are estimated to be approximately $300,000 each and will be recorded as additional purchase price. The goodwill created by this transaction was $661,543.

     Lumina borrows money on a short-term basis principally from another financial institution to fund its loans that are held for sale. At September 30, 2002 the balance of this borrowing was $17.7 million at a rate of 4.06%. This borrowing is collateralized by mortgage loans held for sale. When a loan is sold, the proceeds are used to repay the borrowing. Loans are usually sold within 60 days. This borrowing agreement provides for a maximum line of credit up to $10 million, which has been temporarily increased to $25 million due to the large volume increase caused by the current low interest rate environment.

     The following table summarizes the estimated fair value of assets acquired and liabilities assumed at May 31, 2002, excluding $33,127 of professional fees that were included in goodwill as part of this transaction:



                  Premises and equipment                           $  71,584
                  Goodwill                                           628,416
                  Other Assets                                        51,729
                                                                   ---------
                     Total assets acquired                         $ 751,729
                                                                   ---------
                  Accrued expenses and other liabilities              11,668
                                                                   ---------
                     Total liabilities assumed                        11,668
                                                                   ---------
                  Net assets acquired                              $ 740,061
                                                                   =========


     Presented below are the pro-forma consolidated condensed statements of operations, for the Company and Lumina Mortgage Company, for the three and nine month periods ended September 30, 2002 and 2001, assuming the acquisition was completed at the beginning of all periods presented. The unaudited pro-forma information presented below is not necessarily indicative of the results of operations that would have resulted had the merger been completed at the beginning of the applicable periods presented, nor is it necessarily indicative of the results of operations in future periods.

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                     2002          2001         2002          2001
                                                 -----------   -----------   -----------   -----------
Interest income                                  $ 7,373,837   $ 7,982,862   $ 22,274,653  $ 23,951,860

Interest expense                                   3,380,697     4,851,488     10,738,757    14,855,279
                                                 -----------   -----------   ------------  ------------

Net interest income                                3,993,140     3,131,374     11,535,896     9,096,581
Provision for  loan losses                           120,000       120,000        520,000       300,000
                                                 -----------   -----------   ------------  ------------
       Net interest income after provision for
         loan losses                               3,873,140     3,011,374     11,015,896     8,796,581
                                                 -----------   -----------   ------------  ------------

Noninterest income                                 1,288,742     1,371,552      4,501,167     3,926,014
Noninterest expense                                3,291,548     3,047,480      9,786,038     9,207,255

Income before income taxes                         1,870,334     1,335,446      5,731,025     3,515,340
Income tax expense                                   645,714       474,001      2,017,781     1,264,680
                                                 -----------   -----------   ------------  ------------
NET INCOME                                       $ 1,224,620   $   861,445   $  3,713,244  $  2,250,660
                                                 ===========   ===========   ============  ============
NET INCOME PER SHARE:
   Basic                                         $      0.43   $      0.31   $       1.31  $       0.81
                                                 ===========   ===========   ============  ============
   Diluted                                       $      0.43   $      0.30   $       1.30  $       0.80
                                                 ===========   ===========   ============  ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Cooperative Bankshares, Inc. (the "Company") is a registered bank holding company incorporated in North Carolina in 1994. The Company is the parent company of Cooperative Bank for Savings, Inc., SSB ("Cooperative Bank" or the "Bank"), a North Carolina chartered savings bank. Cooperative Bank, headquartered in Wilmington, North Carolina, was chartered in 1898. The Bank provides financial services through 17 financial centers in Eastern North Carolina. The Bank's subsidiary, Lumina Mortgage Company, Inc. ("Lumina") is a mortgage banking firm, originating and selling residential mortgage loans through offices in Wilmington, North Carolina, North Myrtle Beach, South Carolina and Virginia Beach, Virginia. In October of 2002, the Bank changed the name of its subsidiary from CS&L Services, Inc. to Lumina Mortgage Company, Inc. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Cooperative Bank.

Through its financial centers, the Bank provides a wide range of banking products, including interest bearing and non-interest bearing checking accounts, certificates of deposit and individual retirement accounts. The Bank's deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). It offers an array of loan products: overdraft protection, commercial, consumer, agricultural, real estate, residential mortgage and home equity loans. Also offered are safe deposit boxes and automated banking services through ATMs and Access24 Phone Banking. In addition, the Bank offers discount brokerage services, annuity sales and mutual funds through a third party arrangement with UVEST Investment Services. The Bank also offers a wide range of mortgage loan products through its subsidiary, Lumina. On May 31, 2002, the Bank acquired Wilmington-based Lumina Mortgage Company. Lumina has offices in Wilmington, North Carolina, North Myrtle Beach, South Carolina and Virginia Beach, Virginia. Their 2001 loan originations totaled $118 million. Management expects this acquisition to be accretive to earnings during the year ended 2002.

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

MANAGEMENT STRATEGY

Cooperative Bank's lending activities have traditionally concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. In recent years, however, the Bank has emphasized origination of nonresidential real estate loans and secured and unsecured consumer and business loans. As of September 30, 2002, approximately $273 million, or 70%, of the Bank's loan portfolio, excluding loans held for sale, consisted of loans secured by residential properties which was reduced from 73% at December 31, 2001. The Bank originates adjustable rate and fixed rate loans. As of September 30, 2002, adjustable rate and fixed rate loans totaled approximately 63.4% and 36.6%, respectively, of the Bank's total loan portfolio.

The Bank has chosen to sell a larger percentage of its fixed rate mortgage loan originations through brokered arrangements. This enables the Bank to reinvest these funds in commercial loans, while increasing fee income. This is part of the continuing effort to restructure the balance sheet and operations to be more reflective of a commercial bank.

The Bank has received approval to build additional branches in Wilmington, N.C. and Morehead City, N. C.

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

At September 30, 2002, Cooperative had a one-year cumulative gap position of a negative 2.4%. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, a part of the Company's adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings, and money market deposit accounts. Experience has shown that the Company sees relatively modest repricing of these transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Bank enters into agreements that obligate it to make future payments under contracts, such as debt and lease agreements. In addition, the Bank commits to lend funds in the future such as credit lines and loan commitments. Below is a table of such contractual obligations and commitments at September 30, 2002 (in thousands).

                                                         Payments Due by Period
                                      ---------------------------------------------------------
                                                     Less
                                                     than 1        1-3         4-5      Over 5
 Contractual Obligations                  Total      year         years       years     years
 -----------------------              ----------   ---------    ---------    ------    --------
Borrowed Funds                        $   96,133   $  53,039    $  20,000    $   --    $ 23,094
Lease Obligations                          1,582         204          363       153         862
Deposits                                 359,873     296,354       63,327        59         133
                                      ----------   ---------    ---------    ------    --------
Total Contractual Obligations         $  457,588   $ 349,597     $ 83,690    $  212    $ 24,089
                                      ==========   =========    =========    ======    ========

                                                             Amount of Commitment Expiration
                                                                     Per Period
                                                 -------------------------------------------------
                                                    Total      Less
                                                   Amounts     than 1    1-3       4-5      Over 5
 Off Balance Sheet Commitments                    Committed    year     years     years     years
 -----------------------------                    ---------    ------   -----     -----     -------
Undisbursed portion of home equity loans
   collateralized primarily by junior liens
   on 1-4 family properties                        $13,456   $ 1,323   $   326   $   298   $11,509
Other commitments and credit lines                  10,518     6,759     1,636        15     2,108
Undisbursed portion of construction loans           31,248    31,248      --        --        --
Fixed-rate mortgage loan commitments                 2,976     2,976      --        --        --
Adjustable-rate mortgage loan
   commitments                                       4,852     4,852      --        --        --
Commitments to sell loans                           18,285    18,285      --        --        --
Letters of credit                                    1,699     1,668        31      --        --
                                                   -------   -------   -------   -------   -------
Total Commitments                                  $83,034   $67,111   $ 1,993   $   313   $13,617
                                                   =======   =======   =======   =======   =======

LIQUIDITY

The Company's goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses, and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, deposits, income from operations and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta ("FHLB") in an amount of up to 25% of the Bank's total assets. At September 30, 2002, the Bank's borrowed funds from the FHLB equaled 15.7% of its total assets. Lumina has a borrowing agreement that provides funding for loans held for sale. This agreement has a maximum credit limit of $10 million, which has been temporarily increased to $25 million due to the large volume increase caused by the current low interest rate environment. At September 30, 2002, Lumina had borrowed $17.7 million on this line of credit. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition.

At September 30, 2002, the estimated market value of liquid assets (cash, cash equivalents, marketable securities and loans held for sale) was approximately $85.8 million, which represents 18.8% of deposits and borrowed funds as compared to $60.5 million or 14.3% of deposits and borrowed funds at December 31, 2001. The increase in liquid assets was primarily due to an increase in loans held for sale that was funded with short term borrowings.

The Company's primary uses of liquidity are to fund loans and to make investments. At September 30, 2002, outstanding off-balance sheet commitments to extend credit totaled $33.5 million, and the undisbursed portion of construction loans was $31.2 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL

Stockholders' equity at September 30, 2002, was $37.1 million, up 10.3% from $33.6 million at December 31, 2001. Stockholders' equity at September 30, 2002 and December 31, 2001, includes unrealized gains, net of tax, of $415,000 and $188,000, respectively, on securities available for sale marked to estimated fair market value.

Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At September 30, 2002, the Bank's ratio of Tier I capital was 7.27%. The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of allowance for loan losses. At
September 30, 2002, the Bank had a ratio of qualifying total capital to risk-weighted assets of 11.08%.

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

On September 18, 2002, the Company's Board of Directors approved a quarterly cash dividend of $.05 per share. The dividend was paid on October 16, 2002 to stockholders of record as of October 1, 2002. Any future payment of dividends is dependent on the financial condition, and capital needs of the Company, requirements of regulatory agencies, and economic conditions in the marketplace.

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

FINANCIAL CONDITION AT SEPTEMBER 30, 2002, COMPARED TO DECEMBER 31, 2001

The Company's total assets increased 8.7% to $498.0 million at September 30, 2002, as compared to $458.1 million at December 31, 2001. There was an increase of $3.8 million (30.9%) in cash and cash equivalents, which was caused by an increase in deposits of $20.0 million (5.9%). The increase in deposits was primarily in the seven month certificates due to favorable pricing and the customers' desire to stay short in the current rate environment. The Bank also attracted an additional $7.1 million in internet deposits because the rates were competitive with the Bank's local markets. Internet deposits are primarily obtained from other financial institutions in increments of $99,000, with terms primarily of one or two years. The rise in deposits and income from operations enabled the Bank to fund an increase in loans of $13.7 million (3.6%) and securities held to maturity by $3.3 million (66.2%) as well as repay $5 million of borrowed funds from the FHLB. Borrowed funds, collateralized through an agreement with the FHLB for advances, are secured by the Bank's investment in FHLB stock and qualifying first mortgage loans. There was an increase of $18.3 million in loans held for sale, which was primarily funded by a short term borrowing at another financial institution. This loan is collateralized by the loans held for sale. Both the loans held for sale and the corresponding borrowing are a result of the May 2002 Lumina purchase. During the nine months ended September 30, 2002, the Bank purchased real estate in Southport, NC for $577,000 for possible branch expansion, which is the principal reason for the increase of $666,000 (10.3%) to premises and equipment. Other assets increased $847,000 (8.2%) since the beginning of the year, of which $662,000 was due to goodwill resulting from the purchase of Lumina Mortgage Company. Accrued expenses and other liabilities increased $3.0 million (280.2%) because of a reclassification made due to outstanding checks. At September 30, 2002, $53.0 million in borrowed funds mature in 1 year and $20.0 million of funds mature in 2 years. The remaining amount of borrowed funds matures in 2010 or 2011.

The Company's non-performing assets (loans 90 days or more delinquent and foreclosed real estate) were $1.1 million, or .23% of assets, at September 30, 2002, compared to $3.8 million, or 0.84% of assets, at December 31, 2001. The majority of this reduction was due to over $1.1 million of loans being paid off and $822,000 in loans foreclosed on during the current year that were classified as non-performing at December 31, 2001. Foreclosed real estate decreased to $600,000 at September 30, 2002, from $759,000 at December 31, 2001, with two properties making up this balance. The Company assumes an aggressive position in collecting delinquent loans and disposing of foreclosed assets to minimize balances of non-performing assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. For further information see "Comparison of Operating Results - Provision and Reserve for Loan Losses".

COMPARISON OF OPERATING RESULTS

OVERVIEW

The net income of the Company depends primarily upon net interest income. Net interest income is the difference between the interest earned on loans, the securities portfolios, interest bearing deposits and the cost of funds, consisting principally of the interest paid on deposits and borrowings. The Company's operations are materially affected by general economic conditions, the monetary and fiscal policies of the Federal government, and the policies of regulatory authorities. Yields and costs have declined in 2002 because of the action the Federal Reserve took to reduce interest rates throughout 2001 in hopes to spur the economy.

NET INCOME

Net income for the three and nine-month periods ended September 30, 2002, increased 51.5% to $1.2 million and 74.7% to $3.6 million, respectively, as compared to the same period last year. The increase in net income for the nine-month period ended September 30, 2002 can be attributed to increases in net interest income of $2.4 million and noninterest income of $1.7 million. These increases were partially offset by increases in the provision for loan losses of $220,000, noninterest expense of $1.5 million and income taxes of $813,000 during the same period.

INTEREST INCOME

For the three-month period ended September 30, 2002, interest income decreased 6.4% as compared to the same period a year ago. The average balance of interest-earning assets increased 7.8% while the average yield decreased 100 basis points as compared to the same period a year ago. Interest income decreased 6.3% for the nine-month period ended September 30, 2002, as compared to the same period a year ago. The decrease in interest income can be attributed to the yield on average interest-earning assets decreasing to 6.72% as compared to 7.70% for the same period a year ago. The average balance of interest-earning assets increased 7.3% for the nine month period ended September 30, 2002, as compared to the same period a year ago. The increase in the average balance of interest-earning assets had a positive effect on interest income while the reduction in yield had a negative impact on interest income.

INTEREST EXPENSE

Interest expense decreased 28.8% for the three-month period ended September 30, 2002, as compared to the same period a year ago. This decrease was due to the average cost of interest-bearing liabilities decreasing 172 basis points as compared to the same period a year ago. In the nine-month period ended September 30, 2002, interest expense decreased 26.8% as compared to the same period a year ago. The average balance of interest-bearing liabilities increased 9.5% as compared to the same period a year ago. The cost of interest-bearing liabilities decreased to 3.45% as compared to 5.16% for the same period last year.

NET INTEREST INCOME

Net interest income for the three and nine-month periods ended September 30, 2002, as compared to the same period a year ago, increased 27.6% and 26.6%, respectively. The increase was due to a larger decrease in the cost of liabilities versus the yield on assets, which can be attributed to the fact that certificates of deposit continue to reprice at lower yields caused by the rate reductions in 2001. See "Average Yield/Cost Analysis" tables for further information on interest income and interest expense.

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


                                                                       For the quarter ended
                                                        SEPTEMBER 30, 2002                      SEPTEMBER 30, 2001
                                                 -------------------------------       -------------------------------
(DOLLARS IN THOUSANDS)                                                   Average                               Average
                                                 Average                  Yield/       Average                  Yield/
                                                 Balance     Interest      Cost        Balance     Interest      Cost
                                                 -------     --------   --------       -------     --------     ------
Interest-earning assets:
   Interest-bearing deposits in other banks     $  3,512      $   18       2.05%      $  2,464      $   24       3.90%
   Securities:
        Available for sale                        39,212         504       5.14%        42,420         634       5.98%
        Held to maturity                           8,460         107       5.06%         8,000         114       5.70%
   FHLB stock                                      4,155          55       5.29%         3,755          64       6.82%
   Loan portfolio                                394,554       6,682       6.77%       360,529       7,034       7.80%
                                                --------      ------                  --------      ------
    Total interest-earning assets                449,893       7,366       6.55%       417,168       7,870       7.55%
Non-interest earning assets                       27,670                                16,704
                                                --------                              --------
Total assets                                    $477,563                              $433,872
                                                ========                              ========

Interest-bearing liabilities:
   Deposits                                     $339,539       2,462       2.90%      $323,613       3,858       4.77%
   Borrowed funds                                 80,120         918       4.58%        60,860         889       5.84%
                                                --------      ------                  --------      ------
    Total interest-bearing liabilities           419,659       3,380       3.22%       384,473       4,747       4.94%
                                                              ------                                ------
Non-interest bearing liabilities                  21,185                                16,745
                                                --------                              --------
    Total liabilities                            440,844                               401,218
    Stockholders' equity                          36,719                                32,654
                                                --------                              --------
Total liabilities and stockholders' equity      $477,563                              $433,872
                                                ========                              ========
Net interest income                                           $3,986                                $3,123
                                                              ======                                ======
Interest rate spread                                                       3.33%                                 2.61%
                                                                          =====                                 =====
Net yield on interest-earning assets                                       3.54%                                 2.99%

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                            107.2%                                108.5%
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

                                                                           For the nine months ended
                                                          SEPTEMBER 30, 2002                        SEPTEMBER 30, 2001
                                                 -------------------------------------      -----------------------------------
(DOLLARS IN THOUSANDS)                                                        Average                                   Average
                                                 Average                      Yield/        Average                     Yield/
                                                 Balance       Interest        Cost         Balance       Interest       Cost
                                                 -------       --------       -------       -------       --------      -------
Interest-earning assets:
   Interest-bearing deposits in other banks     $  3,150       $    43         1.82%       $  8,947       $   252        3.76%
   Securities:
        Available for sale                        41,260         1,669         5.39%         35,927         1,669        6.19%
        Held to maturity                           6,892           311         6.02%          8,041           312        5.17%
   FHLB stock                                      4,155           168         5.39%          3,755           194        6.89%
   Loan portfolio                                383,306        19,931         6.93%        352,094        21,186        8.02%
                                                --------       -------                     --------       -------
    Total interest-earning assets                438,763        22,122         6.72%        408,764        23,613        7.70%

Non-interest earning assets                       26,855                                     13,829
                                                --------                                   --------
Total assets                                    $465,618                                   $422,593
                                                ========                                   =========

Interest-bearing liabilities:
   Deposits                                     $334,185         7,918         3.16%       $318,209        11,951        5.01%
   Borrowed funds                                 77,002         2,723         4.72%         57,457         2,591        6.01%
                                                --------       -------                     --------       -------
    Total interest-bearing liabilities           411,187        10,641         3.45%        375,666        14,542        5.16%
                                                               -------                                    -------
Non-interest bearing liabilities                  19,047                                     14,887
                                                --------                                   --------
    Total liabilities                            430,234                                    390,553
    Stockholders' equity                          35,384                                     32,040
                                                --------                                   --------
Total liabilities and stockholders' equity      $465,618                                   $422,593
                                                ========                                   =========
Net interest income                                            $11,481                                    $ 9,071
                                                               =======                                    =======
Interest rate spread                                                           3.27%                                     2.54%
                                                                             ======                                    ======
Net yield on interest-earning assets                                           3.49%                                     2.96%

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                                106.7%                                    108.8%
                                                                             ======                                    ======

PROVISION AND ALLOWANCE FOR LOAN LOSSES

During the nine-month period ended September 30, 2002 the Bank had net charge-offs against the allowance for loan losses of $341,000 compared to $82,111 for the same period in 2001. This increase was due to one credit of $189,000 which previously had been placed in non-accrual status, being charged off and three loans that were written down to the fair value of the collateral at the time of foreclosure. The Bank recorded $520,000 as a provision for loan losses for the current nine-month period, as compared to a $300,000 provision for the same period last year. The increase in the provision was primarily caused by a continued emphasis to grow the Bank's commercial loan portfolio. Management considers the current level of the allowance for loan losses to be appropriate based on loan composition, the current level of delinquencies and other non-performing assets, overall economic conditions and other factors. Future increases to the allowance may be necessary due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of additions to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

NONINTEREST INCOME

Noninterest income increased by 118.9% for the nine-month period ended September 30, 2002, as compared to the same period a year ago. The change in noninterest income can be attributed to a $465,000 gain on the sale of real estate and Bank-owned life insurance earnings of $285,000. No similar transactions occurred during the nine months ended September 30, 2001. During February 2002, the Bank sold a parking lot for $500,000 which caused the gain on the sale of premises and equipment. The Bank purchased Bank-owned life insurance at the end of September 2001. Also, net gains on sale of loans increased to $765,000 for the nine-month period ended September 30, 2002, as compared to $2,000 for the same period a year ago. This increase was primarily due to increased loan sale volume resulting from the purchase of Lumina. In addition, deposit-related fees increased $53,000 for the nine-month period ended September 30, 2002, as compared to the same period last year. This increase is primarily due to an increase in ATM revenues, which was caused by an increase in both the fee and the number of ATMs in operation. For the nine-month period ended September 30, 2002, as compared to the same period a year ago, other income increased $180,000 mainly due to an increase in commissions from annuity sales and mutual funds, through UVEST Investment Services.

In the three-month period ended September 30, 2002, noninterest income increased 139.1% as compared to the same period last year. The net gains on sale of loans, Bank-owned life insurance and other income, net increased $704,000, $86,000, and $84,000 respectively, for the three-month period ended September 30, 2002, as compared to the same period a year ago. The reasons for these increases are the same as stated above for the nine month period. During the same three-month period, service charges and fees on loans decreased 20.3% as compared to last year. This reduction was primarily caused by a reduction in loan settlement service fees, where the Bank acts as a broker, due to the large number of mortgage refinances made during the three-months ended September 30, 2001.

NONINTEREST EXPENSES

For the nine-month period ended September 30, 2002, noninterest expense increased 21.6% as compared to the same period last year. Compensation and related costs increased 33.4%. The increase was due to increases in incentive based pay, costs of benefits, staffing levels and normal increases in salaries, as well as higher personnel costs as a result of the purchase of Lumina. The increase in other noninterest expenses of $109,000 was mainly due to an increase in professional fees. The increases of $81,000 and $39,000 in occupancy and equipment expense and in advertising, respectively, can be primarily attributed to the purchase of Lumina.

In the three-month period ended September 30, 2002, noninterest expense increased 43.0% as compared to the same period last year. This increase can be principally attributed to compensation and fringe benefits increasing $860,000. The reasons for this increase are identical to the nine-month period ended September 30, 2002. The increases in occupancy and equipment expense, advertising and other noninterest expense of $79,000, $13,000 and $39,000, respectively, in the three-month period ended September 30, 2002, as compared to the same period last year, were mainly due to the purchase of Lumina.

INCOME TAXES

The effective tax rates for the nine-month periods ended September 30, 2002 and 2001, were 35.1% and 35.7% respectively. The effective tax rates for the three-month periods ended September 30, 2002 and 2001, were 34.5% and 35.2% respectively. The decreases were mainly due to the fact that the earnings on Bank-owned life insurance are not taxable.

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

ITEM 4 - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14 (c) under the Exchange Act) as of a date within 90 days of the date of filing of this Form 10-Q. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

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

ITEM 5.  OTHER INFORMATION

           None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - Exhibit 99 - CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated October 23, 2002 to report third quarter earnings.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COOPERATIVE BANKSHARES, INC.



Dated:  November 13, 2002      /s/ Frederick Willetts, III
                               -------------------------------------------------
                               President and Chief Executive Officer



Dated:  November 13, 2002      /s/ Todd L. Sammons
                               -------------------------------------------------
                               Senior Vice President and Chief Financial Officer

                                  CERTIFICATION


I, Frederick Willetts, III, President and Chief Executive Officer of Cooperative Bankshares, Inc., certify that:


1. I have reviewed this quarterly report on Form 10-Q of Cooperative Bankshares, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons fulfilling the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


                                      /s/ Frederick Willetts
                                      ---------------------------------------
                                      Frederick Willetts, III
                                      President and Chief Executive Officer

                                  CERTIFICATION


I, Todd L. Sammons, Senior Vice President and Chief Financial Officer of Cooperative Bankshares, Inc., certify that:


1. I have reviewed this quarterly report on Form 10-Q of Cooperative Bankshares, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons fulfilling the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                              /s/ Todd L. Sammons
                              -------------------------------------------------
                              Todd L. Sammons
                              Senior Vice President and Chief Financial Officer