Form 10-K
period 2002-12-31
COOPERATIVE BANKSHARES INC
filed 2003-03-28
CIK 923529

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               __________________

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2002

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _________________ to ________________

                         Commission File Number: 0-24626

                          COOPERATIVE BANKSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      North Carolina                                             56-1886527
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
or organization)                                             Identification No.)

201 Market Street, Wilmington, North Carolina                     28401
---------------------------------------------                   -----------
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
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. YES  X   NO
                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). YES    NO  X
                                        ---    ---

As of February 26, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the NASDAQ Stock Market was $37,980,750 (2,072,054 shares at $18.33 per share). For purposes of this calculation, directors, executive officers and beneficial owners of more than 10% of the registrant's outstanding voting stock are treated as affiliates.

As of March 5, 2003, there were issued and outstanding 2,847,947 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report to Stockholders for the Fiscal Year Ended December 31, 2002. (Parts I and II)

2.   Proxy Statement for the 2003 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

     THE COMPANY. Cooperative Bankshares, Inc. (the "Company") is a registered bank holding company incorporated in North Carolina in 1994. The Company serves as the holding company for Cooperative Bank ("Cooperative" or the "Bank"), a North Carolina chartered commercial bank. The Company's primary activities consist of holding the stock of Cooperative Bank and operating the business of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Cooperative Bank.

     COOPERATIVE BANK. Chartered in 1898, the Bank's headquarters is located in Wilmington, North Carolina. Cooperative operates 17 financial centers throughout the coastal and inland communities of eastern North Carolina. These centers extend from Corolla, located on the Outer Banks of North Carolina, to Tabor City, located on the South Carolina border. The Bank's deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). Effective December 31, 2002, the Bank converted its charter from that of a state savings bank to a state commercial bank. At December 31, 2002, the Company had total assets of $504.2 million, deposits of $357.3 million and stockholders' equity of $38.4 million.

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

     The Bank has chosen to sell a large percentage of its fixed rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to invest its funds in commercial loans, while increasing fee income. This is part of the continuing effort to restructure the balance sheet and operations to be more reflective of a commercial bank.

     On May 31, 2002, the Bank, through its subsidiary, CS&L Services, Inc., acquired the operating assets of Lumina Mortgage Company ("Lumina"), a Wilmington-based mortgage banking firm with offices in Wilmington, North Myrtle Beach, South Carolina and Virginia Beach, Virginia. The purchase price was approximately $740,000 in cash with two future contingent payments based on loan origination volume and achievement of certain profitability goals in the two subsequent years after the purchase. The two contingent payments are estimated to be approximately $650,000 each and, if made, will be recorded as additional purchase price. In October 2002, CS&L Services, Inc. was renamed Lumina Mortgage Company, Inc.

     In December 2002, the Bank formed two new subsidiaries, CS&L Holdings, Inc., a Virginia corporation ("Holdings") and CS&L Real Estate Trust, Inc. a North Carolina corporation (the "REIT") which has elected to be taxed as a real estate investment trust. At December 31, 2002, Holdings was a wholly-owned subsidiary of the Bank and its only activity consisted of holding all of the outstanding shares of common stock of the REIT. The REIT was formed to enhance certain liquidity options and options for future capital needs of the Bank. At December 31, 2002 the REIT held a participation interest in approximately $125 million in mortgage loans of the Bank. At December 31, 2002, all of the outstanding shares of the REIT's common and preferred stock were held by Holdings. Subsequent to December 31, 2002, 117 shares of preferred stock in the REIT were granted to officers, directors and certain other parties.

     The common stock of Cooperative Bankshares, Inc. is traded on the NASDAQ National Market under the symbol "COOP".

MARKET AREA

     Cooperative Bank considers its primary market area to be the communities of eastern North Carolina between the Virginia and South Carolina borders. The market is generally segmented into the coastal communities and the inland areas. The economies of the coastal communities (concentrated in Dare, Carteret, Currituck, Onslow, Pender, New Hanover and Brunswick Counties) are seasonal and largely dependent on the summer tourism industry. The economy of Wilmington (the largest city in the market area), a historic seaport with a population of approximately 92,000 is also reliant upon summer tourism but is diversified into the chemicals, shipping, aircraft engines, and fiber optics industries. Wilmington also serves as a regional retail center, a regional medical center and is home of the University of North Carolina at Wilmington. The inland communities served by the Bank (concentrated in Bladen, Brunswick, Columbus, Duplin, Hyde, Beaufort and Pender Counties) are largely service areas for the agricultural activities in eastern North Carolina.

     By acquiring Lumina, the Bank's footprint extended north into Virginia with an office in Virginia Beach, and south into South Carolina with an office in North Myrtle Beach. These areas offer busy real estate markets allowing our mortgage companies to create solid bases in both purchases, refinances and reverse mortgages. Their markets are similar to those that have proven to be good investments in the past. The offices are located in coastal areas with a large dependence on the tourism industry and the retirement community.

LENDING ACTIVITIES

     GENERAL. Cooperative Bank's lending activities have concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. As of December 31, 2002, approximately $268 million, or 69%, of the Bank's loan portfolio consisted of loans secured by residential properties. In recent years, however, the Bank has emphasized origination of nonresidential real estate loans, and secured and unsecured consumer and business loans. The Bank is taking a more aggressive position in pursuing business lending, and nonresidential real estate lending involving loans secured by small commercial properties with balances generally ranging from $100,000 to $1,000,000. The Bank originates adjustable rate and fixed rate loans. As of December 31, 2002, adjustable rate and fixed rate loans totaled approximately 65% and 35%, respectively, of the Bank's total loan portfolio.

     ANALYSIS OF LOAN PORTFOLIO. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of collateral on the dates indicated. Other than as set forth below, there were no concentrations of loans which exceeded 10% of total loans at December 31, 2002.

                                                                     AT DECEMBER 31,
                                            ----------------------------------------------------------------
                                                  2002                      2001                   2000
                                            -----------------       ------------------     ------------------
                                                                 (DOLLARS IN THOUSANDS)
                                             AMOUNT      %           AMOUNT      %          AMOUNT      %
                                            --------   ------       --------   ------      --------   ------
Real estate:
   Construction and land development        $ 51,431    13.16%      $ 62,142    16.64%     $ 37,542    10.80%
   Mortgage:
      1-4 family residential                 204,395    52.29        209,622    56.13       234,383    67.45
      Multi-family residential                17,044     4.36         15,626     4.18        17,081     4.92
      Commercial                              87,257    22.32         55,664    14.90        31,300     9.01
      Equity line                             14,541     3.72         13,131     3.52        11,954     3.44
      Other                                      363     0.09            254     0.07           174     0.05
                                            --------   ------       --------   ------      --------   ------
             Total real estate loans         375,031    95.94        356,439    95.44       332,434    95.67

Commercial, industrial and agricultural       13,717     3.51         13,430     3.60        10,970     3.16
Consumer                                       6,396     1.64          7,285     1.95         7,236     2.08
                                            --------   ------       --------   ------      --------   ------
             Total gross loans               395,144   101.09        377,154   100.99       350,640   100.91
                                            --------   ------       --------   ------      --------   ------
Less:
Unearned discounts and net deferred fees       1,331      .34          1,173     0.31           994     0.29
Allowance for loan losses                      2,937     0.75          2,523     0.68         2,160     0.62
                                            --------   ------       --------   ------      --------   ------
              Net loans                     $390,876   100.00%      $373,458   100.00%     $347,486   100.00%
                                            ========   ======       ========   ======      ========   ======


                                                               AT DECEMBER 31,
                                                -------------------------------------------
                                                       1999                      1998
                                                ------------------        -----------------
                                                          (DOLLARS IN THOUSANDS)
                                                AMOUNT       %             AMOUNT      %
                                                --------   ------         --------  ------
Real estate:
   Construction and land development            $  1,497     0.45%        $  1,376    0.43%
   Mortgage:
      1-4 family residential                     253,857    75.83          265,172   82.52
      Multi-family residential                    17,166     5.13           12,941    4.03
      Commercial                                  38,765    11.58           26,296    8.18
      Equity line                                  9,772     2.92            8,811    2.74
      Other                                           78     0.02               52    0.02
                                                --------   ------         --------  ------
             Total real estate loans             321,135    95.93          314,648   97.92

Commercial, industrial and agricultural           10,653     3.18            3,997    1.24
Consumer                                           5,443     1.63            5,073    1.59
                                                --------   ------         --------  ------
             Total gross loans                   337,231   100.74          323,718  100.75
                                                --------   ------         --------  ------
Less:
Unearned discounts and net deferred fees           1,182     0.35            1,216    0.38
Allowance for loan losses                          1,306     0.39            1,178    0.37
                                                --------   ------         --------  ------
              Net loans                         $334,743   100.00%        $321,324  100.00%
                                                ========   ======         ========  ======

     The following table sets forth as of December 31, 2002, certain information regarding the dollar amount of loans maturing in the Bank's loan portfolio based on their contractual terms to maturity.

                                   DUE WITHIN             DUE AFTER             DUE AFTER
                                    ONE YEAR          1 THROUGH 5 YEARS          5 YEARS             TOTAL
                                   ----------         -----------------         ----------         ---------
                                                       (IN THOUSANDS)
Real Estate
  Construction and land
    development                     $ 31,575              $  16,910          $     2,946           $  51,431
  Mortgage
    1-4 family residential            11,955                 14,634              177,806             204,395
    Multi-family residential           4,039                  6,434                6,571              17,044
    Commercial                        12,121                 64,320               10,816              87,257
    Equity line                        2,957                    690               10,894              14,541
    Other                                 48                    315                   --                 363
Commercial, Industrial &
  Agricultural                         6,184                  5,409                2,124              13,717
Consumer                               2,847                  3,153                  396               6,396
                                    --------              ---------          -----------           ----------
     Total                          $ 71,726              $ 111,865          $   211,553           $ 395,144
                                    ========              =========          ===========           =========

     The next table shows at December 31, 2002, the dollar amount of all the Bank's loans due after one year from December 31, 2002 which have fixed interest rates and have floating or adjustable interest rates.

                                                         ONE TO FIVE           AFTER
                                                            YEARS            FIVE YEARS           TOTAL
                                                            -----            ----------           -----
                                                                           (IN THOUSANDS)
Loans maturing after one year with:
    Fixed interest rates                                  $ 54,054          $   64,648          $118,702
    Floating or adjustable rates                            57,811             146,905           204,716
                                                          --------          ----------          --------
Total                                                     $111,865          $  211,553          $323,418
                                                          ========          ==========          ========

     RESIDENTIAL REAL ESTATE LOANS. The Bank originates one to four family residential mortgage loans collateralized by property located in its market area. While a majority of the Bank's residential real estate loans are collateralized by owner-occupied primary residences, the Bank's portfolio also includes some second home and investor properties. The Bank also originates residential lot loans collateralized by vacant lots located in approved subdivisions.

     The Bank's loan originations are generally for a term of 15 to 30 years, amortized on a monthly basis, with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option.

     The Bank has offered adjustable rate mortgage loans ("ARMs") since 1979 and presently offers one-year ARMs with rate adjustments tied to prime or the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of one year. The Bank offers introductory interest rates on ARMs which are not generally fully indexed. The interest rates on these loans generally include a cap of 2% per adjustment and 6% over the life of the loan. The Bank's underwriting policies require that the borrower qualify for a 1 year ARM at the fully indexed rate. While the proportion of fixed and adjustable rate loan originations in the Bank's portfolio largely depends on the level of interest rates, the Bank has strongly emphasized ARMs in recent years and has been relatively successful in maintaining the level of ARM originations even during periods of declining interest rates. In addition to the one-year ARM, the Bank offers 3/1 and 5/1 ARM products. These loans adjust annually after the end of the first three or five-year period. A "Low Doc" program is available for the non-conforming loans.

     Cooperative Bank also originates 15 to 30 year fixed rate mortgage loans on one to four family units. The Bank generally charges a higher interest rate on such loans if the property is not owner-occupied. The majority of fixed rate  loans are  underwritten  according  to  Federal  Home Loan  Mortgage
Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA") guidelines, so that the loans qualify for sale in the secondary market. In recent years the Bank has sold the majority of fixed rate mortgage originations in the secondary market or through brokered arrangements.

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

     Cooperative Bank also originates loans secured by multi-family properties. At December 31, 2002, the Bank had $17.0 million of such loans, representing 4.4% of its total loan portfolio. These loans are primarily secured by apartment buildings located in the Bank's market area.

     CONSTRUCTION LOANS. The Bank originates loans to finance the construction of one to four and multi-family dwellings, housing developments, commercial projects and condominiums. Construction loans amounted to approximately $51.4 million, or 13.2%, of the Bank's total loan portfolio at December 31, 2002. In recent years, the Bank has emphasized the origination of construction loans in response to the significant demand for such loans by borrowers engaged in building and development activities in the growing communities of its market area. In addition, construction loans afford the Bank the opportunity to increase the interest rate sensitivity of its loan portfolio.

     Many of the Bank's construction loans are converted to permanent loans. At the time a spec loan is converted to a permanent loan, the Bank underwrites the creditworthiness of the purchaser prior to approving the assumption, at which time the original borrower is released from liability. On construction/permanent loans, the customer is fully qualified for the permanent loan based on information received at application. Construction/permanent loans have either fixed or adjustable rates and have terms of up to 30 years. The Bank also will make short term construction loans which have fixed rates and terms of up to 12 months. These loans are generally made in amounts up to 80% of appraised value. Loan proceeds generally are disbursed in increments as construction progresses and as inspections warrant.

     The Bank's risk of loss on a construction loan by a spec builder is largely dependent upon the accuracy of the initial estimate of the property's value at completion of construction and the bid price (including interest) of construction. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to speculation builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal.

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

     The Bank has in the past originated loans for the acquisition and development of unimproved property to be used for residential purposes. Land development lending is generally considered to involve a higher level of credit risk than one to four family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects.

     The following table sets forth certain information as of December 31, 2002 regarding the dollar amount of construction loans secured by real estate and real estate mortgage loans maturing in the Bank's portfolio based on their contractual terms to maturity. A portion of these loans have provisions to convert to permanent loans upon completion of construction. For further information, see Note 3 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 2002 (the "Annual Report").

                                                 (IN THOUSANDS)
Real estate - construction
    1-4 residential                               $ 16,047
    Multi-family residential                        16,116
    Commercial                                      19,268
                                                  --------
    Total                                         $ 51,431
                                                  ========

     LOANS SECURED BY NONRESIDENTIAL REAL ESTATE. Loans secured by nonresidential real estate constituted approximately $106.9 million, or 27.3% of the Bank's total loans at December 31, 2002. The Bank is emphasizing the origination of these loans because of their profitability, since they generally carry a higher interest rate than single family residential mortgage loans as well as being more interest rate sensitive. The Bank originates both construction loans and permanent loans on nonresidential properties. Nonresidential real estate loans are generally made in amounts up to 80% of the lesser of appraised value or purchase price of the property and have generally been made in amounts under $2.0 million. The Bank's permanent nonresidential real estate loans are secured by improved property such as office buildings, retail centers, warehouses, and other types of buildings located in the Bank's primary market area. Nonresidential real estate loans are either fixed or variable rate. The variable rate loans have interest rates tied to prime or the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of one year.

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

     CONSUMER LENDING. At December 31, 2002, the Bank's consumer loan portfolio totaled approximately $6.4 million, representing 1.6% of the Bank's total loans receivable. The Bank also offers home equity loans, which are made for terms of up to 15 years at adjustable interest rates. As of December 31, 2002, the Bank's home equity loan portfolio totaled approximately $14.5 million, representing 3.7% of its total loans receivable.

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

     NON-REAL ESTATE BUSINESS LENDING. The Bank originates loans to small businesses in the Bank's market area, which are secured by various forms of non-real estate collateral or are unsecured. At December 31, 2002, these loans totaled approximately $13.7 million. Management of Cooperative Bank believes that these loans are attractive to the Bank in light of the typically higher interest rate yields associated with them and the opportunity they present for expanding the Bank's relationships with existing customers and developing broader relationships with new customers. Accordingly, the Bank plans to continue to pursue this type of lending in the future in an effort to maintain a profitable spread between the Bank's average loan yield and its cost of funds.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are collateralized by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The management of Cooperative Bank seeks to minimize these risks as the Bank's commercial business loan portfolio grows by employing conservative underwriting criteria.

     LOANS HELD FOR SALE. Lumina's target market includes all homeowners or potential homeowners. Having an extensive diversity of investors offering very competitive rates, Lumina has virtually every loan product available for purchase or refinance. These products include, but are not limited to conventional, jumbo, FHA, VA, 100% Rural Development financing, non-conforming (B/C), lot loans, construction permanent, and no-income verification loans, as well as other niche products.

     LOAN SOLICITATION AND PROCESSING. Loan originations are derived from a number of sources, including "walk-in" customers at the Bank's offices and solicitations by Cooperative Bank employees.

     Mortgage loan applications are accepted at all financial centers, and are reviewed by a loan officer or branch manager. Upon receipt of a loan application, central processing orders a credit report and verifications to verify specific information relating to the applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an internal appraiser or an outside appraiser approved by the Bank. In the case of "Low Doc" loans, a tax valuation is acceptable.

     Loan authorities and limits have been delegated by the Board of Directors to a group of senior officers who function as the loan committee, except for consumer loans, which may be approved by branch loan officers. Mortgage loans exceeding 25% of the Bank's legal lending limit can be approved by the President and two members of the Board of Directors. Any mortgage loan exceeding 50% of the Bank's legal lending limit is approved by the Bank's Board of Directors. Retail and Commercial loan authority is considered to be an aggregate of all indebtedness to Cooperative exclusive of mortgage loans originated through the mortgage loan division or loans up to $100,000 secured by a Cooperative CD. Three members of the Loan Committee have the authority to approve individual retail or commercial loans up to 25% of the Bank's legal lending limit. Aggregate indebtedness exceeding 25% is reported to the Board at their next meeting. Any retail or commercial loan exceeding 50% of the Bank's legal lending limit must be approved by the President and two members of the Board of Directors. Fire and casualty insurance is required on all loans secured by improved real estate.

     ORIGINATIONS, PURCHASES, AND SALES OF MORTGAGE LOANS. The Bank's general policy is to originate conventional residential mortgage loans under terms, conditions and documentation which permit sale to the FHLMC, FNMA or private investors in the secondary market. The Bank has chosen to sell a large percentage of its fixed rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to invest its funds in commercial loans, while increasing fee income. The Bank has from time to time sold fixed rate, long term mortgage loans in the secondary market to meet liquidity requirements or as part of the asset/liability management program. In connection with such sales, the Bank may retain the servicing of the loans (i.e., collection of principal and interest payments), for which it generally receives a fee payable monthly of up to 1/4% per annum of the unpaid balance of each loan. As of December 31, 2002, the Bank was servicing approximately 900 loans for others aggregating approximately $44.8 million.

     The Bank generally does not purchase loans, and did not purchase any loans during the last three fiscal years.

     LOAN COMMITMENTS. The Bank issues loan commitments to qualified borrowers primarily for the construction, purchase and refinancing of residential real estate. Such commitments are made on specified terms and conditions and are typically for terms of up to 45 days. A non-refundable application and underwriting fee is collected by Cooperative Bank at the time of application. Lumina collects actual fees at the time of application. Management estimates that historically, less than 20% of such commitments expire unfunded. At
December 31, 2002, Cooperative Bank had outstanding loan commitments of approximately $6.5 million and Lumina had approximately $3.7 million in outstanding loan commitments. For further information, see Note 3 of Notes to Consolidated Financial Statements included in the Annual Report.

     LOAN ORIGINATION AND OTHER FEES. In addition to receiving interest at the stated rate on loans, the Bank receives loan origination fees for originating loans. Origination fees generally are calculated as a percentage of the principal amount of the loan and are charged to the borrower. Loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the contractual life of the related loan. The net deferred fee or cost on loans originated as held for sale is recorded to gain on sale of loans when the loan is sold.

     The Bank is currently approved to broker loans to Wells Fargo and InterFirst Wholesale Mortgage Lending. These are done on the wholesale side with Cooperative Bank processing the loan using Wells Fargo or InterFirst closing documents. Cooperative Bank receives a settlement service fee for processing these loans. These loans generate fee income and reduce the interest rate risk of the Bank.

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

     DELINQUENCIES. The Bank's collection procedures provide that when a loan is 30 days past due, the borrower is contacted by mail, and payment is requested. If the delinquency continues, subsequent efforts are made to contact the borrower. If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates legal proceedings. At December 31, 2002, the Bank had accruing loans which are contractually past due 90 or more days totaling $249,000.

     NON-PERFORMING ASSETS AND ASSET CLASSIFICATION. Loans are generally classified as nonaccrual if they are past due for a period of more than 90 days, unless such loans are well secured and in the process of collection. If any portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are less than 90 days past due may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. As of December 31, 2002, the Bank had 4 loans in non-accrual status with an aggregate principal balance of $335,000, which are considered impaired in accordance with SFAS No.114, with no corresponding valuation allowances.

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance plus unpaid accrued interest of the related loan or the fair value of the real estate less costs to sell the property. Any required write-down of the loan upon foreclosure is charged to the allowance for loan losses. At December 31, 2002, the Bank owned approximately $619,000 of property acquired as the result of foreclosure or by deed in lieu of foreclosure and classified as "real estate owned."  At  December  31,  2002,  the  Bank  had 24  loans  in the  process  of foreclosure and/or bankruptcy with an aggregate principal balance of approximately $1.4 million. Loans in bankruptcy paying as agreed are not included in non-performing assets. Any losses management anticipates on loans in the process of foreclosure and/or bankruptcy have already been recorded through the allowance for loan losses.

     The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated. During the periods shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15.

                                                                           AT DECEMBER 31,
                                                  --------------------------------------------------------------
                                                     2002         2001         2000         1999          1998
                                                   ---------    ---------    ---------    ---------     --------
                                                                       (DOLLARS IN THOUSANDS)
Non-accruing loans                                 $     335    $     505    $     333    $     267     $     --
Accruing loans which are contractually
   past due 90 days or more                              249        2,563          358          934        1,765
                                                   ---------    ---------    ---------    ---------     --------
Total                                              $     584    $   3,068    $     691    $   1,201     $  1,765
                                                   =========    =========    =========    =========     ========
Percentage of total loans (1)                           .15%          .81%         .20%         .36%         .55%
                                                   =========    =========    =========    =========     ========
Other non-performing assets (2)                    $     619    $     759    $     234    $     245     $  2,439
                                                   =========    =========    =========    =========     ========
Total non-performing assets                        $   1,203    $   3,827    $     925    $   1,446     $  4,204
                                                   =========    =========    =========    =========     ========
Total non-performing assets to total assets             .24%          .84%         .22%         .35%        1.08%
                                                   =========    =========    =========    =========     ========

(1)  Total loans do not include loans held for sale.

(2) Other non-performing assets represent property acquired by the Bank through foreclosure or repossession. This property is carried at fair value less estimated costs of sale.

     During the year ended December 31, 2002, gross interest income of approximately $11,790 would have been recorded on nonaccrual loans had such loans been current throughout the period. Approximately $4,206 in interest income from such loans was included in income for the year ended December 31, 2002.

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

     The process used to allocate the allowance for loan losses considers, among other factors, whether the borrower is a mortgage, retail or commercial customer, whether the loan is secured or unsecured, and whether the loan is an open or closed-end agreement. Generally, loans are reviewed and risk graded among groups of loans with similar characteristics. The probable loss estimates for each risk grade group are the basis for the allowance allocation. The loss estimates are based on prior experience, general risk associated with each loan group and current economic conditions. The unallocated allowance for loan losses primarily represents the impact of certain conditions that were not considered in allocating the allowance to the specific components of the loan portfolio such as current economic conditions.

     The following table analyzes activity in the Bank's allowance for loan losses for the periods indicated.

                                                                       YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------
                                                       2002         2001        2000        1999        1998
                                                     ---------    --------    --------    --------    --------
                                                                       (DOLLARS IN THOUSANDS)
Balance at beginning of period                       $   2,523    $  2,160    $  1,306    $  1,178    $    874
Provision for loan losses                                  740         460         970         210         330
Gross loans charged-off                                   (360)       (106)       (146)        (94)        (29)
Gross recoveries                                            34           9          30          12           3
                                                     ---------    --------    --------    --------    --------
Balance at end of period                             $   2,937    $  2,523    $  2,160    $  1,306    $  1,178
                                                     =========    ========    ========    ========    ========
Ratio of net charge-offs to average
  loans outstanding during the period                      .08%        .03%        .03%        .03%        .01%
                                                     =========    ========    ========    ========    ========
Ratio of loan loss reserve to total loans                  .74%        .67%        .62%        .39%        .36%
                                                     =========    ========    ========    ========    ========

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

                                                                   AT DECEMBER 31,
                                          -------------------------------------------------------------------------
                                                2002                      2001                      2000
                                          ----------------------    ----------------------    ---------------------
                                                      PERCENT OF                PERCENT OF               PERCENT OF
                                                       LOANS IN                  LOANS IN                 LOANS IN
                                                    CATEGORY TO                CATEGORY TO              CATEGORY TO
                                          AMOUNT    TOTAL LOANS     AMOUNT     TOTAL LOANS    AMOUNT    TOTAL LOANS
                                          ------    -----------     ------     -----------    ------    -----------
                                                                   (DOLLARS IN  THOUSANDS)
Real estate :
  Construction and land development        $   511       13%        $   672         16%        $    428     10%
  Mortgage:
      1-4 family residential                   854       52             698         56              499     67
      Multi-family residential                 145        4             143          4              213      5
      Commercial                               911       22             589         15              526      9
      Equity line                              135        4             132          3               65      3
      Other                                      3       --               2         --                2      1
                                           -------      ---         -------        ---         --------    ---
          Total real estate loans            2,559       95%          2,236         94%           1,733     95%

Commercial, industrial & agricultural          137        3             214          4              166      3
Consumer                                        58        2              70          2               77      2
Unallocated                                    183       --               3         --              184     --
                                           -------      ---         -------        ---         --------    ---
           Total gross loans               $ 2,937      100%        $ 2,523        100%        $  2,160    100%
                                           =======      ===         =======        ===         ========    ===

                                                             AT DECEMBER 31,
                                               ------------------------------------------------
                                                     1999                      1998
                                               ----------------------     --------------------
                                                          PERCENT OF               PERCENT OF
                                                           LOANS IN                 LOANS IN
                                                          CATEGORY TO              CATEGORY TO
                                               AMOUNT     TOTAL LOANS      AMOUNT  TOTAL LOANS
                                               ------     -----------      ------  ------------
                                                         (DOLLARS IN THOUSANDS)
Real estate :
  Construction and land development            $     15         1%          $   14       1%
  Mortgage:
      1-4 family residential                        530        74              605      81
      Multi-family residential                      163         5              129       4
      Commercial                                    380        12              301       8
      Equity line                                    15         3               13       3
      Other                                           1        --                1      --
                                               --------       ---           ------     ---
          Total real estate loans                 1,104        95%           1,063      97%

Commercial, industrial & agricultural               152         3               59       1
Consumer                                             50         2               40       2
Unallocated                                          --        --               16      --
                                               --------       ---           ------     ---
           Total gross loans                   $  1,306       100%          $1,178     100%
                                               ========       ===           ======     ===

INVESTMENT ACTIVITIES

     The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated. For additional information regarding the Bank's investments, see Note 2 of Notes to Consolidated Financial Statements in the Annual Report.

                                                                           AT DECEMBER 31,
                                                             --------------------------------------------
                                                                2002              2001             2000
                                                              ---------         -------          --------
                                                                            (IN THOUSANDS)
Securities held to maturity:
   U.S. Government and agency securities                      $   5,000         $ 5,000          $ 18,015
   Mortgage-backed securities                                     2,860              --               963
                                                              ---------         -------          --------
      Total securities held to maturity                       $   7,860         $ 5,000          $ 18,978

Securities available for sale:
   U.S. Government and agency securities                      $  19,663         $25,758          $ 16,049
   Mortgage-backed securities                                    14,806          11,123                --
   Marketable equity securities                                   5,074           5,099                --
   Corporate bond                                                 2,532             990                --
                                                              ---------         -------          --------
      Total securities available for sale                     $  42,075         $42,970          $ 16,049

      Total investment securities portfolio                   $  49,935         $47,970          $ 35,027
                                                              =========         =======          ========

The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities portfolio at December 31, 2002.

                                                                     AFTER ONE      AFTER FIVE
                                           ONE YEAR OR LESS   THROUGH FIVE YEARS  THROUGH TEN YEARS
                                          ------------------  ------------------  -----------------
                                          CARRYING   AVERAGE   CARRYING  AVERAGE  CARRYING  AVERAGE
                                            VALUE     YIELD     VALUE     YIELD    VALUE     YIELD
                                          --------   -------   --------  -------  --------  -------
                                                                     (DOLLARS IN THOUSANDS)
Securities held to maturity:
    U.S. government and agency securities    $5,000   7.64%     $    --    --      $   --     --
    Mortgage-backed securities                   --    --            --    --          --     --
                                             -------  ----      -------   ----     ------   ----
      Total securities held to maturity      $5,000   7.64%     $    --    --      $   --     --

Securities available for sale:
    U.S. government and agency securities    $   306  3.08%     $10,451   3.76%    $8,905    5.72%
    Mortgage-backed securities                    --   --            --    --          --     --
    Marketable equity securities                  --   --            --    --          --     --
    Corporate bond                                --   --         2,532   5.92%        --     --
                                             -------  ----      -------   ----     ------   ----
      Total securities available for sale    $   306  3.08%     $12,983   4.19%    $8,905   5.72%

      Total investment securities portfolio  $ 5,306  7.38%     $12,983   4.19%    $8,905   5.72%
                                             =======  ====      =======   ====     ======   ====


                                            MORE THAN TEN YEARS   TOTAL INVESTMENT PORTFOLIO
                                            -------------------  ---------------------------
                                            CARRYING   AVERAGE   CARRYING   FAIR     AVERAGE
                                              VALUE     YIELD      VALUE    VALUE     YIELD
                                            --------   -------   --------   -----    -------
                                                       (DOLLARS IN THOUSANDS)
Securities held to maturity:
    U.S. government and agency securities    $   --       --      $5,000   $ 5,123     7.64%
    Mortgage-backed securities                 2,860     3.25%     2,860     2,886     3.25%
                                             --------   -----    --------  -------     ----
      Total securities held to maturity      $ 2,860     3.25%    $7,860   $ 8,009     6.04%

Securities available for sale:
    U.S. government and agency securities    $    --      --      $19,662  $19,662     4.63%
    Mortgage-backed securities                 14,806    5.21%     14,806   14,806     5.21%
    Marketable equity securities                5,075    6.14%      5,075    5,075     6.14%
    Corporate bond                                 --     --        2,532    2,532     5.92%
                                             --------    ----    --------  -------     ----
      Total securities available for sale    $ 19,881    5.45%   $ 42,075  $42,075     5.10%

      Total investment securities portfolio  $ 22,741    5.16%   $ 49,935  $50,084     5.25%
                                             ========    ====    ========  =======     ====

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

     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2002.

                                                      CERTIFICATES
        MATURITY PERIOD                                OF DEPOSIT
        ---------------                                ----------
                                                     (IN THOUSANDS)

        Three months or less                           $  25,687
        Over three through six months                     23,359
        Over six months through twelve
              months                                      22,276
        Over twelve months                                14,509
                                                       ---------
        Total                                          $  85,831
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

     Lumina borrows money on a short-term basis principally from another financial institution to fund its loans that are held for sale. This borrowing is collateralized by mortgage loans held for sale. When a loan is sold, the proceeds are used to repay the borrowing. Loans are usually sold within 60 days. This borrowing agreement provides for a maximum line of credit up to $10 million, but the financial institution continues to supply sufficient funds for loans originated by Lumina during the large volume increase caused by the current low interest rate environment.

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

     Competition for real estate and other loans comes principally from financial institutions and mortgage companies. The Bank and Lumina compete for loans primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers. Factors which affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

EMPLOYEES

     At December 31, 2002, the Bank had 122 full-time employees and 7 part-time employees. Lumina had 46 full time employees and 1 part-time employee at December 31, 2002. None of the employees are represented by a collective bargaining unit. Both companies believe its relationship with its employees to be good.

EXECUTIVE OFFICERS

     At December 31, 2002, the executive officers of the Bank who were not also directors were as follows:

                                     AGE AT
NAME                            DECEMBER 31, 2002                        POSITION
----                            -----------------                        --------
O.C. Burrell, Jr.                      54                     Executive Vice President and Chief Operating Officer

Todd L. Sammons, CPA                   41                     Senior Vice President and Chief Financial Officer

Dickson B. Bridger                     43                     Senior Vice President-Mortgage Lending


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

     TODD L. SAMMONS was employed in March 1986 as Auditor. He was promoted to Senior Vice President-and Chief Financial Officer in December 2000. He previously worked with a public accounting firm. He has served in leadership capacities in various professional, church and civic organizations. He is a Certified Public Accountant. He serves on the Board of Winter Park Optimist and as the treasurer of the Wilmington Vikings, a junior Legion Baseball Team.

     DICKSON B. BRIDGER was employed in March 1984 as a mortgage loan originator. He was promoted to Vice President in February 1990 and Senior Vice President-Mortgage Lending in December 2000. He is a member of Wilmington Rotary West and serves as an Elder of the Little Chapel on the Boardwalk church at Wrightsville Beach, North Carolina.

                                   REGULATION

     GENERAL. As a North Carolina-chartered commercial bank with deposits insured by the SAIF, Cooperative Bank is subject to extensive regulation by the North Carolina Office of the Commissioner of Banks (the Commissioner) and the FDIC. The lending activities and other investments of Cooperative Bank must comply with various federal regulatory requirements. The Commissioner and the FDIC periodically examine Cooperative Bank for compliance with various regulatory requirements. The Bank must file reports with the Commissioner and the

FDIC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

     The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act") and, as such, is subject to supervision and regulation by the Federal Reserve Board. The Company is also subject to regular examination by the Federal Reserve Board. In addition, as a savings bank holding company, the Company is subject to supervision by the Commissioner under North Carolina law.

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

     In addition to the FDIC regulatory capital requirements, the Commissioner requires North Carolina-chartered commercial banks to have adequate capitalization, which is determined based upon each bank's particular set of circumstances. In addition, regulations require all North Carolina-chartered commercial banks to maintain a capital surplus at least equal to 50% of its common capital. Common capital is defined as the par value of its shares times the number of shares outstanding.

     The Bank was in compliance with both the FDIC capital requirements and the North Carolina net worth requirement at December 31, 2002. For further information regarding the Bank's capital requirements, see Note 7 of Notes to Consolidated Financial Statements in the Annual Report.

     LIQUIDITY REQUIREMENTS. FDIC policy requires that banks maintain an average daily balance of liquid assets in an amount which it deems adequate to protect safety and soundness of the bank. Liquid assets include cash, certain time deposits, bankers' acceptances and specified United States government, state, or federal agency obligations. The FDIC currently has no specific level which it requires.

     North Carolina banks must maintain a reserve fund in an amount and/or ratio set by the North Carolina Banking Commission to account for the level of liquidity necessary to assure the safety and soundness of the State banking system.

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

For information regarding the position of the Bank with respect to the FDICIA prompt corrective action rules, see Note 7 of Notes to Consolidated Financial Statements included in the Annual Report hereof.

     COMMUNITY REINVESTMENT ACT. The Bank, like other financial institutions, is subject to the Community Reinvestment Act ("CRA"). The purpose of the CRA is to encourage financial institutions to help meet the credit needs of their entire communities, including the needs of low and moderate income neighborhoods. During the Bank's last compliance examination, the Bank received a
"satisfactory" rating with respect to CRA compliance. The Bank's rating with respect to CRA compliance would be a factor to be considered by the Federal Reserve Board and the FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and, if such rating was less than "satisfactory," could result in the denial of such applications.

     DIVIDEND LIMITATIONS. The Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form.

     Under applicable regulations, the Bank is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; (iii) a leverage ratio of less than 4.0%, or
(iv) a regulatory net worth less than the liquidation account established in connection with the Bank's conversion to a stock institution.

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

     TRANSACTIONS WITH AFFILIATES. Transactions between banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. A bank holding company and its subsidiaries are considered "affiliates" of the bank under Section 23A and 23B. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, the Bank may not (i) lend or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii)
purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the Bank.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. Cooperative Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at December 31, 2002 of approximately $4.1 million.

     FEDERAL RESERVE BOARD REGULATION. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At December 31, 2002, the Bank met its reserve requirements.

     North Carolina law also required the Bank to maintain a reserve fund at least equal to the Federal Reserve requirement. In the event the reservable liabilities of the Bank are such that no reserve is required by the Federal Reserve, the Bank would be required under North Carolina law to maintain a reserve fund equal to 3% of its total deposits of every kind which are not otherwise secured by acceptable collateral.

     SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act") which mandated a variety of reforms intended to address corporate and accounting fraud. The Act provides for the establishment of a new Public Company Accounting Oversight Board ("PCAOB") which will enforce auditing, quality control and independence standards for firms that audit SEC-reporting companies and will be funded by fees from all SEC reporting companies. The Act imposes higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client will require pre-approval by the Company's audit committee members. In addition, certain audit partners must be rotated periodically. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors. Directors and executive officers must also report most changes in their ownership of a company's securities within two business days of the change.

     The Act also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all SEC reporting companies will be required to disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the SEC rules) and if not, why not. Audit committees of publicly traded companies will have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters. The SEC has promulgated regulations implementing these provisions which are not yet in effect.

     Beginning  six months  after the SEC  determines  that the PCAOB is able to carry out its functions, it will be unlawful for any person that is not a registered public accounting firm ("RPAF") to audit an SEC-reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company's financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the Company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

     Although the Company anticipates it will incur additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

     THE USA PATRIOT ACT. In response to the events of September 11, 2001, the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"), was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

     Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

     o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that includes, at a minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

     o Section 326 authorizes the Secretary of the Department of the Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

     o Section 312 requires financial institutions that establish, maintain, administer or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

     o A prohibition against establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and certain record keeping obligations with respect to correspondent accounts of foreign banks.

     o    Bank   regulators  are  directed  to  consider  a  holding   company's
          effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

     The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

                                    TAXATION

     The Bank is subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations.

     Legislation that was effective for tax years beginning after December 31, 1995 required savings institutions to recapture into taxable income over a six taxable year period the portion of the tax loan reserve that exceeds the pre-1988 tax loan loss reserve. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of accumulated tax earnings and profits, or other distribution, liquidation or redemption of the Bank's stock.

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

ITEM 2.  PROPERTIES
--------------------

     The Bank operated 17 financial centers throughout the coastal and inland communities of eastern North Carolina at December 31, 2002. The Bank has a total of four offices that are subject to leases. The land is leased for two of these offices on which the Bank has built its own buildings. One office is a lease of the land and the building on it and one is an office condominium that is leased by the bank. Lumina operated 4 offices in Wilmington, North Carolina; North Myrtle Beach, South Carolina; and Virginia Beach, Virginia. All of these offices are leased. For additional information relating to premises and equipment, see
Note 4 of Notes to Consolidated Financial Statements in the Annual Report.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The financial statements contained in the Annual Report which are listed under Item 15 herein are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     (a)  Directors of the Registrant

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement for the 2003 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

     (c)  Changes in Control

          Management of the Company knows of no arrangements, including any pledge of any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

     (d)  Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth certain information with respect to the Company's equity compensation plans.

                                                                                                NUMBER OF SECURITIES REMAINING
                                     NUMBER OF SECURITIES TO BE                                 AVAILABLE FOR FUTURE ISSUANCE
                                      ISSUED UPON EXERCISE OF       WEIGHTED-AVERAGE EXERCISE     UNDER EQUITY COMPENSATION
                                        OUTSTANDING OPTIONS,          PRICE OF OUTSTANDING       PLANS (EXCLUDING SECURITIES
                                         WARRANTS & RIGHTS        OPTIONS, WARRANTS AND RIGHTS     REFLECTED IN COLUMN (A))
                                     --------------------------   ----------------------------   -----------------------------
Equity compensation plans
  approved by security holders                141,943                         11.28                        135,062

Equity compensation plans not
  approved by security holders                     --                           --                              --
                                              -------                         -----                        -------
Total                                         141,943                         11.28                        135,062
                                              -------                         -----                        -------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the sections captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof" in the Proxy Statement.


ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a)  Contents. The following financial statements are filed as part of this
          --------
          Annual Report on Form 10-K.

          (1)  Consolidated Financial Statements

               1.   Independent Auditors' Report of KPMG LLP *
               2. Consolidated Statements of Financial Condition as of December 31, 2002 and 2001*
               3. Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000 *
               4. Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000 *

               5. Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000 *
               6. Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000 *
               7.   Notes to Consolidated Financial Statements *
               ___________
               * Incorporated by reference to the Annual Report attached hereto as Exhibit 13.


          (2) Financial Statement Schedules (All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.)

     (b) During the fourth quarter of 2002, the Registrant filed two Current Reports on Form 8-K, one on December 31, 2002 announcing the conversion from a North Carolina chartered savings bank to a North Carolina chartered commercial bank and one on October 23, 2002 reporting third quarter earnings.

     (c) The following exhibits are either filed as part of this report or are incorporated herein by reference:

        No.                         Description
        ---                         -----------

        3.1             Articles of Incorporation                                                *

        3.2             Bylaws, as amended

        10.1            Cooperative Bankshares, Inc. 1998 Stock Option and
                        Incentive Plan                                                          **

        10.2            Employment Agreement with Frederick Willetts, III                        *

        10.3            Severance Agreement with Todd L. Sammons                                ***

        10.4            Severance Agreement with O.C. Burrell, Jr.                             ****

        10.5            Severance Agreement with Dickson B. Bridger                            *****

        10.6            Amendment to Severance Agreement of O.C. Burrell, Jr.                    *

        10.7            Indemnity Agreement with Directors and Executive                         *
                        Officers

        10.8            Director Retirement Agreements between Cooperative Bank                 ***
                        and Each Non-Employee Director of Cooperative Bank

        10.9            Director Deferred Fee Agreements between Cooperative Bankshares,        ***
                        Inc. and each Director of the Company

        10.10           Director Deferred Fee Agreements between Cooperative Bank               ***
                        and Each Non-Employee Director of Cooperative Bank


        10.11           Executive Indexed Retirement Agreements between                         ***
                        Cooperative Bank and Frederick Willetts, III
                        and O. C. Burrell

        11              Statement re: computation of per share earnings -
                        Reference is made to the Company's Consolidated
                        Statements of Operations attached hereto as Exhibit 13, which are incorporated herein by reference

        13              Annual Report to Stockholders for the year ended
                        December 31, 2002

        21              Subsidiaries

        23.1            Consent of KPMG LLP

        99              Certification pursuant to 18 U.S.C. Section 1350

___________
* Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Reg. No. 33-79206).
** Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-92219)
*** Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2001.
**** Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1997.
*****Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COOPERATIVE BANKSHARES, INC.




Date:  March 13, 2003              By:  /s/ Frederick Willetts, III
                                        --------------------------------------
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Frederick Willetts, III                           Date:  March 13, 2003
     ---------------------------------------------------
       President, Chief Executive Officer and Chairman
       (Principal Executive Officer and Director)

By:   /s/ Todd L. Sammons                                 Date:  March 13, 2003
     ---------------------------------------------------
       Senior Vice President and Chief Financial Officer
       (Principal Financial and Accounting Officer)

By:  /s/ James D. Hundley, M.D.                           Date:  March 13, 2003
     ---------------------------------------------------
       (Director)

By:   /s/ O. Richard Wright, Jr.                          Date:  March 13, 2003
     ---------------------------------------------------
       (Director)

By:    /s/ Paul G. Burton                                 Date:  March 17, 2003
     ---------------------------------------------------
       (Director)

By:   /s/ H. Thompson King, III                           Date:  March 13, 2003
     ---------------------------------------------------
       (Director)

By:   /s/ F. Peter Fensel, Jr.                            Date:  March 13, 2003
     ---------------------------------------------------
       (Director)

By:   /s/ R. Allen Rippy                                  Date:  March 13, 2003
     ---------------------------------------------------
       (Director)

By:   /s/ Russell M. Carter                               Date:  March 13, 2002
     ---------------------------------------------------
       (Director)

                                  CERTIFICATION


     I, Frederick Willetts, III, President and Chief Executive Officer of Cooperative Bankshares, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Cooperative Bankshares, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003


                                     /s/Frederick Willetts, III
                                     --------------------------------------
                                     President and Chief Executive Officer

                                  CERTIFICATION


     I, Todd Sammons, Senior Vice President and Chief Financial Officer of Cooperative Bankshares, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Cooperative Bankshares, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003


                            /s/ Todd L. Sammons
                            -------------------------------------------------
                            Senior Vice President and Chief Financial Officer