Form 10-Q
period 2003-03-31
COOPERATIVE BANKSHARES INC
filed 2003-05-14
CIK 923529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                            _________________________

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       March 31, 2003
                                     --------------

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
                                                     --------------


Former name, former address and former fiscal year, if changed since last report

                                       N/A

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

                                      [X]   Yes          [ ]  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                      [ ]   Yes          [X]  No

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,847,947 shares at April 30, 2003
                  ----------------------------------

                                TABLE OF CONTENTS



                                                                           Page

Part I          Financial Information

     Item 1     Financial Statements

                Consolidated Statements of Financial Condition,
                March 31, 2003 and December 31, 2002                        3

                Consolidated Statements of Operations, for the three
                months ended March 31, 2003 and 2002                        4

                Consolidated Statement of Stockholders' Equity, for
                the three months ended March 31, 2003                       5

                Consolidated Statements of Cash Flows, for the three
                months ended March 31, 2003 and 2002                        6-7

                Notes to Consolidated Financial Statements                  8-10

     Item 2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        10-16

     Item 3     Market Risk                                                16-17

     Item 4     Controls and Procedures                                    17

Part II         Other Information

     Item 1     Legal Proceedings                                          18

     Item 2     Changes in Securities and Use of Proceeds                  18

     Item 3     Defaults Upon Senior Securities                            18

     Item 4     Submission of Matters to a Vote of Security Holders        18

     Item 5     Other Information                                          18

     Item 6     Exhibits and Reports on Form 8-K                           18

                Signatures                                                 19

                Certifications                                             20-21

                Exhibit 99                                                 22

        PART 1-FINANCIAL INFORMATION-FINANCIAL STATEMENTS
           COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                        MARCH 31, 2003     December 31, 2002*
                                                                        --------------     -----------------
                                                                         (UNAUDITED)
                              ASSETS
  Cash and due from banks, noninterest-bearing                            $ 13,205,668         $ 11,858,603
  Interest-bearing deposits in other banks                                   3,155,941                   --
                                                                          ------------         ------------
    Total cash and cash equivalents                                         16,361,609           11,858,603
  Securities:
    Available for sale (amortized cost of $39,355,848 in March 2003
     and $41,033,409 in December 2002)                                      40,225,231           42,075,212
    Held to maturity (estimated market value of $7,728,406 in March
     2003 and $8,009,087 in December 2002)                                   7,593,362            7,859,955
  FHLB stock                                                                 3,804,600            4,054,700
  Loans held for sale                                                       20,757,817           25,659,935
  Loans                                                                    404,077,345          393,812,940
   Less allowance for loan losses                                            2,996,843            2,936,795
                                                                          ------------         ------------
    Net loans                                                              401,080,502          390,876,145
  Other real estate owned                                                      920,643              619,163
  Accrued interest receivable                                                2,192,839            2,239,826
  Premises and equipment, net                                                7,603,824            7,019,219
  Other assets                                                              12,037,943           11,946,819
                                                                          ------------         ------------
          Total assets                                                    $512,578,370         $504,209,577
                                                                          ============         ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits                                                                $375,020,415         $357,254,096
  Short-term borrowings                                                     51,728,252           61,585,827
  Escrow deposits                                                              381,491              223,604
  Accrued interest payable                                                     278,302              284,568
  Accrued expenses and other liabilities                                     2,262,185            3,320,629
  Long-term obligations                                                     43,091,411           43,092,592
                                                                          ------------         ------------
       Total liabilities                                                   472,762,056          465,761,316
                                                                          ------------         ------------

Stockholders' equity:
  Preferred stock, $1 par value, 3,000,000 shares authorized,
    no shares issued and outstanding                                        -                    -
  Common stock, $1 par value, 7,000,000 shares authorized,
    2,847,947 and 2,835,947 shares issued and outstanding                    2,847,947            2,835,947
  Additional paid-in capital                                                 2,613,153            2,440,645
  Accumulated other comprehensive income                                       573,793              635,500
  Retained earnings                                                         33,781,421           32,536,169
                                                                          ------------         ------------
       Total stockholders' equity                                           39,816,314           38,448,261
                                                                          ------------         ------------
          Total liabilities and stockholders' equity                      $512,578,370         $504,209,577
                                                                          ============         ============

Book value per common share                                               $      13.98         $      13.56
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

                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             -----------------------------
                                                                 2003              2002
                                                             -----------       -----------
INTEREST INCOME:
  Loans                                                      $ 6,525,593       $ 6,595,546
  Securities                                                     603,090           695,887
  Other                                                            9,806            12,293
  Dividends on FHLB stock                                         45,575            58,909
                                                             -----------       -----------
       Total interest income                                   7,184,064         7,362,635
                                                             -----------       -----------

INTEREST EXPENSE:
  Deposits                                                     2,038,260         2,845,342
  Borrowed funds                                                 891,943           912,653
                                                             -----------       -----------
       Total interest expense                                  2,930,203         3,757,995
                                                             -----------       -----------

NET INTEREST INCOME                                            4,253,861         3,604,640
Provision for loan losses                                        200,000           280,000
                                                             -----------       -----------
       Net interest income after provision for loan losses     4,053,861         3,324,640
                                                             -----------       -----------

NONINTEREST INCOME:
   Gain on sale of loans                                       1,026,756            18,279
   Net gain on sale of securities                                      -           116,766
   Service charges and fees on loans                             138,331           201,382
   Deposit-related fees                                          256,871           248,235
   Gain on sale of real estate                                         -           464,977
   Bank-owned life insurance earnings                             97,074            99,837
   Other income, net                                              52,625            60,116
                                                             -----------       -----------
       Total noninterest income                                1,571,657         1,209,592
                                                             -----------       -----------

NONINTEREST EXPENSE:
   Compensation and fringe benefits                            2,274,258         1,435,853
   Occupancy and equipment                                       647,931           518,210
   Professional and examination fees                             101,247           130,581
   Advertising                                                   120,555            70,503
   Real estate owned                                              17,890             6,542
   Other                                                         456,886           388,381
                                                             -----------       -----------
     Total noninterest expenses                                3,618,767         2,550,070
                                                             -----------       -----------

Income before income taxes                                     2,006,751         1,984,162
Income tax expense                                               619,101           695,660
                                                             -----------       -----------

NET INCOME                                                   $ 1,387,650       $ 1,288,502
                                                             -----------       -----------
NET INCOME PER SHARE:
   Basic                                                          $ 0.49            $ 0.45
                                                             ===========       ===========
   Diluted                                                        $ 0.48            $ 0.45
                                                             ===========       ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                       2,844,678         2,835,447
                                                             ===========       ===========
   Diluted                                                     2,887,096         2,843,398
                                                             ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                    ACCUMULATED
                                                     ADDITIONAL       OTHER                           TOTAL
                                       COMMON        PAID-IN       COMPREHENSIVE    RETAINED       STOCKHOLDERS'
                                       STOCK         CAPITAL         INCOME         EARNINGS         EQUITY
                                    -----------   ------------     -------------  ------------    ------------
Balance, December 31, 2002          $ 2,835,947   $  2,440,645      $ 635,500     $ 32,536,169    $ 38,448,261
  Exercise of stock options              12,000        158,500             --               --         170,500
  Tax benefit of stock option
     exercise                                --         14,008             --               --          14,008
  Other comprehensive
   loss, net of taxes                        --             --        (61,707)              --         (61,707)
  Net income                                 --             --             --        1,387,650       1,387,650
  Cash dividends ($.05 per share)            --             --             --         (142,398)       (142,398)
                                    -----------   ------------      ---------     ------------    ------------
Balance, March 31, 2003             $ 2,847,947   $  2,613,153      $ 573,793     $ 33,781,421    $ 39,816,314
                                    ===========   ============      =========     ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

            COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                  2003                  2002
                                                                              ------------          ------------
OPERATING ACTIVITIES:
  Net income                                                                   $ 1,387,650           $ 1,288,502
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Net accretion, amortization, and depreciation                                318,037               198,350
      Net gain on sale securities                                                       --              (116,766)
      Net gain on sale of loans                                                 (1,026,756)              (18,279)
      Provision (benefit) from deferred income taxes                               (43,329)              140,620
      Gain on sale of premises and equipment                                            --              (464,977)
      Loss on sales of foreclosed real estate                                          534                    --
      Valuation losses on foreclosed real estate                                   107,880                    --
      Provision for loan losses                                                    200,000               280,000
      Originations of loans held for sale                                      (56,336,726)           (1,513,000)
      Proceeds from sales of loans held for sale                                62,230,202             1,518,418
      Changes in assets and liabilities:
        Accrued interest receivable                                                 46,987               233,706
        Prepaid expenses and other assets                                           62,917              (505,728)
        Accrued interest payable                                                    (6,266)               39,492
        Accrued expenses and other liabilities                                  (1,058,443)              461,318
                                                                              ------------          ------------
          Net cash provided by operating activities                              5,882,687             1,541,656
                                                                              ------------          ------------

INVESTING ACTIVITIES:
  Purchases of securities available for sale                                            --           (13,438,870)
  Proceeds from sale of securities available for sale                                   --            12,115,938
  Repayments of mortgage-backed securities available for sale                    1,619,390             1,016,356
  Repayments of mortgage-backed securities held to maturity                        226,074                    --
  Loan originations, net of principal repayments                               (10,848,421)           (2,435,646)
  Proceeds from disposals of foreclosed real estate                                 74,390                68,096
  Net expenditures on foreclosed real estate                                        (4,822)                   --
  Purchases of FHLB stock                                                         (350,000)                   --
  Proceeds from sale of FHLB stock                                                 600,100                    --
  Purchases of premises and equipment                                             (803,952)             (344,937)
  Proceeds from sale of premises and equipment                                          --               499,070
                                                                              ------------          ------------
          Net cash used in investing activities                                 (9,487,241)           (2,519,993)
                                                                              ------------          ------------
FINANCING ACTIVITIES:
  Net increase in deposits                                                      17,766,319            12,252,491
  Net repayments on short-term borrowings                                       (9,857,575)           (8,800,965)
  Repayments on long-term obligations                                               (1,181)               (1,117)
  Proceeds from issuance of common stock                                           184,508                    --
  Dividends paid                                                                  (142,398)             (141,772)
  Net change in escrow deposits                                                    157,887               256,028
                                                                              ------------          ------------
          Net cash provided by financing activities                              8,107,560             3,564,665
                                                                              ------------          ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                            4,503,006             2,586,328
CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                                           11,858,603            12,295,578
                                                                              ------------          ------------
  END OF PERIOD                                                               $ 16,361,609          $ 14,881,906
                                                                              ============          ============

(Continued)

                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        2003                 2002
                                                                    -----------          -----------
Cash paid for:
  Interest                                                          $ 2,936,469          $ 3,718,503
  Income taxes                                                          207,652               92,763

Summary of noncash investing and financing activities:
  Transfer from loans to foreclosed real estate                         479,462              500,957
  Unrealized loss on securities available for sale,
     net of taxes                                                       (61,707)            (622,522)
  Reclassifications between Long-term obligations
     and short-term borrowings                                                -            5,000,000

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Accounting  Policies:  The  significant  accounting  policies  followed  by
     --------------------
     Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 2002 (the "Annual Report"). The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

2.   Basis of Presentation:  The accompanying  unaudited  consolidated financial
     ---------------------
     statements include the accounts of Cooperative Bankshares, Inc., Cooperative Bank (the Bank) and its wholly owned subsidiaries, Lumina Mortgage Company, Inc. (Lumina) & CS&L Holdings, Inc. (Holdings), and Holdings' majority owned subsidiary, CS&L Real Estate Trust, Inc. (REIT). All significant intercompany items have been eliminated. Certain items for prior periods have been reclassified to conform to the current period presentation. These reclassifications have no effect on the net income or stockholders' equity as previously reported.

3.   Earnings Per Share: Earnings per share (EPS) are calculated by dividing net
     ------------------
     income by the weighted average number of common shares  outstanding  (basic
     EPS) and the sum of the weighted average number of common shares outstanding and potential common stock (diluted EPS). Potential common stock consists of stock options issued and outstanding. In determining the number of potential common stock, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise. The following table provides a reconciliation of income available to common stockholders and the average number of shares outstanding for the periods below:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        2003             2002
                                                     ----------       ----------
Net income (numerator)                               $1,387,650       $1,288,502

Shares for basic EPS (denominator)                    2,844,678        2,835,447
Dilutive effect of stock options                         42,418            7,951
                                                     ----------       ----------
Shares for diluted EPS (denominator)                  2,887,096        2,843,398
                                                     ==========       ==========


     For the periods ended March 31, 2003 and 2002, there were 4,204 and 14,204 options outstanding respectively that were antidilutive since the exercise price exceeds the average market price. The options have been omitted from the calculation of the dilutive effect of stock options.

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

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  2003            2002
                                                               ------------     -----------
Net income                                                     $  1,387,650    $  1,288,502
Other comprehensive income (loss):
   Reclassification to realized gains                                     -         116,766
   Unrealized loss arising during the period                       (172,420)     (1,137,295)

Income tax benefit                                                  110,713         398,007
                                                               ------------     -----------
Other comprehensive loss                                            (61,707)       (622,522)
                                                               ------------     -----------
Comprehensive income                                           $  1,325,943     $   665,980
                                                               ------------     -----------

5.   Stock-Based  Compensation:  On January 1, 1996 the Company adopted SFAS No.
     -------------------------
     123,  "Accounting for Stock-Based  Compensation".  As permitted by SFAS No.
     123, the Company has chosen to continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The option exercise price is the market price of the common stock on the date the option is granted. Accordingly, no compensation cost has been recognized for options granted under the Option Plan. Had compensation cost for the Company's Option Plan been determined based on the fair value at the grant dates for awards under the option plan consistent with the method of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below.

                                                      Three Months Ended
                                                          March 31,
                                                     2003             2002
                                                 -----------      -----------
Net income, as reported                          $ 1,387,650      $ 1,288,502
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of related tax effects                      -          (60,543)
                                                 -----------      -----------
Proforma net income                              $ 1,387,650      $ 1,227,959
                                                 ===========      ===========
Earnings per share:
   Basic-as reported                             $      0.49      $      0.45
                                                 ===========      ===========
   Basic-proforma                                $      0.49      $      0.43
                                                 ===========      ===========
   Diluted-as reported                           $      0.48      $      0.45
                                                 ===========      ===========
   Diluted-proforma                              $      0.48      $      0.43
                                                 ===========      ===========

6.   New Accounting  Prouncements:  On January 1, 2003, the Company adopted SFAS
     ----------------------------
     No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

     In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest equity created before February 1, 2003, the interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company's consolidated financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Cooperative Bankshares, Inc. (the "Company") is a registered bank holding company incorporated in North Carolina in 1994. The Company is the parent company of Cooperative Bank (the "Bank"); a North Carolina chartered commercial bank. Cooperative Bank, headquartered in Wilmington, North Carolina, was chartered in 1898. The Bank provides financial services through 17 financial centers in Eastern North Carolina. One of the Bank's subsidiaries, Lumina Mortgage Company, Inc. ("Lumina") is a mortgage banking firm originating and selling residential mortgage loans through offices in Wilmington, North Carolina; North Myrtle Beach, South Carolina; and Virginia Beach, Virginia. The Bank's other subsidiary, CS&L Holdings, Inc. ("Holdings") is a holding company for CS&L Real Estate Trust, Inc. (the "REIT"), which is a real estate investment trust.

Through its financial centers, the Bank provides a wide range of banking products, including interest-bearing and non-interest-bearing checking accounts, certificates of deposit and individual retirement accounts, which are insured up to the applicable limits of the Federal Deposit Insurance Corporation ("FDIC"). It offers an array of loan products: overdraft protection, commercial, consumer, agricultural, real estate, residential mortgage and home equity loans. Also offered are safe deposit boxes and automated banking services through ATMs and Access24 Phone Banking. In addition, the Bank offers discount brokerage services, annuity sales and mutual funds through a third party arrangement with UVEST Investment Services. Lumina delivers a wide range of mortgage loan products to its market area.

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

MANAGEMENT STRATEGY

Cooperative Bank's lending activities have traditionally concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. In recent years however, the Bank has emphasized origination of nonresidential real estate loans and secured and unsecured consumer and business loans. As of March 31, 2003, approximately $276 million, or 68%, of the Bank's loan portfolio, which excludes loans held for sale, consisted of loans secured by residential properties. This compared to approximately $268 million, or 69% at December 31, 2002. The Bank originates adjustable rate and fixed rate loans. As of March 31, 2003, adjustable rate and fixed rate loans totaled approximately 64.5% and 35.5%, respectively, of the Bank's total loan portfolio.

The Bank has chosen to sell a larger percentage of its fixed rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to reinvest these funds in commercial loans, while increasing fee income. This is part of the continuing effort to restructure the balance sheet and operations to be more reflective of a commercial bank. The Bank is building additional branches in Wilmington, North Carolina and Morehead City, North Carolina.

INTEREST RATE SENSITIVITY ANALYSIS

Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be analyzed using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when the amount of interest rate sensitive assets exceed the amount of interest rate sensitive liabilities. Gap is considered negative when the amount of interest rate sensitive liabilities exceed the amount of interest rate sensitive assets. At March 31, 2003, Cooperative had a one-year positive gap position of 2.1%. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, a part of the Company's adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings, and money market deposit accounts. Experience has shown that the Company sees relatively modest repricing of these transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

When Lumina gives a rate lock commitment to a customer, there is a concurrent "lock in" for the loan with a secondary market investor under a best efforts delivery mechanism. Therefore, interest rate risk is mitigated because any commitments to fund a loan available for sale is concurrently hedged by a commitment from an investor to purchase the loan under the same terms. Loans are usually sold within 60 days after closing.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Bank enters into agreements that obligate it to make future payments under contracts, such as debt and lease agreements. In addition, the Bank commits to lend funds in the future such as credit lines and loan commitments. Below is a table of such contractual obligations and commitments at March 31, 2003 (in thousands).

                                                                      Payments Due by Period
                                                      ---------------------------------------------------------
                                                                  Less
                                                                  than 1        1-3         4-5        Over 5
             Contractual Obligations                    Total      year        years       years        years
                                                      ---------------------------------------------------------
Borrowed Funds                                        $ 94,820    $ 51,728    $ 10,000     $ 10,000    $ 23,092
Lease Obligations                                        2,956         313         441          254       1,948
Deposits                                               375,020     315,982      58,856          182           -
                                                      ---------------------------------------------------------
Total Contractual Cash Obligations                    $472,796    $368,023    $ 69,297     $ 10,436    $ 25,040
                                                      =========================================================
                                                                   Amount of Commitment Expiration
                                                                             Per Period
                                                      ---------------------------------------------------------
                                                        Total        Less
                                                       Amounts      than 1        1-3         4-5        Over 5
                Other Commitments                     Committed      year        years       years        years
                                                      ---------------------------------------------------------
Undisbursed portion of home equity
   collateralized primarily by junior liens
   on 1-4 family properties                           $ 15,176     $ 1,339     $ 1,285        $ 619    $ 11,933
Other commitments and credit lines                      13,214       5,413       5,038           58       2,705
Undisbursed portion of construction loans               33,797      33,797          --           --          --
Available for sale mortgage loan commitments             6,397       6,397          --           --          --
Fixed-rate mortgage loan commitments                     3,335       3,335          --           --          --
Adjustable-rate mortgage loan
   commitments                                           1,483       1,483          --           --          --
                                                      ---------------------------------------------------------
Total Commitments                                     $ 73,402    $ 51,764     $ 6,323        $ 677    $ 14,638
                                                      =========================================================

LIQUIDITY

The Company's goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses, and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, deposits, income from operations and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta ("FHLB") in an amount of up to 25% of the Bank's total assets. At March 31, 2003, the Bank's borrowed funds from the FHLB equaled 14.8% of its total assets. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition.

At March 31, 2003, the estimated market value of liquid assets (cash, cash equivalents, marketable securities and loans held for sale) was approximately $85.1 million, which represents 18.1% of deposits and borrowed funds as compared to $87.6 million or 19.0% of deposits and borrowed funds at December 31, 2002. The decrease in liquid assets was primarily due to a decrease in loans held for sale.

The Company's primary uses of liquidity are to fund loans and to make investments. At March 31, 2003, outstanding off-balance sheet commitments to extend credit totaled $39.6 million, and the undisbursed portion of construction loans was $33.8 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL

Stockholders' equity at March 31, 2003, was $39.8 million, up 3.6% from $38.4 million at December 31, 2002. Stockholders' equity at March 31, 2003, includes an unrealized gain net of tax, of $573,793 as compared to an unrealized gain net of tax at December 31, 2002, of $635,500 on securities available for sale marked to estimated fair market value.

Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At March 31, 2002, the Bank's ratio of Tier I capital was 7.72%. The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of allowance for loan losses. At
March 31, 2003, the Bank had a ratio of qualifying total capital to risk-weighted assets of 11.11%.

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

On March 14, 2003, the Company's Board of Directors approved a quarterly cash dividend of $.05 per share. The dividend was paid on April 16, 2003 to stockholders of record as of April 1, 2003. Any future payment of dividends is dependent on the financial condition and capital needs of the Company, requirements of regulatory agencies, and economic conditions in the marketplace.

CRITICAL ACCOUNTING POLICY

The Bank's most significant critical accounting policy is the determination of its allowance for loan losses. A critical accounting policy is one that is both very important to the portrayal of the Bank's financial condition and results, and requires management's most difficult, subjective or complex judgments. What makes these judgments inherently difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. For further information on the allowance for loan losses, see the "Financial Condition" in Management's Discussion and Analysis and Note 3 of "Notes to Consolidated Financial Statements" included in the Annual Report.

FINANCIAL CONDITION AT MARCH 31, 2003, COMPARED TO DECEMBER 31, 2002

The Company's total assets increased 1.7% to $512.6 million at March 31, 2003, as compared to $504.2 million at December 31, 2002. The major change in the assets is an increase of $4.5 million (38.0%) in cash and cash equivalents, which was caused by an increase in deposits of $17.8 million (5.0%). The increase in deposits was mainly in the six month certificates, due to the customers' desire to stay short in the current rate environment, and non-interest-bearing checking accounts due to the emphasis of the Bank on obtaining business accounts. The Bank also attracted an additional $8.3 million in internet deposits because the rates were competitive with the Bank's local markets. Internet deposits are usually obtained from other financial institutions with terms primarily of one or two years. The rise in deposits and income from operations enabled the Bank to fund an increase in loans of $10.3 million (2.6%) as well as repay $5 million of borrowed funds from the FHLB. Borrowed funds, collateralized through an agreement with the FHLB for advances, are secured by the Bank's investment in FHLB stock and qualifying first mortgage loans. There was a decrease of $4.9 million in loans held for sale, which was primarily funded by a short-term borrowing at another financial institution. This loan was reduced $5.1 million since December 31, 2002 and is collateralized by the loans held for sale. Securities available for sale decreased $1.8 million (4.4%) during the first three months of 2003 due to payments of mortgage backed securities. The increase of $584,605 in premises and equipment, during this same period, is primarily due to the building of two new branches. A reduction in accounts payable caused the decrease of $1.1 million in accrued expenses and other liabilities from December 31, 2002 to March 31, 2003.

The Company's non-performing assets (loans 90 days or more delinquent and foreclosed real estate) were $1.3 million, or 0.26% of assets, at March 31, 2003, compared to $1.2 million, or 0.24% of assets, at December 31, 2002. Foreclosed real estate increased to $920,643 at March 31, 2003, from $619,163 at December 31, 2002, but only four properties make up this balance. The Company assumes an aggressive position in collecting delinquent loans and disposing of foreclosed assets to minimize balances of non-performing assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. For further information see "Comparison of Operating Results - Provision and Reserve for Loan Losses".

COMPARISON OF OPERATING RESULTS

OVERVIEW

The net income of the Company depends primarily upon net interest income. Net interest income is the difference between the interest earned on loans, the securities portfolios and interest-earning deposits and the cost of funds, consisting principally of the interest paid on deposits and borrowings. The Company's operations are materially affected by general economic conditions, the monetary and fiscal policies of the Federal government, and the policies of regulatory authorities. Yields and costs have declined because of the actions the Federal Reserve took over the last 2 years to reduce interest rates in hopes of spurring the economy.

NET INCOME

Net income for the three-month period ended March 31, 2003, of $1.4 million represents a 7.7% increase as compared to the same period last year. The increase in net income for the period ended March 31, 2003 can be attributed to increases in net interest income of $649,221 and non-interest income of $362,065, as well as decreases in the provision for loan losses and income tax expense of $80,000 and $76,559 respectively. These changes were partially offset by an increase in non-interest expense of $1.1 million during the same period.

INTEREST INCOME

For the three-month period ended March 31, 2003, interest income decreased 2.4% as compared to the same period a year ago. The average balance of interest-earning assets increased 9.7% but the average yield decreased 75 basis points as compared to the same period a year ago. The yield on average interest-earning assets decreased to 6.05% as compared to 6.80% for the same period a year ago. The increase in the average balance of interest-earning assets had a positive effect on interest income while the reduction in yield had a negative impact on interest income.

INTEREST EXPENSE

Interest expense decreased 22.0% for the three-month period ended March 31, 2003, as compared to the same period a year ago. This decrease was due to the average cost of interest-bearing liabilities decreasing 104 basis points as compared to the same period a year ago. The average balance of interest-bearing liabilities increased 8.2% as compared to the same period a year ago. The cost of interest-bearing liabilities decreased to 2.67% as compared to 3.71% for the same period last year.

NET INTEREST INCOME

Net interest income for the three-month period ended March 31, 2003, as compared to the same period a year ago, increased 18.0%. The increase was due to a larger decrease in the cost of liabilities versus the yield on assets, which can be attributed to the fact that deposits continue to reprice at lower yields caused by the Federal Reserve's rate reductions. See "Average Yield/Cost Analysis" table for further information on interest income and interest expense.

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

                                                              For the quarter ended
                                                    March 31, 2003                     March 31, 2002
                                         --------------------------------    -------------------------------
(DOLLARS IN THOUSANDS)                                            Average                            Average
                                          Average                 Yield/      Average                 Yield/
                                          Balance     Interest     Cost       Balance     Interest     Cost
                                         ---------    --------    -------    --------     --------   -------
Interest-earning assets:
   Interest-bearing deposits in
     other banks                         $  3,554      $   10      1.13%     $  2,810      $   12     1.71%
   Securities:
      Available for sale                   40,339         493      4.89%       43,398         607     5.59%
      Held to maturity                      7,783         109      5.60%        5,000          89     7.12%
   FHLB stock                               4,124          46      4.46%        4,155          59     5.68%
   Loan portfolio                         418,860       6,526      6.23%      377,481       6,596     6.99%
                                         --------      ------                --------      ------
    Total interest-earning assets         474,660       7,184      6.05%      432,844       7,363     6.80%

Non-interest earning assets                26,266                              23,648
                                         --------                            --------
Total assets                             $500,926                            $456,492
                                         ========                            ========

Interest-bearing liabilities:
   Deposits                               344,844       2,038      2.36%      326,812       2,845     3.48%
   Borrowed funds                          93,473         892      3.82%       78,427         913     4.66%
                                         --------      ------                --------      ------
    Total interest-bearing liabilities    438,317      $2,930      2.67%      405,239      $3,758     3.71%
                                                       ------                              ------
Non-interest bearing liabilities           23,772                              16,859
                                         --------                            --------
    Total liabilities                     462,089                             422,098
    Stockholders' equity                   38,837                              34,394
                                         --------                            --------
Total liabilities and stockholders'
  equity                                 $500,926                            $456,492
                                         ========                            ========

Net interest income                                    $4,254                              $3,605
                                                       ======                              ======
Interest rate spread                                               3.38%                              3.09%
                                                                 ======                             ======

Net yield on interest-earning assets                               3.58%                              3.33%

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                    108.3%                             106.8%
                                                                 ======                             ======

PROVISION AND RESERVE FOR LOAN LOSSES

During the three-month period ended March 31, 2003 the Bank had net charge-offs against the allowance for loan losses of $139,952 compared to $213,165 for the same period in 2002. This decrease was primarily due to one larger credit being charged off during the first quarter of 2002. The Bank added $200,000 to the allowance for loan losses for the current three-month period increasing the balance to $3.0 million at March 31, 2003. Management considers the current level of the allowance to be appropriate based on loan composition, the current level of delinquencies and other non-performing assets, overall economic conditions and other factors. Future increases to the allowance may be necessary, however, due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of adjustments to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

NONINTEREST INCOME

Noninterest income increased by 29.9% for the three-month period ended March 31, 2003, as compared to the same period a year ago. The change in noninterest income can be attributed to gain on sale of loans increasing over $1 million primarily as a result of the purchase of Lumina. The Bank has also started to sell a larger percentage of its fixed rate mortgage loan originations in the secondary market instead of through brokered arrangements. This change causes an increase in gain on sale of loans and a reduction to service charges and fees on loans. During the first quarter of 2002 the Bank sold a parking lot for $500,000, resulting in the gain on sale of real estate, and the gain of $116,766 on sale of securities was due to selling bonds and purchasing mortgage backed securities to give the Bank greater cash flow. No similar transactions occurred during the three months ended March 31, 2003.

NONINTEREST EXPENSE

For the three-month period ended March 31, 2003, noninterest expense increased 41.9% as compared to the same period last year. Compensation and related costs increased 58.4%. Higher personnel costs associated with the purchase of Lumina accounted for the majority of the increase. Also, in January 2003, the Company granted 117 shares of preferred stock in the REIT to officers, directors, and Bank employees with at least one month of service and certain other parties. Each individual that was granted the preferred stock received one share that had a $500 value, for an aggregate increase to compensation expense of $58,500. In addition, the increase was due to increases in costs of benefits, staffing levels and normal increases in salaries. Occupancy and equipment expense increased $129,721 primarily because of the Lumina purchase and an increase in depreciation expense due to upgrades in hardware and software systems purchased in 2002. The increase in advertising and other noninterest expenses of $50,052 and $68,505 respectively, was mainly due to the purchase of Lumina.

INCOME TAXES

The effective tax rate for the three-month periods ended March 31, 2003 and 2002, was 30.9% and 35.1% respectively. The decrease resulted from the formation of Holdings and the REIT in December 2002.

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

ITEM 3 - MARKET RISK

The Company's primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest earning assets and interest bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company's interest earning assets or the cost of its interest bearing liabilities, thus directly impacting the Company's overall earnings. The Company's management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company's asset/liability policy. This policy sets forth management's strategy for matching the risk characteristics of the Company's interest earning assets and liabilities so as to mitigate the effect of changes in the rate environment. The Company's market risk profile has not changed significantly since December 31, 2002.

ITEM 4 - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14(c) under the Exchange Act) as of a date within 90 days of the date of filing of this Form 10-Q. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective.

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

           None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 99 -  CERTIFICATE  PURSUANT  TO 18 U.S.C.  SECTION 1350, AS
                        ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated January 28, 2003 to report fiscal year 2002 earnings, a Current Report on Form 8-K dated March 31, 2003 to report a change in auditor and a Current Report on Form 8-K/A dated March 31, 2003 to amend the Form 8-K reporting the change in auditor.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated May 14, 2003                 Cooperative Bankshares, Inc.



                                   /s/ Frederick Willetts, III
                                   ---------------------------------------------
                                   Frederick Willetts, III
                                   President/Chief Executive Officer

Dated: May 14, 2003                /s/ Todd L. Sammons
                                   ---------------------------------------------
                                   Todd L. Sammons
                                   Senior Vice President/Chief Financial Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons fulfilling the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003


                                      /s/ Frederick Willetts, III
                                      --------------------------------------
                                      Frederick Willetts, III
                                      President and Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons fulfilling the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

                               /s/ Todd L. Sammons
                               -------------------------------------------------
                               Todd L. Sammons
                               Senior Vice President and Chief Financial Officer