Form 10-Q
period 2003-06-30
COOPERATIVE BANKSHARES INC
filed 2003-08-12
CIK 923529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                            -------------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                 June 30, 2003
                                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

                         Commission File Number: 0-24626

                          COOPERATIVE BANKSHARES, INC.
              -----------------------------------------------------
              Exact name of registrant as specified in its charter)


          North Carolina                                           56-1886527
--------------------------------                                   ----------
 (State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

201 Market Street, Wilmington, North Carolina                           28401
---------------------------------------------                           -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:              (910) 343-0181
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

                                                [ ]  Yes       [X]  No


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,847,947 shares at July 30, 2003
      ---------------------------------

                                TABLE OF CONTENTS


                                                                            Page

Part I            Financial Information

     Item 1       Financial Statements

                  Consolidated Statements of Financial Condition,
                  June 30, 2003 and December 31, 2002                          3

                  Consolidated Statements of Operations, for the three
                  and six months ended June 30, 2003 and 2002                  4

                  Consolidated Statement of Stockholders' Equity, for the
                  six months ended June 30, 2003                               5

                  Consolidated Statements of Cash Flows, for the
                  six months ended June 30, 2003 and 2002                    6-7

                  Notes to Consolidated Financial Statements                8-10

     Item 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      10-19

     Item 3       Market Risk                                                 19

     Item 4       Controls and Procedures                                     19

Part II           Other Information

     Item 1       Legal Proceedings                                           20

     Item 2       Changes in Securities and Use of Proceeds                   20

     Item 3       Defaults Upon Senior Securities                             20

     Item 4       Submission of Matters to a Vote of Security Holders         20

     Item 5       Other Information                                           20

     Item 6       Exhibits and Reports on Form 8-K                            20

                  Signatures                                                  21

                  Exhibit 31.1                                                22

                  Exhibit 31.2                                                23

                  Exhibit 32                                                  24

        PART 1-FINANCIAL INFORMATION-FINANCIAL STATEMENTS
           COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    JUNE 30, 2003   December 31, 2002*
                                                                    -------------   ------------------
                                                                       (UNAUDITED)
                              ASSETS
  Cash and due from banks, noninterest-bearing                       $ 21,179,075         $ 11,858,603
  Interest-bearing deposits in other banks                              6,858,501                   --
                                                                     ------------         ------------
    Total cash and cash equivalents                                    28,037,576           11,858,603
  Securities:
    Available for sale (amortized cost of $34,986,714 in June 2003
     and $41,033,409 in December 2002)                                 35,741,698           42,075,212
    Held to maturity (estimated market value of $6,779,302 in June
     2003 and $8,009,087 in December 2002)                              6,723,586            7,859,955
  FHLB stock                                                            4,004,600            4,054,700
  Loans held for sale                                                  27,502,596           25,659,935
  Loans                                                               397,656,444          393,812,940
   Less allowance for loan losses                                       3,110,698            2,936,795
                                                                     ------------         ------------
    Net loans                                                         394,545,746          390,876,145
  Other real estate owned                                                 898,800              619,163
  Accrued interest receivable                                           2,119,579            2,239,826
  Premises and equipment, net                                           8,319,300            7,019,219
  Other assets                                                         14,109,088           11,946,819
                                                                     ------------         ------------
          Total assets                                               $522,002,569         $504,209,577
                                                                     ============         ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits                                                           $373,627,531         $357,254,096
  Short-term borrowings                                                60,956,824           61,585,827
  Escrow deposits                                                         403,855              223,604
  Accrued interest payable                                                248,681              284,568
  Accrued expenses and other liabilities                                2,653,813            3,320,629
  Long-term obligations                                                43,090,214           43,092,592
                                                                     ------------         ------------
       Total liabilities                                              480,980,918          465,761,316
                                                                     ------------         ------------

Stockholders' equity:
  Preferred stock, $1 par value, 3,000,000 shares authorized,
    no shares issued and outstanding                                           --                   --
  Common stock, $1 par value, 7,000,000 shares authorized,
    2,847,947 and 2,835,947 shares issued and outstanding               2,847,947            2,835,947
  Additional paid-in capital                                            2,613,152            2,440,645
  Accumulated other comprehensive income                                  498,289              635,500
  Retained earnings                                                    35,062,263           32,536,169
                                                                     ------------         ------------
       Total stockholders' equity                                      41,021,651           38,448,261
                                                                     ------------         ------------
          Total liabilities and stockholders' equity                 $522,002,569         $504,209,577
                                                                     ============         ============

Book value per common share                                          $      14.40         $      13.56
                                                                     ============         ============

*Derived from audited consolidated financial statements. The accompanying notes are an integral part of the consolidated financial statements.

                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                      JUNE 30,                    JUNE 30,
                                                                 2003          2002          2003          2002
                                                             -----------   -----------   -----------   -----------
INTEREST INCOME:
  Loans                                                      $ 6,534,851   $ 6,653,357   $13,060,444   $13,248,903
  Securities                                                     528,897       673,851     1,131,988     1,369,739
  Other                                                           14,185        11,625        23,991        23,918
  Dividends on FHLB stock                                         37,849        54,384        83,424       113,292
                                                             -----------   -----------   -----------   -----------
       Total interest income                                   7,115,782     7,393,217    14,299,847    14,755,852
                                                             -----------   -----------   -----------   -----------

INTEREST EXPENSE:
  Deposits                                                     1,904,065     2,610,028     3,942,326     5,455,370
  Borrowed funds                                                 889,958       892,076     1,781,900     1,804,729
                                                             -----------   -----------   -----------   -----------
       Total interest expense                                  2,794,023     3,502,104     5,724,226     7,260,099
                                                             -----------   -----------   -----------   -----------

NET INTEREST INCOME                                            4,321,759     3,891,113     8,575,621     7,495,753
Provision for loan losses                                        180,000       120,000       380,000       400,000
                                                             -----------   -----------   -----------   -----------
       Net interest income after provision for loan losses     4,141,759     3,771,113     8,195,621     7,095,753
                                                             -----------   -----------   -----------   -----------

NONINTEREST INCOME:
   Gain on sale of loans                                       1,232,322        79,388     2,259,078        97,668
   Net gain on sale of securities                                     --        18,417            --       135,182
   Service charges and fees on loans                             114,886       136,374       253,217       337,756
   Deposit-related fees                                          376,644       262,693       633,515       510,929
   Gain on sale of real estate                                        --            --            --       464,977
   Bank-owned life insurance earnings                             89,910        99,837       186,984       199,674
   Other income, net                                              41,879        42,858        94,004       102,974
                                                             -----------   -----------   -----------   -----------
       Total noninterest income                                1,855,641       639,567     3,426,798     1,849,160
                                                             -----------   -----------   -----------   -----------

NONINTEREST EXPENSE:
   Compensation and fringe benefits                            2,485,805     1,570,690     4,760,062     3,006,544
   Occupancy and equipment                                       660,138       549,184     1,307,569     1,067,395
   Professional and examination fees                             112,461        99,044       213,708       229,624
   Advertising                                                   145,541        66,317       266,097       136,820
   Real estate owned                                              15,651         3,985        33,541        10,527
   Other                                                         460,138       357,980       917,024       746,361
                                                             -----------   -----------   -----------   -----------
     Total noninterest expenses                                3,879,734     2,647,200     7,498,001     5,197,271
                                                             -----------   -----------   -----------   -----------

Income before income taxes                                     2,117,666     1,763,480     4,124,418     3,747,642
Income tax expense                                               694,427       632,318     1,313,529     1,327,978
                                                             -----------   -----------   -----------   -----------

NET INCOME                                                   $ 1,423,239   $ 1,131,162   $ 2,810,889   $ 2,419,664
                                                             ===========   ===========   ===========   ===========

NET INCOME PER SHARE:
   Basic                                                     $     0.50    $      0.40   $     0.99    $     0.85
                                                             ===========   ===========   ===========   ===========
   Diluted                                                   $     0.49    $      0.40   $     0.97    $     0.85
                                                             ===========   ===========   ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                       2,847,947     2,835,508     2,846,313     2,835,478
                                                             ===========   ===========   ===========   ===========
   Diluted                                                     2,895,190     2,861,143     2,891,285     2,853,202
                                                             ===========   ===========   ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                       ACCUMULATED
                                                         ADDITIONAL       OTHER                           TOTAL
                                            COMMON        PAID-IN      COMPREHENSIVE     RETAINED       STOCKHOLDERS'
                                            STOCK         CAPITAL        INCOME          EARNINGS         EQUITY
                                         ------------   ------------   ------------    ------------    ------------
Balance, December 31, 2002               $  2,835,947   $  2,440,645   $    635,500    $ 32,536,169    $ 38,448,261
  Exercise of stock options                    12,000        158,500             --              --         170,500
  Tax benefit of stock option exercise             --         14,007             --              --          14,007
  Other comprehensive
   loss, net of taxes                              --             --       (137,211)             --        (137,211)
  Net income                                       --             --             --       2,810,889       2,810,889
  Cash dividends ($.10 per share)                  --             --             --        (284,795)       (284,795)
                                         ------------   ------------   ------------    ------------    ------------
Balance, June 30, 2003                   $  2,847,947   $  2,613,152   $    498,289    $ 35,062,263    $ 41,021,651
                                         ============   ============   ============    ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

            COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                    2003              2002
                                                                -------------    -------------
OPERATING ACTIVITIES:
  Net income                                                    $   2,810,889    $   2,419,664
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Net accretion, amortization, and depreciation                   648,648          464,730
      Net gain on sale of securities                                       --         (135,182)
      Net gain on sale of loans                                    (2,259,078)         (97,668)
      Provision for deferred income taxes                            (151,752)         107,938
      Gain on sale of premises and equipment                               --         (464,977)
      Gain on sales of foreclosed real estate                           3,711               --
      Valuation losses on foreclosed real estate                      116,543          108,446
      Provision for loan losses                                       380,000          400,000
      Proceeds from sale of loans held for sale                   136,366,033        5,826,611
      Loan originations held for sale                            (136,047,055)     (12,286,447)
      Changes in assets and liabilities:
        Accrued interest receivable                                   120,247          248,450
        Prepaid expenses and other assets                          (1,060,909)        (311,859)
        Accrued interest payable                                      (35,887)           3,052
        Accrued expenses and other liabilities                     (1,466,816)         184,102
                                                                -------------    -------------
          Net cash provided (used) by operating activities           (575,426)      (3,533,140)
                                                                -------------    -------------

INVESTING ACTIVITIES:
  Purchases of securities available for sale                         (800,000)     (21,882,903)
  Purchase of Lumina Mortgage Company                                      --         (772,610)
  Proceeds from sale of securities available for sale                      --       19,058,014
  Proceeds from maturity of securities available for sale             850,100               --
  Repayments of mortgage-backed securities available for sale       5,926,289        2,131,132
  Repayments of mortgage-backed securities held to maturity         1,052,741          304,379
  Loan originations, net of principal repayments                   (4,431,624)     (12,450,903)
  Proceeds from disposals of foreclosed real estate                    87,807          101,908
  Additions to other real estate owned                                 (8,236)         (96,455)
  Purchases of premises and equipment                              (1,746,387)        (466,744)
  Proceeds from sale of premises and equipment                          1,691          499,070
                                                                -------------    -------------
          Net cash used in investing activities                       932,381      (13,575,112)
                                                                -------------    -------------
FINANCING ACTIVITIES:
  Net increase in deposits                                         16,373,435       20,705,686
  Net change in short-term borrowings                                (629,003)      (2,166,409)
  Repayments on long-term obligations                                  (2,378)          (2,251)
  Proceeds from issuance of common stock                              184,508            5,424
  Dividends  paid                                                    (284,795)        (283,544)
  Net change in escrow deposits                                       180,251          427,323
                                                                -------------    -------------
          Net cash provided by financing activities                15,822,018       18,686,229
                                                                -------------    -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   16,178,973        1,577,977
CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                              11,858,603       12,295,578
                                                                -------------    -------------
  END OF PERIOD                                                 $  28,037,576    $  13,873,555
                                                                =============    =============

(Continued)

                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                 2003           2002
                                                             ------------    ------------
Cash paid for:
  Interest                                                   $  5,760,113    $  7,257,047
  Income taxes                                                  1,537,652       1,192,763

Summary of noncash investing and financing activities:
  Transfer from loans to foreclosed real estate                   479,462         637,668
  Unrealized gain (loss) on securities available for sale,
     net of taxes                                                (137,211)         15,790
  Reclassifications between long-term obligations
     and short-term borrowings                                 10,000,000      10,000,000

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Accounting  Policies:  The  significant  accounting  policies  followed  by
     --------------------
     Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 2002 (the "Annual Report"). The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2.   Basis of Presentation:  The accompanying  unaudited  consolidated financial
     ---------------------
     statements include the accounts of Cooperative Bankshares, Inc., Cooperative Bank (the "Bank") and its wholly owned subsidiaries, Lumina Mortgage Company, Inc. ("Lumina") and CS&L Holdings, Inc. ("Holdings"), and Holdings' majority owned subsidiary, CS&L Real Estate Trust, Inc. (the "REIT"). All significant intercompany items have been eliminated. Certain items for prior periods have been reclassified to conform to the current period presentation. These reclassifications have no effect on the net income or stockholders' equity as previously reported.

3.   Earnings Per Share: Earnings per share (EPS) are calculated by dividing net
     ------------------
     income by the weighted average number of common shares  outstanding  (basic
     EPS) and the sum of the weighted average number of common shares outstanding and potential common stock (diluted EPS). Potential common stock consists of stock options issued and outstanding. In determining the number of shares of potential common stock, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise. The following table provides a reconciliation of income available to common stockholders and the average number of shares outstanding for the periods below:

                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JUNE 30,                 JUNE 30,
                                           2003       2002          2003         2002
                                       -----------------------   -----------------------
Net income (numerator)                 $1,423,239   $1,131,162   $2,810,889   $2,419,664


Shares for basic EPS (denominator)      2,847,947    2,835,508    2,846,313    2,835,478
Dilutive effect of stock options           47,243       25,635       44,972       17,724
                                       -------------------------------------------------
Shares for diluted EPS (denominator)    2,895,190    2,861,143    2,891,285    2,853,202
                                       =================================================

For the six months ended June 30, 2003 and 2002, there were 4,204 and 14,204 options outstanding respectively that were antidilutive since the exercise price exceeds the average market price. The options have been omitted from the calculation of the dilutive effect of stock options.

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

                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                       JUNE 30,                        JUNE 30,
                                                                  2003           2002           2003             2002
                                                               -----------    -----------    -----------    -----------
Net income                                                     $ 1,423,239    $ 1,131,162    $ 2,810,889    $ 2,419,664
Other comprehensive income
    Reclassification to realized gains                                  --        (18,417)            --       (135,182)
   Unrealized gain (losses) on available for sale securities      (114,400)     1,064,830       (286,820)       161,067

Income tax (expense) benefit                                        38,896       (408,101)       149,609        (10,095)
                                                               -----------    -----------    -----------    -----------
Other comprehensive income (loss)                                  (75,504)       638,312       (137,211)        15,790
                                                               -----------    -----------    -----------    -----------
Comprehensive income                                           $ 1,347,735    $ 1,769,474    $ 2,673,678    $ 2,435,454
                                                               ===========    ===========    ===========    ===========


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


                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     JUNE 30,                    JUNE 30,
                                           --------------------------   ----------------------------
                                               2003          2002           2003            2002
                                           ------------   -----------   ------------   -------------
Net income, as reported                    $  1,423,239   $ 1,131,162   $  2,810,889   $   2,419,664
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of related tax effects                --            --             --         (60,543)
                                           ------------   -----------   ------------   -------------
Pro forma net income                       $  1,423,239   $ 1,131,162   $  2,810,889   $   2,359,121
                                           ============   ===========   ============   =============

Earnings per share:
   Basic-as reported
                                           $       0.50   $      0.40   $       0.99   $        0.85
                                           ============   ===========   ============   =============
   Basic-pro forma                         $       0.50   $      0.40   $       0.99   $        0.83
                                           ============   ===========   ============   =============
   Diluted-as reported                     $       0.49   $      0.40   $       0.97   $        0.85
                                           ============   ===========   ============   =============
   Diluted-pro forma                       $       0.49   $      0.40   $       0.97   $        0.83
                                           ============   ===========   ============   =============

6.   Acquisition:  On May 31, 2002,  the Bank acquired the  operating  assets of
     -----------
     Wilmington-based Lumina Mortgage Company. The purchase price was $740,000 in cash with two future contingent payments based on loan origination volume and meeting certain profitability goals of Lumina. The agreement was subsequently amended to change the contingent payments into two payments of $400,000 each payable on July 31, 2003 and 2004. These payments are considered additional purchase price and accordingly, goodwill related to this acquisition was increased by $800,000.

7.   New Accounting Pronouncements: On January 1, 2003, the Company adopted SFAS
     -----------------------------
     No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

     In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest equity created before February 1, 2003, the interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation did not have a material effect on the Company's consolidated financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Cooperative Bankshares, Inc. (the "Company") is a registered bank holding company incorporated in North Carolina in 1994. The Company is the parent company of Cooperative Bank (the "Bank"); a North Carolina chartered commercial bank. Cooperative Bank, headquartered in Wilmington, North Carolina, was chartered in 1898. The Bank provides financial services through 19 financial centers in Eastern North Carolina. One of the Bank's subsidiaries, Lumina Mortgage Company, Inc. ("Lumina") is a mortgage banking firm originating and selling residential mortgage loans through offices in Wilmington, North Carolina; North Myrtle Beach, South Carolina; and Virginia Beach, Virginia. The Bank's other subsidiary, CS&L Holdings, Inc. ("Holdings"), is a holding company for CS&L Real Estate Trust, Inc. (the "REIT"), which is a real estate investment trust.

Through its financial centers, the Bank provides a wide range of banking products, including interest-bearing and non-interest-bearing checking accounts, certificates of deposit and individual retirement accounts, which are insured up to the applicable limits of the Federal Deposit Insurance Corporation ("FDIC"). It offers an array of loan products: overdraft protection, commercial, consumer, agricultural, real estate, residential mortgage and home equity loans. Also offered are safe deposit boxes, ATMs and Access24 Phone Banking. The bank began offering online banking and bill payment on July 1, 2003. In addition, the Bank offers discount brokerage services, annuity sales and mutual funds through a third party arrangement with UVEST Investment Services. Lumina delivers a wide range of mortgage loan products to its market area.

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

MANAGEMENT STRATEGY

Cooperative Bank's lending activities have traditionally concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. In recent years however, the Bank has emphasized origination of nonresidential real estate loans and secured and unsecured consumer and business loans. As of June 30, 2003, approximately $268 million, or 68%, of the Bank's loan portfolio, which excludes loans held for sale, consisted of loans secured by residential properties. This compared to approximately $268 million, or 69% at December 31, 2002. The Bank originates adjustable rate and fixed rate loans. As of June 30, 2003, adjustable rate and fixed rate loans totaled approximately 65.9% and 34.1%, respectively, of the Bank's total loan portfolio.

The Bank has chosen to sell a larger percentage of its fixed rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to reinvest these funds in commercial loans, while increasing fee income. This is part of the continuing effort to restructure the balance sheet and operations to be more reflective of a commercial bank.

The Bank opened additional branches in Wilmington, North Carolina on May 12, 2003 and Morehead City, North Carolina on July 1, 2003.

INTEREST RATE SENSITIVITY ANALYSIS

Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be analyzed using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when the amount of interest rate sensitive assets exceed the amount of interest rate sensitive liabilities. Gap is considered negative when the amount of interest rate sensitive liabilities exceed the amount of interest rate sensitive assets. At June 30, 2003, Cooperative had a one-year positive gap position of 1.8%. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in using a static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, a part of the Company's adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings, and money market deposit accounts. Experience has shown that the Company sees relatively modest repricing of these transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Bank enters into agreements that obligate it to make future payments under contracts, such as debt and lease agreements. In addition, the Bank commits to lend funds in the future such as credit lines and loan commitments. Below is a table of such contractual obligations and commitments at June 30, 2003 (in thousands).

                                                       Payments Due by Period
                                     --------------------------------------------------------------
                                                      Less
                                                      than 1        1-3         4-5        Over 5
            Contractual Obligations      Total         year        years       years       years
                                     --------------------------------------------------------------
Borrowed Funds                       $  104,047   $   60,957   $   10,000   $   10,000   $   23,090
Lease Obligations                         2,885          305          410          253        1,917
Lumina Mortgage Company Purchase        800,000      400,000      400,000           --           --
Deposits                                373,628      325,302       47,644          182          500

                                     --------------------------------------------------------------
Total Contractual Cash Obligations   $1,280,560   $  786,564   $  458,054   $   10,435   $   25,507
                                     ==============================================================

                                                       Amount of Commitment Expiration
                                                                  Per Period
                                               -----------------------------------------------
                                                 Total    Less
                                                Amounts   than 1     1-3       4-5      Over 5
               Other Commitments               Committed   year     years     years     years
                                               -----------------------------------------------
Undisbursed portion of home equity
   collateralized primarily by junior liens
   on 1-4 family properties                    $15,175   $ 1,205   $   798   $   576   $12,596
Other commitments and credit lines              13,605     4,383     6,331        71     2,820
Undisbursed portion of construction loans       31,318    31,318        --        --        --
Available for sale mortgage loan commitments     6,430     6,430        --        --        --
Fixed-rate mortgage loan commitments             2,535     2,535        --        --        --
Adjustable-rate mortgage loan
   commitments                                   3,335     3,335        --        --        --

                                               -----------------------------------------------
Total Commitments                              $72,398   $49,206   $ 7,129   $   647   $15,416
                                               ===============================================

LIQUIDITY

The Company's goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses, and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, deposits, income from operations and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta ("FHLB") in an amount of up to 25% of the Bank's total assets. At June 30, 2003, the Bank's borrowed funds from the FHLB equaled 16.0% of its total assets. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition.

At June 30, 2003, the estimated market value of liquid assets (cash, cash equivalents, marketable securities and loans held for sale) was approximately $98.1 million, which represents 20.5% of deposits and borrowed funds as compared to $87.6 million or 19.0% of deposits and borrowed funds at December 31, 2002. The increase in liquid assets was primarily due to an increase in cash and cash equivalents.

The Company's primary uses of liquidity are to fund loans and to make investments. At June 30, 2003, outstanding off-balance sheet commitments to extend credit totaled $41.1 million, and the undisbursed portion of construction loans was $31.3 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL

Stockholders' equity at June 30, 2003, was $41.0 million, up 6.7% from $38.4 million at December 31, 2002. Stockholders' equity at June 30, 2003, includes an unrealized gain net of tax, of $498,289 as compared to an unrealized gain net of tax at December 31, 2002, of $635,500 on securities available for sale marked to estimated fair market value.

Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At June 30, 2003, the Bank's ratio of Tier I capital was 7.76%. The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of allowance for loan losses. At June 30, 2003, the Bank had a ratio of qualifying total capital to risk-weighted assets of 11.22%.

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

On June 18, 2003, the Company's Board of Directors approved a quarterly cash dividend of $.05 per share. The dividend was paid on July 16, 2003 to stockholders of record as of July 1, 2003. This brings the total dividend for the year to $.10 per share. Any future payment of dividends is dependent on the financial condition and capital needs of the Company, requirements of regulatory agencies, and economic conditions in the marketplace.

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

FINANCIAL CONDITION AT JUNE 30, 2003, COMPARED TO DECEMBER 31, 2002

The Company's total assets increased 3.5% to $522.0 million at June 30, 2003, as compared to $504.2 million at December 31, 2002. The major change in the assets is an increase of $16.2 million (136.4%) in cash and cash equivalents, which was caused by an increase in deposits of $16.4 million (4.6%). The increase in deposits was mainly in the six and fifteen month certificates, due to the customers' desire to stay short term in the current rate environment, and non-interest-bearing checking accounts due to the emphasis of the Bank on obtaining business accounts. The Bank also attracted an additional $7.9 million in internet deposits because the rates were competitive with the Bank's local markets. Internet deposits are usually obtained from other financial institutions with terms primarily of one or two years. The decrease in available for sale securities of $6.3 million (15.1%) enabled the Bank to fund an increase in loans of $3.8 million (1.0%) and loans held for sale of $1.8 million (7.2%) as well as repay $1.0 million of borrowed funds from the FHLB. Borrowed funds, collateralized through an agreement with the FHLB for advances, are secured by the Bank's investment in FHLB stock and qualifying first mortgage loans. Securities available for sale decreased during the first six months of 2003 due to payments of mortgage backed securities. The increase of $1.3 million in premises and equipment, during this same period, is primarily due to the building of two new branches. Other assets increased $2.2 million (18.1%) due to an increase of $1.2 million being held by attorneys to fund loan closings and an increase of $800,000 in goodwill. The increase of funds held by attorneys was the result of a backlog of loan closings created by high demand. The additional goodwill was created by amending the purchase agreement of Lumina Mortgage Company from two contingent payments into two payments of $400,000 each payable on July 31, 2003 and 2004.

The Company's non-performing assets (loans 90 days or more delinquent and foreclosed real estate) were $1.5 million, or .29% of assets, at June 30, 2003, compared to $1.2 million, or 0.24% of assets, at December 31, 2002. Foreclosed real estate increased to $898,800 at June 30, 2003, from $619,163 at December 31, 2002, but only 3 properties make up this balance. The Company assumes an aggressive position in collecting delinquent loans and disposing of foreclosed assets to minimize balances of non-performing assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. For further information see "Comparison of Operating Results - Provision and Allowance for Loan Losses".

COMPARISON OF OPERATING RESULTS

OVERVIEW

The net income of the Company depends primarily upon net interest income. Net interest income is the difference between the interest earned on loans, the securities portfolio and interest-earning deposits and the cost of funds, consisting principally of the interest paid on deposits and borrowings. The Company's operations are materially affected by general economic conditions, the monetary and fiscal policies of the Federal government, and the policies of regulatory authorities. Yields and costs have declined because of the actions the Federal Reserve has taken since 2001 to reduce interest rates in hopes of spurring the economy.

NET INCOME

Net income for the three and six-month periods ended June 30, 2003, increased 25.8% to $1.4 million and 16.2% to $2.8 million respectively, as compared to the same periods last year. The increase in net income for the six-month period ended June 30, 2003 can be attributed to increases in net interest income of $1.1 million and non-interest income of $1.6 million. These changes were partially offset by an increase in non-interest expense of $2.3 million during the same period.

INTEREST INCOME

For the three-month period ended June 30, 2003, interest income decreased 3.8% as compared to the same period a year ago. The average balance of interest-earning assets increased 9.7% but the average yield decreased 84 basis points as compared to the same period a year ago. Interest income decreased 3.1% for the six-month period ended June 30, 2003, as compared to the same period a year ago. The decrease in interest income can be attributed to the yield on average interest-earning assets decreasing to 6.00% as compared to 6.82% for the same period a year ago. The average balance of interest-earning assets increased 10.0% for the six month period ended June 30, 2003, as compared to the same period a year ago. The increase in the average balance of interest-earning assets had a positive effect on interest income while the reduction in yield had a negative impact on interest income.

INTEREST EXPENSE

Interest expense decreased 20.2% for the three-month period ended June 30, 2003, as compared to the same period a year ago. This decrease was due to the average cost of interest-bearing liabilities decreasing 88 basis points as compared to the same period a year ago. In the six-month period ended June 30, 2003, interest expense decreased 21.2% as compared to the same period a year ago. The average balance of interest-bearing liabilities increased 7.8% as compared to the same period a year ago. The cost of interest-bearing liabilities decreased to 2.61% as compared to 3.57% for the same period last year.

NET INTEREST INCOME

Net interest income for the three and six-month periods ended June 30, 2003, as compared to the same period a year ago, increased 11.1% and 14.4% respectively. The increase was due to interest-earning assets increasing faster than interest-bearing liabilities. In addition, there was a larger decrease in the cost of liabilities versus the yield on assets, which can be attributed to the fact that deposits continue to reprice at lower yields caused by the Federal Reserve's previous rate reductions and the increased use of low cost borrowings due to the Lumina purchase. See "Average Yield/Cost Analysis" table for further information on interest income and interest expense.

                           AVERAGE YIELD/COST ANALYSIS

The following tables contain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. The average loan portfolio balances include nonaccrual loans.

                                                                          For the three months ended
                                                              JUNE 30, 2003                             JUNE 30, 2002
                                                  -----------------------------------       ---------------------------------
(DOLLARS IN THOUSANDS)                                                       Average                                 Average
                                                   Average                   Yield/         Average                   Yield/
                                                   Balance       Interest     Cost          Balance       Interest    Cost
                                                  --------       -------     ------         --------      -------     ------
Interest-earning assets:
   Interest-bearing deposits in other banks       $  4,983       $    14      1.12%         $  2,604      $    12      1.84%
   Securities:
      Available for sale                            37,715           436      4.62%           41,171          559      5.43%
      Held to maturity                               7,254            93      5.13%            7,216          115      6.37%
   FHLB stock                                        3,798            38      4.00%            4,155           54      5.20%
   Loan portfolio                                  424,247         6,535      6.16%          380,417        6,653      7.00%
                                                  --------       -------                    --------      -------
    Total interest-earning assets                  477,997         7,116      5.95%          435,563        7,393      6.79%

Non-interest earning assets                         27,861                                    27,238
                                                  --------                                  --------
Total assets                                      $505,858                                  $462,801
                                                  ========                                  ========


Interest-bearing liabilities:
   Deposits                                        348,301         1,904      2.19%          336,202        2,610      3.11%
   Borrowed funds                                   90,803           890      3.92%           72,460          892      4.92%
                                                  --------       -------                    --------      -------
    Total interest-bearing liabilities             439,104       $ 2,794      2.55%          408,662      $ 3,502      3.43%
                                                                 -------                                  -------

Non-interest bearing liabilities                    26,059                                    19,098
                                                  --------                                  --------

    Total liabilities                              465,163                                   427,760
    Stockholders' equity                            40,695                                    35,041
                                                  --------                                  --------
Total liabilities and stockholders' equity        $505,858                                  $462,801
                                                  ========                                  ========

Net interest income                                              $ 4,322                                  $ 3,891
                                                                 =======                                  =======

Interest rate spread                                                          3.40%                                    3.36%
                                                                             =====                                    =====

Net yield on interest-earning assets                                          3.62%                                    3.57%

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                               108.9%                                   106.6%
                                                                             =====                                    =====

                                                                          For the six months ended
                                                          JUNE 30, 2003                               JUNE 30, 2002
                                           ---------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                     Average                                 Average
                                                  Average                   Yield/         Average                  Yield/
                                                  Balance       Interest     Cost          Balance       Interest    Cost
                                                  --------      -------    -------         --------      -------    -------
Interest-earning assets:
   Interest-bearing deposits in other banks       $  4,269      $    24       1.12%        $  2,707       $    24     1.77%
   Securities:
      Available for sale                            39,027          929       4.76%          42,285         1,166     5.51%
      Held to maturity                               7,519          202       5.37%           6,108           204     6.68%
   FHLB stock                                        3,961           84       4.24%           4,155           113     5.44%
   Loan portfolio                                  421,553       13,061       6.20%         377,682        13,249     7.02%
                                                  --------      -------                    --------       -------
    Total interest-earning assets                  476,329       14,300       6.00%         432,937        14,756     6.82%

Non-interest earning assets                         27,063                                   26,709
                                                  --------                                 --------
Total assets                                      $503,392                                 $459,646
                                                  ========                                 ========

Interest-bearing liabilities:
   Deposits                                        346,573        3,942       2.27%         331,507         5,454     3.29%
   Borrowed funds                                   92,138        1,782       3.87%          75,443         1,806     4.79%
                                                  --------      -------                    --------       -------
    Total interest-bearing liabilities             438,711      $ 5,724       2.61%         406,950       $ 7,260     3.57%
                                                                -------                                   -------

Non-interest bearing liabilities                    24,915                                   17,979
                                                  --------                                 --------

    Total liabilities                              463,626                                  424,929
    Stockholders' equity                            39,766                                   34,717
                                                  --------                                 --------
Total liabilities and stockholders' equity        $503,392                                 $459,646
                                                  ========                                 ========


Net interest income                                             $ 8,576                                   $ 7,496
                                                                =======                                   =======

Interest rate spread                                                          3.39%                                   2.50%
                                                                              ====                                    ====

Net yield on interest-earning assets                                          3.60%                                   3.46%

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                               108.6%                                  106.4%
                                                                             =====                                   =====

PROVISION AND ALLOWANCE FOR LOAN LOSSES

During the six-month period ended June 30, 2003 the Bank had net charge-offs against the allowance for loan losses of $206,097 compared to $330,945 for the same period in 2002. This decrease was primarily due to one larger credit being charged off during the first quarter of 2002. The Bank added $380,000 to the allowance for loan losses for the current six-month period increasing the balance to $3.1 million at June 30, 2003. Management considers the current level of the allowance to be appropriate based on loan composition, the current level of delinquencies and other non-performing assets, overall economic conditions and other factors. Future increases to the allowance may be necessary, however, due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of adjustments to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

NONINTEREST INCOME

Noninterest income increased by 85.3% for the six-month period ended June 30, 2003, as compared to the same period a year ago. The change in noninterest income can be attributed to gain on sale of loans increasing over $2.2 million primarily as a result of the purchase of Lumina. The Bank has also started to sell a larger percentage of its fixed rate mortgage loan originations in the secondary market instead of through brokered arrangements. This change causes an increase in gain on sale of loans and a reduction to service charges and fees on loans. Deposit related fees increased 24.0% primarily due to a new service the Bank offered beginning in April 2003, for checking accounts with non-sufficient funds. During the first six months of 2002 the Bank sold a parking lot for $500,000, resulting in the gain on sale of real estate, and the gain of $135,182 on sale of securities was due to selling bonds and purchasing mortgage backed securities to give the Bank greater cash flow. No similar transactions occurred during the six months ended June 30, 2003.

In the three-month period ended June 30, 2003, noninterest income increased 190.1% as compared to the same period last year. The net gains on sale of loans and deposit-related fees increased $1.2 million and $113,951 respectively, for the three-month period ended June 30, 2003 as compared to the same period a year ago. The reasons for these increases are the same as stated above for the six month period.

NONINTEREST EXPENSE

For the six-month period ended June 30, 2003, noninterest expense increased 44.3% as compared to the same period last year. Compensation and related costs increased 58.3%. Higher personnel costs associated with the purchase of Lumina accounted for the majority of the increase. Also, in January 2003, the Company granted 117 shares of preferred stock in the REIT to officers, directors, and Bank employees with at least one month of service and certain other parties. Each individual that was granted the preferred stock received one share that had a $500 value, for an aggregate increase to compensation expense of $58,500. In addition, the increase was due to increases in costs of benefits, staffing levels including the staffing for two additional branches, and normal increases in salaries. Occupancy and equipment expense increased $240,174 primarily because of the Lumina purchase and an increase in depreciation expense due to the new branches and upgrades in hardware and software systems. The increase in advertising and other noninterest expenses of $129,277 and $170,663 respectively, was mainly due to the purchase of Lumina.

In the three-month period ended June 30, 2003, noninterest expense increased 46.6% as compared to the same period last year. This increase can be principally attributed to compensation and fringe benefits, occupancy and equipment expense, advertising and other expense increasing $915,115, $110,954, $79,224 and $102,158 respectively. The reasons for these changes are identical to the six month period ended June 30, 2003.

INCOME TAXES

The effective tax rate for the six-month periods ended June 30, 2003 and 2002, was 31.8% and 35.4% respectively. The effective tax rate for the three-month periods ended June 30, 2003 and 2002 was 32.8% and 35.9% respectively. The decreases resulted from the formation of Holdings and the REIT in December 2002.

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

ITEM 4 - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14(c) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarter ended June 30, 2003

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

           Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a)  Not applicable

      (b)  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      (a)  Not applicable

      (b)  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


           (1) Annual Meeting of Stockholders, April 25, 2003
                  (a) Election of Directors

                                         FOR                                 WITHHELD
                                NUMBER         PERCENTAGE            NUMBER          PERCENTAGE
                               OF VOTES         OF VOTES            OF VOTES          OF VOTES
Frederick Willetts, III      2,319,444.6         94.26              141,022.5              5.74
F. Peter Fensel, Jr.         2,451,109.6         99.62                9,357.5              0.38

ITEM 5.  OTHER INFORMATION

           None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 31.1 Section 302 Certification of the Chief Executive Officer

          Exhibit 31.2 Section 302 Certification of the Chief Financial Officer

          Exhibit 32 Certificate  Pursuant to 18 U.S.C. Section 1350, as Adopted
                     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K.

          The Company filed a current Report on Form 8-K dated April 24, 2003 to report first quarter earnings and a current report on Form 8-K dated July 24, 2003 to report second quarter earnings.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated August 12, 2003                         Cooperative Bankshares, Inc.

                                              /s/ Frederick Willetts, III
                                              ----------------------------------
                                              Frederick Willetts, III
                                              President/Chief Executive Officer

Dated: August 12, 2003                        /s/ Todd L. Sammons
                                              ----------------------------------
                                              Todd L. Sammons
                                              Senior Vice President/Chief
                                              Financial Officer