Form 10-Q
period 2003-09-30
COOPERATIVE BANKSHARES INC
filed 2003-11-12
CIK 923529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                            -------------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      September 30, 2003
                                    -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

                         Commission File Number: 0-24626
                                                 -------

                          COOPERATIVE BANKSHARES, INC.
                          ----------------------------
              Exact name of registrant as specified in its charter)


          North Carolina                                       56-1886527
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

201 Market Street, Wilmington, North Carolina                         28401
---------------------------------------------                       ----------
   (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:              (910) 343-0181
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

                                        [ ]     Yes     [X]     No


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,849,447 shares at October 31, 2003
      ------------------------------------

                                TABLE OF CONTENTS

                                                                            Page

Part I            Financial Information

     Item 1       Financial Statements

                  Consolidated Statements of Financial Condition,
                  September 30, 2003 and December 31, 2002                     3

                  Consolidated Statements of Operations, for the
                  three and nine months ended September 30, 2003 and 2002      4

                  Consolidated Statement of Stockholders' Equity, for
                  the nine months ended September 30, 2003                     5

                  Consolidated Statements of Cash Flows, for the nine
                  months ended September 30, 2003 and 2002                   6-7

                  Notes to Consolidated Financial Statements                8-10

     Item 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      10-19

     Item 3       Market Risk                                                 19

     Item 4       Controls and Procedures                                     19

Part II           Other Information

     Item 1       Legal Proceedings                                           20

     Item 2       Changes in Securities and Use of Proceeds                   20

     Item 3       Defaults Upon Senior Securities                             20

     Item 4       Submission of Matters to a Vote of Security Holders         20

     Item 5       Other Information                                           20

     Item 6       Exhibits and Reports on Form 8-K                            20

                  Signatures                                                  21

                  Exhibit 31.1                                                22

                  Exhibit 31.2                                                23

                  Exhibit 32                                                  24

                PART 1-FINANCIAL INFORMATION-FINANCIAL STATEMENTS
                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                          SEPTEMBER 30,   December 31,
                                                                              2003           2002*
                                                                          ------------   ------------
                                                                             (UNAUDITED)
                                ASSETS
  Cash and due from banks, noninterest-bearing                            $ 12,813,782   $ 11,858,603
  Interest-bearing deposits in other banks                                   4,203,387             --
                                                                          ------------   ------------
    Total cash and cash equivalents                                         17,017,169     11,858,603
  Securities:
    Available for sale (amortized cost of $43,960,375 in September 2003
     and $41,033,409 in December 2002)                                      44,570,080     42,075,212
    Held to maturity (estimated market value of $4,102,965 in September
     2003 and $8,009,087 in December 2002)                                   4,007,310      7,859,955
  FHLB stock                                                                 3,904,500      4,054,700
  Loans held for sale                                                       13,362,419     25,659,935
  Loans                                                                    392,081,725    393,812,940
  Less allowance for loan losses                                             3,283,963      2,936,795
                                                                          ------------   ------------
    Net loans                                                              388,797,762    390,876,145
  Other real estate owned                                                      519,320        619,163
  Accrued interest receivable                                                2,033,905      2,239,826
  Premises and equipment, net                                                8,492,068      7,019,219
  Goodwill                                                                   1,461,543        661,543
  Other assets                                                              12,221,071     11,285,276
                                                                          ------------   ------------
          Total assets                                                    $496,387,147   $504,209,577
                                                                          ============   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits                                                                $362,967,228   $357,254,096
  Short-term borrowings                                                     45,009,605     61,585,827
  Escrow deposits                                                              343,247        223,604
  Accrued interest payable                                                     228,854        284,568
  Accrued expenses and other liabilities                                     2,512,621      3,320,629
  Long-term obligations                                                     43,089,000     43,092,592
                                                                          ------------   ------------
       Total liabilities                                                   454,150,555    465,761,316
                                                                          ------------   ------------

Stockholders' equity:
  Preferred stock, $1 par value, 3,000,000 shares authorized,
    no shares issued and outstanding                                                --             --
  Common stock, $1 par value, 7,000,000 shares authorized,
    2,849,447 and 2,835,947 shares issued and outstanding                    2,849,447      2,835,947
  Additional paid-in capital                                                 2,634,542      2,440,645
  Accumulated other comprehensive income                                       402,405        635,500
  Retained earnings                                                         36,350,198     32,536,169
                                                                          ------------   ------------
       Total stockholders' equity                                           42,236,592     38,448,261
                                                                          ------------   ------------
          Total liabilities and stockholders' equity                      $496,387,147   $504,209,577
                                                                          ============   ============

Book value per common share                                               $      14.82   $      13.56
                                                                          ============   ============

*Derived from audited consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                 2003          2002           2003         2002
                                              -----------   -----------    -----------   -----------
INTEREST INCOME:
  Loans                                       $ 6,377,688   $ 6,682,082    $19,438,132   $19,930,985
  Securities                                      451,502       610,326      1,583,490     1,980,064
  Other                                            14,410        18,473         38,400        42,391
  Dividends on FHLB stock                          29,554        54,981        112,978       168,273
                                              -----------   -----------    -----------   -----------
       Total interest income                    6,873,154     7,365,862     21,173,000    22,121,713
                                              -----------   -----------    -----------   -----------

INTEREST EXPENSE:
  Deposits                                      1,756,670     2,462,594      5,698,997     7,918,261
  Borrowed funds                                  882,897       917,751      2,664,796     2,722,183
                                              -----------   -----------    -----------   -----------
       Total interest expense                   2,639,567     3,380,345      8,363,793    10,640,444
                                              -----------   -----------    -----------   -----------

NET INTEREST INCOME                             4,233,587     3,985,517     12,809,207    11,481,269
Provision for loan losses                         180,000       120,000        560,000       520,000
                                              -----------   -----------    -----------   -----------
       Net interest income after provision
        for loan losses                         4,053,587     3,865,517     12,249,207    10,961,269
                                              -----------   -----------    -----------   -----------

NONINTEREST INCOME:
   Gain on sale of loans                        1,230,255       704,043      3,489,333       765,385
   Net gain on sale of securities                      --            --             --       135,182
   Service charges and fees on loans              115,797       140,280        369,015       478,035
   Deposit-related fees                           354,046       259,586        987,561       770,515
   Gain on sale of real estate                         --            --             --       464,977
   Bank-owned life insurance earnings              91,506        85,658        278,490       285,332
   Other income, net                               52,940        84,664        146,944       187,639
                                              -----------   -----------    -----------   -----------
       Total noninterest income                 1,844,544     1,274,231      5,271,343     3,087,065
                                              -----------   -----------    -----------   -----------

NONINTEREST EXPENSE:
   Compensation and fringe benefits             2,341,495     2,083,599      7,101,557     5,053,817
   Occupancy and equipment                        690,012       619,565      1,997,581     1,686,959
   Professional and examination fees               38,058        63,438        251,766       293,062
   Advertising                                    169,590       103,043        435,687       239,863
   Real estate owned                               26,137        (1,267)        59,677         9,260
   Other                                          490,369       408,809      1,407,395     1,155,170
                                              -----------   -----------    -----------   -----------
     Total noninterest expenses                 3,755,661     3,277,187     11,253,663     8,438,131
                                              -----------   -----------    -----------   -----------

Income before income taxes                      2,142,470     1,862,561      6,266,887     5,610,203
Income tax expense                                712,063       642,682      2,025,591     1,970,660
                                              -----------   -----------    -----------   -----------

NET INCOME                                    $ 1,430,407   $ 1,219,879    $ 4,241,296   $ 3,639,543
                                              ===========   ===========    ===========   ===========

NET INCOME PER SHARE:
   Basic                                      $      0.50   $      0.43    $      1.49   $      1.28
                                              ===========   ===========    ===========   ===========
   Diluted                                    $      0.49   $      0.43    $      1.47   $      1.27
                                              ===========   ===========    ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                        2,848,197     2,835,947      2,846,941     2,835,634
                                              ===========   ===========    ===========   ===========
   Diluted                                      2,901,844     2,861,290      2,895,058     2,856,083
                                              ===========   ===========    ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                       ACCUMULATED
                                                         ADDITIONAL      OTHER                             TOTAL
                                            COMMON        PAID-IN     COMPREHENSIVE      RETAINED       STOCKHOLDERS'
                                            STOCK         CAPITAL        INCOME          EARNINGS         EQUITY
                                         ------------   ------------   ------------    ------------    ------------
Balance, December 31, 2002               $  2,835,947   $  2,440,645   $    635,500    $ 32,536,169    $ 38,448,261
  Exercise of stock options                    13,500        173,590             --              --         187,090
  Tax benefit of stock option exercise             --         20,307             --              --          20,307
  Other comprehensive
   loss, net of taxes                              --             --       (233,095)             --        (233,095)
  Net income                                       --             --             --       4,241,296       4,241,296
  Cash dividends ($.15 per share)                  --             --             --        (427,267)       (427,267)
                                         ------------   ------------   ------------    ------------    ------------
Balance, September 30, 2003              $  2,849,447   $  2,634,542   $    402,405    $ 36,350,198    $ 42,236,592
                                         ============   ============   ============    ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30
                                                                    2003            2002
                                                                -------------    -------------
OPERATING ACTIVITIES:
  Net income                                                    $   4,241,296    $   3,639,543
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Net accretion, amortization, and depreciation                 1,013,541          791,310
      Net gain on sale of securities                                       --         (135,182)
      Gain on sale of loans                                        (3,489,333)        (765,385)
      Deferred income taxes                                          (272,710)          49,499
      Gain on sale of premises and equipment                               --         (464,977)
      Loss (gain) on sales of foreclosed real estate                   24,527           (6,855)
      Valuation losses on foreclosed real estate                      116,543          108,446
      Provision for loan losses                                       560,000          520,000
      Proceeds from sale of loans                                 226,985,153       37,347,800
      Loan originations held for sale                            (211,332,970)     (54,867,693)
      Changes in assets and liabilities:
       Accrued interest receivable                                    205,921          321,744
       Other assets                                                  (464,081)        (328,818)
       Accrued interest payable                                       (55,714)        (149,509)
       Accrued expenses and other liabilities                      (1,187,701)       3,023,703
                                                                -------------    -------------
          Net cash provided (used) in operating activities         16,344,472      (10,916,374)
                                                                -------------    -------------

INVESTING ACTIVITIES:
  Purchases of securities available for sale                      (13,489,375)     (22,717,557)
  Purchases of securities held to maturity                         (2,981,944)      (4,165,348)
  Purchase of Lumina Mortgage Company                                (400,000)        (773,188)
  Proceeds from sale of securities available for sale               1,650,200       19,058,014
  Proceeds from maturity of securities available for sale                  --        4,802,669
  Proceeds from maturity of securities held to maturity             5,000,000               --
  Repayments of mortgage-backed securities available for sale       8,870,067               --
  Repayments of mortgage-backed securities held to maturity         1,679,191               --
  Loan originations, net of principal repayments                    1,245,586      (14,047,379)
  Proceeds from disposals of foreclosed real estate                   374,471          204,766
  Additions to other real estate owned                                 (8,236)        (101,455)
  Purchases of premises and equipment                              (2,140,341)      (1,217,422)
  Proceeds from sale of premises and equipment                          1,691          499,070
                                                                -------------    -------------
          Net cash used in investing activities                      (198,690)     (18,457,830)
                                                                -------------    -------------
FINANCING ACTIVITIES:
  Net increase in deposits                                          5,713,132       20,042,822
  Net change in short-term borrowings                             (16,576,222)      18,039,188
  Net change in long-term obligations                                  (3,592)      (5,003,400)
  Proceeds from issuance of common stock, net                         187,090            5,424
  Dividends                                                          (427,267)        (425,095)
  Net change in escrow deposits                                       119,643          509,520
                                                                -------------    -------------
          Net cash provided (used) by financing activities        (10,987,216)      33,168,459
                                                                -------------    -------------

INCREASE IN CASH AND CASH EQUIVALENTS                               5,158,566        3,794,255
CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                              11,858,603       12,295,578
                                                                -------------    -------------
  END OF PERIOD                                                 $  17,017,169    $  16,089,833
                                                                =============    =============

(Continued)

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                     2003           2002
                                                                ------------    ------------
Cash paid for:
  Interest                                                      $  8,419,507    $ 10,789,953
  Income taxes                                                     2,388,352       1,857,763

Summary of noncash investing and financing activities:
  Transfer from loans to foreclosed real estate                      479,462         963,668
  Loans to facilitate the sale of foreclosed real estate              72,000         918,450
  Unrealized gain (loss) on securities available for sale,
     net of taxes                                                   (233,095)        227,136
  Accrual of goodwill for purchase of Lumina Mortgage Company        800,000              --
  Reclassifications between long-term obligations
     and short-term borrowings                                    15,000,000      15,000,000

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies: The significant accounting policies followed by Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 2002 (the "Annual Report"). The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2. Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts of Cooperative Bankshares, Inc., Cooperative Bank (the "Bank") and its wholly owned subsidiaries, Lumina Mortgage Company, Inc. ("Lumina") and CS&L Holdings, Inc. ("Holdings"), and Holdings' majority owned subsidiary, CS&L Real Estate Trust, Inc. (the "REIT"). All significant intercompany items have been eliminated. Certain items for prior periods have been reclassified to conform to the current period presentation. These reclassifications have no effect on the net income or stockholders' equity as previously reported.

3. Earnings Per Share: Earnings per share (EPS) are calculated by dividing net income by the weighted average number of common shares outstanding (basic
     EPS) and the sum of the weighted average number of common shares outstanding and potential common stock (diluted EPS). Potential common stock consists of stock options issued and outstanding. In determining the number of shares of potential common stock, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise. The following table provides a reconciliation of income available to common stockholders and the average number of shares outstanding for the periods below:

                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                            SEPTEMBER 30,              SEPTEMBER 30,
                                          2003         2002         2003         2002
                                       -----------------------   -----------------------
Net income (numerator)                 $1,430,407   $1,219,879   $4,241,296   $3,639,543

Shares for basic EPS (denominator)      2,848,197    2,835,947    2,846,941    2,835,634
Dilutive effect of stock options           53,647       25,343       48,117       20,449
                                       -----------------------   -----------------------
Shares for diluted EPS (denominator)    2,901,844    2,861,290    2,895,058    2,856,083
                                       =======================   =======================

For the nine months ended September 30, 2003 and 2002, there were 0 and 14,204 options outstanding respectively that were antidilutive since the exercise price exceeds the average market price. The options have been omitted from the calculation of the dilutive effect of stock options.

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


                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                         2003           2002           2003           2002
                                                     -----------    -----------    -----------    -----------
Net income                                           $ 1,430,407    $ 1,219,879    $ 4,241,296    $ 3,639,543
Other comprehensive income
   Realized (gains) losses on available for sale
      securities                                              --             --             --       (135,182)
   Unrealized gains (losses) on available for sale      (145,278)       346,469       (432,098)       507,536
      securities
Income taxes                                              49,395       (135,123)       199,003       (145,218)
                                                     -----------    -----------    -----------    -----------
Other comprehensive income (loss)                        (95,883)       211,346       (233,095)       227,136
                                                     -----------    -----------    -----------    -----------
Comprehensive income                                 $ 1,334,524    $ 1,431,225    $ 4,008,201    $ 3,866,679
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

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                           -------------------------   ----------------------------
                                                2003         2002         2003             2002
                                           ------------   ----------   ------------   -------------
Net income, as reported                    $  1,430,407   $1,219,879   $  4,241,296   $   3,639,543
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of related tax effects                --           --             --         (60,543)

                                           ------------   ----------   ------------   -------------
Pro forma net income                       $  1,430,407   $1,219,879   $  4,241,296   $   3,579,000
                                           ============   ==========   ============   =============

Earnings per share:
   Basic-as reported                       $       0.50   $     0.43   $       1.49   $        1.28
                                           ============   ==========   ============   =============
   Basic-pro forma                         $       0.50   $     0.43   $       1.49   $        1.26
                                           ============   ==========   ============   =============
   Diluted-as reported                     $       0.49   $     0.43   $       1.47   $        1.27
                                           ============   ==========   ============   =============
   Diluted-pro forma                       $       0.49   $     0.43   $       1.47   $        1.25
                                           ============   ==========   ============   =============

6. Acquisition: On May 31, 2002, the Bank acquired the operating assets of Wilmington-based Lumina Mortgage Company. The purchase price was $740,000 in cash with two future contingent payments based on loan origination volume and meeting certain profitability goals of Lumina. The agreement was subsequently amended to change the contingent payments into two payments of $400,000 each payable on July 31, 2003 and 2004. These payments are considered additional purchase price and accordingly, goodwill related to this acquisition was increased by $800,000.

7. New Accounting Pronouncements: On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after December 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company's consolidated financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Cooperative Bankshares, Inc. (the "Company") is a registered bank holding company incorporated in North Carolina in 1994. The Company is the parent company of Cooperative Bank (the "Bank"); a North Carolina chartered commercial bank. Cooperative Bank, headquartered in Wilmington, North Carolina, was chartered in 1898. The Bank provides financial services through 18 financial centers in Eastern North Carolina and a loan origination office in Corolla, North Carolina. One of the Bank's subsidiaries, Lumina Mortgage Company, Inc. ("Lumina") is a mortgage banking firm originating and selling residential mortgage loans through offices in Wilmington, North Carolina; North Myrtle Beach, South Carolina; and Virginia Beach, Virginia. The Bank's other subsidiary, CS&L Holdings, Inc. ("Holdings"), is a holding company for CS&L Real Estate Trust, Inc. (the "REIT"), which is a real estate investment trust.

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

MANAGEMENT STRATEGY

Cooperative Bank's lending activities have traditionally concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. In recent years however, the Bank has emphasized origination of nonresidential real estate loans and secured and unsecured consumer and business loans. As of September 30, 2003, approximately $260 million, or 66%, of the Bank's loan portfolio, which excludes loans held for sale, consisted of loans secured by residential properties. This compared to approximately $268 million, or 69% at December 31, 2002. The Bank originates adjustable rate and fixed rate loans. As of September 30, 2003, adjustable rate and fixed rate loans totaled approximately 66.9% and 33.1%, respectively, of the Bank's total loan portfolio.

The Bank has chosen to sell a larger percentage of its fixed rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to reinvest these funds in commercial loans, while increasing fee income. This is part of the continuing effort to restructure the balance sheet and operations to be more reflective of a commercial bank.

The Bank opened additional branches in Wilmington, North Carolina on May 12, 2003 and Morehead City, North Carolina on July 1, 2003. The Bank expects to open additional branches in Wilmington and Southport, North Carolina around the end of 2003.

INTEREST RATE SENSITIVITY ANALYSIS

Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be analyzed using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when the amount of interest rate sensitive assets exceed the amount of interest rate sensitive liabilities. Gap is considered negative when the amount of interest rate sensitive liabilities exceed the amount of interest rate sensitive assets. At September 30, 2003, Cooperative had a one-year gap position of 0.0%. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in using a static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, a part of the Company's adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings, and money market deposit accounts. Experience has shown that the Company sees relatively modest repricing of these transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Bank enters into agreements that obligate it to make future payments under contracts, such as debt and lease agreements. In addition, the Bank commits to lend funds in the future such as credit lines and loan commitments. Below is a table of such contractual obligations and commitments at September 30, 2003 (in thousands).

                                                   Payments Due by Period
                                     ----------------------------------------------------
                                                   Less
                                                  than 1      1-3        4-5      Over 5
    Contractual Obligations            Total       year      years      years     years
                                     ----------------------------------------------------
Borrowed Funds                       $ 88,099   $ 45,010   $ 10,000   $ 10,000   $ 23,089
Lease Obligations                       4,885        381        618        492      3,394
Lumina Mortgage Company Purchase          400        400         --         --         --
Deposits                              362,967    327,827     34,958        182         --

                                     ----------------------------------------------------
Total Contractual Cash Obligations   $456,351   $373,618   $ 45,576   $ 10,674   $ 26,483
                                     ====================================================


                                                        Amount of Commitment Expiration
                                                                 Per Period
                                               -----------------------------------------------
                                                 Total      Less
                                                Amounts    than 1     1-3       4-5     Over 5
      Other Commitments                        Committed    year     years     years    years
                                               -----------------------------------------------
Undisbursed portion of home equity
   collateralized primarily by junior liens
   on 1-4 family properties                    $15,590   $   651   $ 1,522   $   537   $12,880
Other commitments and credit lines              14,144     3,366     7,674        79     3,025
Undisbursed portion of construction loans       39,737    39,737        --        --        --
Available for sale mortgage loan commitments     4,317     4,317        --        --        --
Fixed-rate mortgage loan commitments             1,973     1,973        --        --        --
Adjustable-rate mortgage loan
   commitments                                   5,347     5,347        --        --        --

                                               -----------------------------------------------
Total Commitments                              $81,108   $55,391   $ 9,196   $   616   $15,905
                                               ===============================================

LIQUIDITY

The Company's goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses, and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, deposits, income from operations and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta ("FHLB") in an amount of up to 25% of the Bank's total assets. At September 30, 2003, the Bank's borrowed funds from the FHLB equaled 15.1% of its total assets. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition.

At September 30, 2003, the estimated market value of liquid assets (cash, cash equivalents, marketable securities and loans held for sale) was approximately $79.1 million, which represents 17.5% of deposits and borrowed funds as compared to $87.6 million or 19.0% of deposits and borrowed funds at December 31, 2002. The decrease in liquid assets was primarily due to a decrease in loans held for sale.

The Company's primary uses of liquidity are to fund loans and to make investments. At September 30, 2003, outstanding off-balance sheet commitments to extend credit totaled $41.4 million, and the undisbursed portion of construction loans was $39.7 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL

Stockholders' equity at September 30, 2003, was $42.2 million, up 9.9% from $38.4 million at December 31, 2002. Stockholders' equity at September 30, 2003, includes an unrealized gain net of tax, of $402,405 as compared to an unrealized gain net of tax at December 31, 2002, of $635,500 on securities available for sale marked to estimated fair market value.

Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At September 30, 2003, the Bank's ratio of Tier I capital was 7.96%. The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of allowance for loan losses. At
September 30, 2003, the Bank had a ratio of qualifying total capital to risk-weighted assets of 12.02%.

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

On September 24, 2003, the Company's Board of Directors approved a quarterly cash dividend of $0.05 per share. The dividend was paid on October 16, 2003 to stockholders of record as of October 1, 2003. This brings the total dividend for the year to $0.15 per share. Any future payment of dividends is dependent on the financial condition and capital needs of the Company, requirements of regulatory agencies, and economic conditions in the marketplace.

CRITICAL ACCOUNTING POLICY

The Bank's most significant critical accounting policy is the determination of its allowance for loan losses. A critical accounting policy is one that is both very important to the portrayal of the Bank's financial condition and results, and requires management's most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. For further information on the allowance for loan losses, see the "Financial Condition" in Management's Discussion and Analysis and Note 3 of "Notes to Consolidated Financial Statements" included in the Annual Report.

FINANCIAL CONDITION AT SEPTEMBER 30, 2003, COMPARED TO DECEMBER 31, 2002

The Company's total assets decreased 1.6% to $496.4 million at September 30, 2003, as compared to $504.2 million at December 31, 2002. The major change in assets is a decrease of $12.3 million (47.9%) in loans held for sale due to the decrease in mortgage volume caused by an increase in mortgage rates. This reduction along with the maturing of a held to maturity bond allowed the Bank to reduce short-term borrowings $16.6 million (26.9%). In addition there is an increase of $5.2 million (43.5%) in cash and cash equivalents, which was caused by an increase in deposits of $5.7 million (1.6%). The increase in deposits was mainly in the fifteen month certificate and non-interest-bearing checking. The increase in the fifteen month certificate was due to the Bank offering a good rate on a reasonably short term deposit. The Bank continues to emphasize obtaining business accounts, which is the reason for the checking account increase. The Bank also attracted an additional $5.5 million in internet deposits because the rates were competitive with the Bank's local markets. Internet deposits are usually obtained from other financial institutions with terms primarily of one or two years. Borrowed funds, collateralized through an agreement with the FHLB for advances, are secured by the Bank's investment in FHLB stock and qualifying first mortgage loans. The increase of $1.5 million in premises and equipment, during this same period, was primarily due to the building and furnishing of new branches. Other assets increased $1.7 million (14.5%) largely due to an increase of $475,106 in deferred income taxes and an increase of $800,000 in goodwill. The additional goodwill was created by amending the purchase agreement of Lumina Mortgage Company from two contingent payments into two payments of $400,000 each payable on July 31, 2003 and 2004. A reduction in accounts payable caused the decrease of $808,008 in accrued expenses and other liabilities from December 31, 2002 to September 30, 2003

The Company's non-performing assets (loans 90 days or more delinquent and foreclosed real estate) were $1.1 million, or .22% of assets, at September 30, 2003, compared to $1.2 million, or .24% of assets, at December 31, 2002. Foreclosed real estate decreased to $519,320 at September 30, 2003, from $619,163 at December 31, 2002. The Company assumes an aggressive position in collecting delinquent loans and disposing of foreclosed assets to minimize balances of non-performing assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. For further information see "Comparison of Operating Results - Provision and Allowance for Loan Losses".

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

NET INCOME

Net income for the three and nine-month periods ended September 30, 2003, increased 17.3% to $1.4 million and 16.5% to $4.2 million respectively, as compared to the same periods last year. The increase in net income for the nine-month period ended September 30, 2003 can be attributed to increases in net interest income of $1.3 million and non-interest income of $2.2 million. These changes were partially offset by an increase in non-interest expense of $2.8 million during the same period.

INTEREST INCOME

For the three-month period ended September 30, 2003, interest income decreased 6.7% as compared to the same period a year ago. The average balance of interest-earning assets increased 7.0% but the average yield decreased 84 basis points as compared to the same period a year ago. Interest income decreased 4.3% for the nine-month period ended September 30, 2003, as compared to the same period a year ago. The decrease in interest income can be attributed to the yield on average interest-earning assets decreasing to 5.91% as compared to 6.72% for the same period a year ago. The average balance of interest-earning assets increased 8.9% for the nine month period ended September 30, 2003, as compared to the same period a year ago. The increase in the average balance of interest-earning assets had a positive effect on interest income while the reduction in yield had a negative impact on interest income.

INTEREST EXPENSE

Interest expense decreased 21.9% for the three-month period ended September 30, 2003, as compared to the same period a year ago. This decrease was due to the average cost of interest-bearing liabilities decreasing 82 basis points as compared to the same period a year ago. In the nine-month period ended September 30, 2003, interest expense decreased 21.4% as compared to the same period a year ago. The average balance of interest-bearing liabilities increased 6.7% as compared to the same period a year ago. The cost of interest-bearing liabilities decreased to 2.54% as compared to 3.45% for the same period last year.

NET INTEREST INCOME

Net interest income for the three and nine-month periods ended September 30, 2003, as compared to the same period a year ago, increased 6.2% and 11.6% respectively. The increase was due to interest-earning assets increasing faster than interest-bearing liabilities. In addition, there was a larger decrease in the cost of liabilities versus the yield on assets in the nine-month period, which can be attributed to the fact that deposits continued to reprice at lower yields caused by the Federal Reserve's previous rate reductions and the increased use of low cost borrowings due to the Lumina purchase. See "Average Yield/Cost Analysis" table for further information on interest income and interest expense.

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

                                                                For the quarter ended
                                                  SEPTEMBER 30, 2003            SEPTEMBER 30, 2002
                                        -----------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                        Average                             Average
                                        Average                Yield/      Average                Yield/
                                        Balance    Interest     Cost       Balance   Interest     Cost
                                        -------    --------     ----       -------   --------     ----
Interest-earning assets:
   Interest-bearing deposits in other
     banks                              $  5,487   $     14      1.02%    $  3,512   $     18      2.05%
   Securities:
        Available for sale                40,949        440      4.30%      39,212        504      5.14%
        Held to maturity                   5,681         11      0.77%       8,460        107      5.06%
   FHLB stock                              3,614         30      3.32%       4,155         55      5.29%
   Loan portfolio                        425,569      6,378      5.99%     394,554      6,682      6.77%
                                        --------   --------               --------   --------
    Total interest-earning assets        481,300      6,873      5.71%     449,893      7,366      6.55%

Non-interest earning assets               28,449                            27,670
                                        --------                          --------
Total assets                            $509,749                          $477,563
                                        ========                          ========

Interest-bearing liabilities:
   Deposits                              342,492      1,757      2.05%     339,539      2,462       2.90%
   Borrowed funds                         96,694        883      3.65%      80,120        918       4.58%
                                        --------   --------               --------   --------
    Total interest-bearing liabilities   439,186     $2,640      2.40%     419,659     $3,380       3.22%
                                                   --------                          --------

Non-interest bearing liabilities          28,685                            21,185
                                        --------                          --------

    Total liabilities                    467,871                           440,844
    Stockholders' equity                  41,878                            36,719
                                        --------                          --------
Total liabilities and stockholders'
  equity                                $509,749                          $477,563
                                        ========                          ========

Net interest income                                $  4,233                          $  3,986
                                                   ========                          ========

Interest rate spread                                             3.31%                              3.33%
                                                                =====                              =====

Net yield on interest-earning assets                             3.52%                              3.54%

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                  109.6%                             107.2%
                                                                =====                              =====

                                                                     For the nine months ended
                                                      SEPTEMBER 30, 2003                   SEPTEMBER 30, 2002
                                              --------------------------------  -----------------------------------
(Dollars in thousands)                                                Average                              Average
                                              Average                 Yield/     Average                   Yield/
                                              Balance     Interest     Cost      Balance      Interest      Cost
                                              -------     --------     ----      -------      --------      ----
Interest-earning assets:
   Interest-bearing deposits in other banks   $  4,675   $     38      1.08%     $  3,150   $     43      1.82%
   Securities:
        Available for sale                      39,668      1,370      4.60%       41,260      1,669      5.39%
        Held to maturity                         6,906        213      4.11%        6,892        311      6.02%
   FHLB stock                                    3,845        113      3.92%        4,155        168      5.39%
   Loan portfolio                              422,892     19,439      6.13%      383,306     19,931      6.93%
                                              --------   --------                --------   --------
    Total interest-earning assets              477,986   $ 21,173      5.91%      438,763   $ 22,122      6.72%
                                                         --------                           --------

Non-interest earning assets                     27,525                              26,855
                                              --------                            --------
Total assets                                  $505,511                            $465,618
                                              ========                            ========

Interest-bearing liabilities:
   Deposits                                    345,212      5,699      2.20%      334,185      7,918      3.16%
   Borrowed funds                               93,656      2,665      3.79%       77,002      2,723      4.72%
                                              --------   --------                --------   --------
    Total interest-bearing liabilities         438,868   $  8,364      2.54%      411,187   $ 10,641      3.45%
                                                         --------                           --------
Non-interest bearing liabilities                26,173                             19,047
                                              --------                           --------

    Total liabilities                          465,041                            430,234
    Stockholders' equity                        40,470                             35,384
                                              --------                           --------
Total liabilities and stockholders' equity    $505,511                           $465,618
                                              ========                           ========

Net interest income                                      $ 12,809                           $ 11,481
                                                         ========                           ========

Interest rate spread                                                   3.37%                              3.27%
                                                                      =====                              =====

Net yield on interest-earning assets                                   3.57%                              3.49%

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                        108.9%                             106.7%
                                                                      =====                              =====

PROVISION AND ALLOWANCE FOR LOAN LOSSES

During the nine-month period ended September 30, 2003 the Bank had net charge-offs against the allowance for loan losses of $212,832 compared to $340,613 for the same period in 2002. This decrease was primarily due to one larger credit being charged off during the first quarter of 2002. The Bank added $560,000 to the allowance for loan losses for the current nine-month period increasing the balance to $3.3 million at September 30, 2003. Management considers the current level of the allowance to be appropriate based on loan composition, the current level of delinquencies and other non-performing assets, overall economic conditions and other factors. Future increases to the allowance may be necessary, however, due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of adjustments to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

NONINTEREST INCOME

Noninterest income increased by 70.8% for the nine-month period ended September 30, 2003, as compared to the same period a year ago. The change in noninterest income can be attributed to gain on sale of loans increasing over $2.7 million primarily as a result of the purchase of Lumina and the large volume of mortgage loans made in 2003 due to low interest rates. The Bank has also started to sell a larger percentage of its fixed rate mortgage loan originations in the secondary market instead of through brokered arrangements. This change causes an increase in gain on sale of loans and a reduction to service charges and fees on loans. Deposit related fees increased 28.2% primarily due to a new service the Bank offered beginning in April 2003, for checking accounts with non-sufficient funds. During the first nine months of 2002 the Bank sold a parking lot for $500,000, resulting in the gain on sale of real estate, and the gain of $135,182 on sale of securities was due to selling bonds and purchasing mortgage backed securities to give the Bank greater cash flow. No similar transactions occurred during the nine months ended September 30, 2003.

In the three-month period ended September 30, 2003, noninterest income increased 44.8% as compared to the same period last year. The net gains on sale of loans and deposit-related fees increased $526,212 and $94,460 respectively, for the three-month period ended September 30, 2003 as compared to the same period a year ago. The reasons for these increases are the same as stated above for the nine month period. The reason for the decrease of $24,483 in service charges and fees on loans during this period is due to having fewer loans being sold through brokered arrangements. Other income has declined $31,724 during the three-month period ended September 30, 2003 as compared to the same period a year ago mainly due to less income from our third party brokerage service.

NONINTEREST EXPENSE

For the nine-month period ended September 30, 2003, noninterest expense increased 33.4% as compared to the same period last year. Compensation and related costs increased 40.5%. Higher personnel costs associated with the purchase of Lumina accounted for the majority of the increase. Also, in January 2003, the Company granted 117 shares of preferred stock in the REIT to officers, directors, and Bank employees with at least one month of service and certain other parties. Each individual that was granted the preferred stock received one share that had a $500 value, for an aggregate increase to compensation expense of $58,500. In addition, the increase was due to increases in costs of benefits, staffing levels, including the staffing for additional branches, incentive pay and normal increases in salaries. Occupancy and equipment expense increased $310,622 primarily because of the Lumina purchase and an increase in depreciation and other expenses due to the new branches and upgrades in hardware and software systems. The increase in advertising and other noninterest expenses of $195,824 and $252,225 respectively, was mainly due to the purchase of Lumina and the opening of two new branches. Real estate owned expense increased $50,407 primarily due to losses and expenses incurred in disposing properties.

In the three-month period ended September 30, 2003, noninterest expense increased 14.6% as compared to the same period last year. This increase can be principally attributed to compensation and fringe benefits, occupancy and equipment expense, advertising, real estate owned and other expense increasing $257,896, $70,447, $66,547, $27,404 and $81,560 respectively. The reasons for the rise in compensation and fringe benefits was mainly due to increases in cost of benefits, staffing levels, including the staffing for additional branches, incentive pay and normal increases in salaries. Occupancy and equipment expense increased primarily because of the expenses associated with the new branches. Lumina had a more aggressive advertising campaign during this quarter and the promotion of our new branches and investor relations expenses were the main reasons for the boost in advertising expense. Real estate owned expense increased generally because of the costs associated with disposing of the real estate. The rise in other expenses was caused by an increase in contributions and expenses related to the new branches. In addition, a large recovery of a bad debt was received during the three-month period ended September 30, 2002.

INCOME TAXES

The effective tax rate for the nine-month periods ended September 30, 2003 and 2002, was 32.3% and 35.1% respectively. The effective tax rate for the three-month periods ended September 30, 2003 and 2002 was 33.2% and 34.5% respectively. The decreases resulted from the formation of Holdings and the REIT in December 2002.

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

ITEM 4 - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14(c) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarter ended September 30, 2003.

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

     (a)  Exhibits

          Exhibit 31.1 Section 302 Certification of the Chief Executive Officer

          Exhibit 31.2 Section 302 Certification of the Chief Financial Officer

          Exhibit 32 Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K.

          The Company filed a current Report on Form 8-K dated October 23, 2003 to report third quarter earnings.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 12, 2003                Cooperative Bankshares, Inc.

                                        /s/ Frederick Willetts, III
                                        ----------------------------------------
                                        Frederick Willetts, III
                                        President/Chief Executive Officer

Dated: November 12, 2003                /s/ Todd L. Sammons
                                        ----------------------------------------
                                        Todd L. Sammons
                                        Senior Vice President/Chief Financial
                                        Officer