Form 10-K
period 2003-12-31
COOPERATIVE BANKSHARES INC
filed 2004-03-29
CIK 923529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

                                       OR

/ / TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $1.00 per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO
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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). YES      NO  X
                                         ---     ---

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $55,626,101 based on the closing sales price of the Common Stock as listed on the Nasdaq National Market as of the last day of the registrant's most recently completed second fiscal quarter. For purposes of this calculation, directors, executive officers and beneficial owners of more than 10% of the registrant's outstanding voting stock are treated as affiliates.

As of March 5, 2004, there were issued and 2,860,764 outstanding shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2003. (Parts II and IV)
2.   Portions  of  the  Proxy   Statement   for  the  2004  Annual   Meeting  of
     Stockholders. (Part III)

                                     PART I

Item 1.  Business
-----------------

General

     THE COMPANY: Cooperative Bankshares, Inc. (the "Company") is a registered bank holding company incorporated in North Carolina in 1994. The Company serves as the holding company for Cooperative Bank ("Cooperative" or the "Bank"), a North Carolina chartered commercial bank. The Company's primary activities consist of holding the stock of Cooperative Bank and operating the business of the Bank and its subsidiaries. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Cooperative Bank and its subsidiaries.

     COOPERATIVE BANK: Chartered in 1898, the Bank's headquarters is located in Wilmington, North Carolina. With the opening of a new branch office in Southport, North Carolina, Cooperative operates 21 offices throughout the coastal and inland communities of Eastern North Carolina. These offices extend from Corolla, located on the Outer Banks of North Carolina, to Tabor City, located on the South Carolina border. The Bank opened two new financial centers in Wilmington, North Carolina, one in May 2003 and another in December 2003 and a new branch office in Morehead City, North Carolina in July 2003. The Bank's deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). Effective December 31, 2002, the Bank converted its charter from that of a state savings bank to a state commercial bank. At December 31, 2003, the Company had total assets of $502.3 million, deposits of $367.1 million and stockholders' equity of $43.1 million.

     Through its financial centers, the Bank provides a wide range of banking products, including interest bearing and non-interest bearing checking accounts, certificates of deposit and individual retirement accounts. It offers an array of loan products: overdraft protection, commercial, consumer, agricultural, real estate, residential mortgage and home equity loans. Also offered are safe deposit boxes and automated banking services through ATMs and Access24 Phone Banking. The Bank began offering Online Banking and Bill Payment in July 2003. In addition, the Bank also offers discount brokerage services, annuity sales and mutual funds through a third party arrangement with UVEST Investment Services.

     The Bank has chosen to sell a large percentage of its fixed-rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to invest its funds in commercial loans, while increasing fee income. This is part of the continuing effort to restructure the balance sheet and operations to be more reflective of a commercial bank.

     On May 31, 2002, the Bank, through its subsidiary, CS&L Services, Inc., acquired the operating assets of Lumina Mortgage Company ("Lumina"), a Wilmington, North Carolina-based mortgage banking firm with offices in Wilmington, North Carolina, North Myrtle Beach, South Carolina and Virginia Beach, Virginia. The purchase price was approximately $740,000 in cash and two additional payments of $400,000 each, one which was paid on July 31, 2003 and the second which is payable on July 31, 2004. In October 2002, CS&L Services, Inc. was renamed Lumina Mortgage Company, Inc.

     In December 2002, the Bank formed two new subsidiaries, CS&L Holdings, Inc., a Virginia corporation ("Holdings") and CS&L Real Estate Trust, Inc. a North Carolina corporation (the "REIT") which has elected to be taxed as a real estate investment trust. At December 31, 2003, Holdings was a wholly-owned subsidiary of the Bank and its only activity consisted of holding all of the outstanding shares of common stock of the REIT. The REIT was formed to enhance the liquidity and facilitate future capital needs of the Bank. At December 31, 2003, the REIT held a participation interest in approximately $124.6 million in mortgage loans of the Bank. At December 31, 2003, all of the outstanding shares of the REIT's common stock and 85% of its 7% preferred stock was held by Holdings. The remaining shares of 7% preferred stock in the REIT were granted to approximately 113 officers, directors and certain other parties pursuant to the Bank's REIT Bonus Plan. There must be at least 100 stockholders of REIT stock.

     The common stock of Cooperative Bankshares, Inc. is traded on the Nasdaq National Market under the symbol "COOP".

MARKET AREA

     Cooperative Bank considers its primary market area to be the communities of Eastern North Carolina between the Virginia and South Carolina borders. The market is generally segmented into the coastal communities and the inland areas. The economies of the coastal communities (concentrated in Dare, Carteret, Currituck, Onslow, Pender, New Hanover and Brunswick Counties) are seasonal and largely dependent on the summer tourism industry. The economy of Wilmington (the largest city in the market area), a historic seaport with a population of approximately 92,000 is also reliant upon summer tourism, but is diversified into the chemicals, shipping, aircraft engines, and fiber optics industries. Wilmington also serves as a regional retail center, a regional medical center and is home of the University of North Carolina at Wilmington. The inland communities served by the Bank (concentrated in Bladen, Brunswick, Columbus, Duplin, Hyde, Beaufort and Pender Counties) are largely service areas for the agricultural activities in eastern North Carolina.

     By acquiring Lumina, the Bank's footprint extended north into Virginia with an office in Virginia Beach, and south into South Carolina with an office in North Myrtle Beach. These areas offer busy real estate markets that give our offices the opportunity to make purchase, refinance and reverse mortgage loans. Their markets are similar to those that have proven to be good investments in the past. The offices are located in coastal areas with a large dependence on the tourism industry and the retirement community.

LENDING ACTIVITIES

     GENERAL: Cooperative Bank's lending activities have concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. As of December 31, 2003, approximately $267 million, or 66%, of the Bank's loan portfolio, which excludes loans held for sale, consisted of loans secured by residential properties. In recent years, however, the Bank has emphasized origination of nonresidential real estate loans, and secured and unsecured consumer and business loans. The Bank is taking a more aggressive position in pursuing business lending, and nonresidential real estate lending involving loans secured by small commercial properties with balances generally ranging from $100,000 to $1,000,000. The Bank originates adjustable-rate and fixed-rate loans. As of December 31, 2003, adjustable-rate and fixed-rate loans totaled approximately 69% and 31%, respectively, of the Bank's total loan portfolio.

     ANALYSIS OF LOAN PORTFOLIO: Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of collateral on the dates indicated. Other than as set forth below, there were no concentrations of loans which exceeded 10% of total loans at December 31, 2003.

                                                                               At December 31,
                                        -------------------------------------------------------------------------------------------
                                               2003                 2002               2001               2000            1999
                                        -----------------    ------------------- ----------------  ---------------  ---------------
                                                                              (Dollars in thousands)
                                         Amount      %        Amount      %       Amount   %       Amount      %      Amount    %
                                         ------     ---       ------     ---      ------  ---      ------     ---     ------   ---
Real estate:
   Construction and land development     $ 57,598   14.34%   $ 51,431    13.16%  $ 62,142  16.64% $ 37,542   10.80% $  1,497   0.45%
   Mortgage:
      1-4 family residential              206,476   51.46     204,395    52.29    209,622  56.13   234,383   67.45   253,857  75.83
      Multi-family residential             13,357    3.33      17,044     4.36     15,626   4.18    17,081    4.92    17,166   5.13
      Commercial                           91,627   22.84      87,257    22.32     55,664  14.90    31,300    9.01    38,765  11.58
      Equity line                          16,006    3.99      14,541     3.72     13,131   3.52    11,954    3.44     9,772   2.92
      Other                                   359    0.09         363     0.09        254   0.07       174    0.05        78   0.02
                                         --------  ------    --------   ------   -------- ------  --------  ------  -------- ------
             Total real estate loans      385,423   96.05     375,031    95.95    356,439  95.44   332,434   95.67   321,135  95.93

Commercial, industrial and agricultural    14,599    3.64      13,717     3.51     13,430   3.60    10,970    3.16    10,653   3.18
Consumer                                    6,069    1.52       6,396     1.64      7,285   1.95     7,236    2.08     5,443   1.63
                                         --------  ------    --------   ------   -------- ------  --------  ------  -------- ------
             Total gross loans            406,091  101.21     395,144   101.09    377,154 100.99   350,640  100.91   337,231 100.74
                                         --------  ------    --------   ------   -------- ------  --------  ------  -------- ------

Less:
Unearned discounts and net deferred fees    1,402    0.35       1,331     0.34      1,173   0.31       994    0.29     1,182   0.35
Allowance for loan losses                   3,447    0.86       2,937     0.75      2,523   0.68     2,160    0.62     1,306   0.39
                                         --------  ------    --------   ------   -------- ------  --------  ------  -------- ------
              Net loans                  $401,242  100.00%   $390,876   100.00%  $373,458 100.00% $347,486  100.00% $334,743 100.00%
                                         ========  ======    ========   ======   ======== ======  ========  ======  ======== ======


     The following table sets forth as of December 31, 2003, certain information regarding the dollar amount of loans maturing in the Bank's loan portfolio based on their contractual terms to maturity.


                                   Due Within             Due After             Due After
                                    One Year          1 through 5 Years          5 Years             Total
                                    --------          -----------------          -------           ---------
                                                       (In thousands)
Real Estate:
  Construction and land
    development                     $ 30,836               $ 13,368             $ 13,394           $  57,598
  Mortgage
    1-4 family residential            13,575                 17,708              175,193             206,476
    Multi-family residential           3,663                  5,097                4,597              13,357
    Commercial                        13,592                 65,408               12,627              91,627
    Equity line                        3,391                    435               12,180              16,006
    Other                                 57                    302                   --                 359
Commercial, Industrial and
  Agricultural                         6,925                  6,636                1,038              14,599
Consumer                               3,029                  2,764                  276               6,069
                                    --------               --------             --------           ---------
     Total                          $ 75,068               $111,718             $219,305           $ 406,091
                                    ========               ========             ========           =========

     The next table shows at December 31, 2003, the dollar amount of all the Bank's loans due after December 31, 2004 which have fixed interest rates and have floating or adjustable interest rates.


                                                         One to Five            After
                                                            Years            Five Years           Total
                                                         ----------          ----------           -----
                                                                           (In thousands)
Loans maturing after one year with:
    Fixed interest rates                                  $  53,329         $   51,227          $  104,556
    Floating or adjustable rates                             58,389            168,078             226,467
                                                          ---------         ----------          ----------
       Total                                              $ 111,718         $  219,305          $  331,023
                                                          =========         ==========          ==========

     RESIDENTIAL REAL ESTATE LOANS: The Bank originates one-to-four family residential mortgage loans collateralized by property located in its market area. While a majority of the Bank's residential real estate loans are collateralized by owner-occupied primary residences, the Bank's portfolio also includes second home and investor properties. The Bank also originates residential lot loans collateralized by vacant lots located in approved subdivisions.

     The Bank's loan originations are generally for a term of 15 to 30 years, amortized on a monthly basis, with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option.

     The Bank has offered adjustable-rate mortgage loans ("ARMs") since 1979 and presently offers ARMs with rate adjustments tied to prime or the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of one year. The Bank offers introductory interest rates on ARMs which are not generally fully indexed. The interest rates on these loans generally include a cap of 2% per adjustment and 6% over the life of the loan. The Bank's underwriting policies require that the borrower qualify for the ARM at the fully indexed rate. While the proportion of fixed and adjustable-rate loan originations in the Bank's portfolio largely depend on the level of interest rates, the Bank has strongly emphasized ARMs in recent years and has been relatively successful in maintaining the level of ARM originations even during periods of declining interest rates. The Bank offers 1/1, 3/1 and 5/1 ARM products. These loans adjust annually after the end of the first one, three or five-year period. A "Low Doc" program is available for the nonconforming loans.

     Cooperative Bank also originates 15 to 30 year fixed-rate mortgage loans on one-to-four family units. The Bank generally charges a higher interest rate on such loans if the property is not owner-occupied. The majority of fixed-rate loans are underwritten according to Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA") guidelines, so that the loans qualify for sale in the secondary market. In recent years the Bank has sold the majority of fixed-rate mortgage originations in the secondary market or through brokered arrangements.

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

     Cooperative Bank also originates loans secured by multi-family properties. At December 31, 2003, the Bank had $13.4 million of such loans, representing 3.3% of its total loan portfolio. These loans are primarily secured by apartment buildings located in the Bank's market area.

     CONSTRUCTION LOANS: The Bank originates loans to finance the construction of one-to-four and multi-family dwellings, housing developments, commercial projects and condominiums. Construction loans amounted to approximately $57.6 million, or 14.3%, of the Bank's total loan portfolio at December 31, 2003. In recent years, the Bank has emphasized the origination of construction loans in response to the significant demand for such loans by borrowers engaged in building and development activities in the growing communities of its market area. In addition, construction loans afford the Bank the opportunity to increase the interest rate sensitivity of its loan portfolio.

     Many of the Bank's construction loans are converted to permanent loans. At the time a "spec" loan is converted to a permanent loan, the Bank underwrites the creditworthiness of the purchaser prior to approving the assumption, at which time the original borrower is released from liability. On construction/permanent loans, the customer is fully qualified for the permanent loan based on information received at application. Construction/permanent loans have either fixed or adjustable rates and have terms of up to 30 years. The Bank also will make short-term construction loans which have fixed rates and terms of up to 12 months. These loans are generally made in amounts up to 80% of appraised value. Loan proceeds generally are disbursed in increments as construction progresses and as inspections warrant.

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

     The Bank also originates loans for the acquisition and development of unimproved property to be used for residential purposes. Land development lending is generally considered to involve a higher level of credit risk than one-to-four family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects.

     The following table sets forth certain information as of December 31, 2003 regarding the dollar amount of construction loans secured by real estate and real estate mortgage loans in the Bank's portfolio. A portion of these loans have provisions to convert to permanent loans upon completion of construction. For further information, see Note 3 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 2003 (the "Annual Report").

                                  (In thousands)

Real estate - construction:
    1-4 family residential         $    14,100
    Multi-family residential            17,474
    Commercial                          26,024
                                   -----------
       Total                       $    57,598
                                   ===========



     LOANS SECURED BY NONRESIDENTIAL REAL ESTATE: Loans secured by nonresidential real estate constituted approximately $92.0 million, or 22.9% of the Bank's total loan portfolio at December 31, 2003. The Bank is emphasizing the origination of these loans because of their profitability, since they generally carry a higher interest rate than single-family residential mortgage loans as well as being more interest rate sensitive. The Bank originates both construction loans and permanent loans on nonresidential properties. Nonresidential real estate loans are generally made in amounts up to 80% of the lesser of appraised value or purchase price of the property and have generally been made in amounts under $2.0 million. The Bank's permanent nonresidential real estate loans are secured by improved property such as office buildings, retail centers, warehouses, and other types of buildings located in the Bank's primary market area. Nonresidential real estate loans are either fixed or variable-rate. The variable-rate loans have interest rates tied to prime or the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of one year.

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

     CONSUMER LENDING: At December 31, 2003, the Bank's consumer loan portfolio totaled approximately $6.1 million, representing 1.5% of the Bank's total loans receivable portfolio. The Bank also offers home equity loans, which are made for terms of up to 15 years at adjustable interest rates. As of December 31, 2003, the Bank's home equity loan portfolio totaled approximately $16.0 million, representing 4.0% of its total loan portfolio.

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

     NON-REAL ESTATE BUSINESS LENDING: The Bank originates loans to small businesses in the Bank's market area, which are secured by various forms of non-real estate collateral or are unsecured. At December 31, 2003, these loans totaled approximately $14.6 million or 3.6% of the Bank's total loan portfolio. Management of Cooperative Bank believes that these loans are attractive to the Bank because of the typically higher interest rate yields associated with them and the opportunity they present for expanding the Bank's relationships with existing customers and developing broader relationships with new customers. Accordingly, the Bank plans to continue to pursue this type of lending in the future in an effort to maintain a profitable spread between the Bank's average loan yield and its cost of funds.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayments from his or her employment and other income and which are collateralized by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The management of Cooperative Bank seeks to minimize these risks as the Bank's commercial business loan portfolio grows by employing conservative underwriting criteria.

     LOANS HELD FOR SALE: Lumina's target market includes all homeowners or potential homeowners. Having an extensive diversity of investors offering very competitive rates, Lumina has many loan products available for purchasing or refinancing mortgage loans. These products include, but are not limited to conventional, jumbo, FHA, VA, 100% Rural Development financing, nonconforming (B/C), lot loans, construction permanent, and no-income verification loans, as well as other niche products.

     The primary risk associated with these loans is the investor lock expiring in a rising rate environment. This would cause the loan to lose value and could cause a loss when the loan is subsequently sold in the secondary market.

     LOAN SOLICITATION AND PROCESSING: Loan originations are derived from a number of sources, including "walk-in" customers at the Bank's offices and solicitations by Bank employees.

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

     ORIGINATIONS, PURCHASES, AND SALES OF MORTGAGE LOANS: The Bank's general policy is to originate conventional residential mortgage loans under terms, conditions and documentation which permit sale to the FHLMC, FNMA or private investors in the secondary market. The Bank has chosen to sell a large percentage of its fixed-rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to invest its funds in commercial loans, while increasing fee income. The Bank has, from time to time, sold fixed-rate, long-term mortgage loans in the secondary market to meet liquidity requirements or as part of the asset/liability management program. In connection with such sales, the Bank may retain the servicing of the loans (i.e., collection of principal and interest payments), for which it generally receives a fee payable monthly of 1/4% per annum of the unpaid balance of each loan. As of December 31, 2003, the Bank was servicing approximately 782 loans for others aggregating approximately $44.9 million.

     The Bank generally does not purchase loans, and did not purchase any loans during the last three fiscal years.

     LOAN COMMITMENTS: The Bank issues loan commitments to qualified borrowers primarily for the construction, purchase and refinancing of residential real estate. Such commitments are made on specified terms and conditions and are typically for terms of up to 45 days. A non-refundable application and underwriting fee is collected by Cooperative Bank at the time of application. Lumina collects actual fees at the time of application. Management estimates that historically, less than 20% of such commitments expire unfunded. At
December 31, 2003, Cooperative Bank had outstanding loan commitments of approximately $6.8 million and Lumina had approximately $3.0 million in outstanding loan commitments. For further information, see Note 3 of Notes to Consolidated Financial Statements included in the Annual Report.

     LOAN ORIGINATION AND OTHER FEES: In addition to receiving interest at the stated rate on loans, the Bank receives loan origination fees for originating loans. Origination fees generally are calculated as a percentage of the principal amount of the loan and are charged to the borrower. Loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the contractual life of the related loan. The net deferred fee or cost on loans originated as held for sale is recorded to gain on sale of loans when the loan is sold.

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

     DELINQUENCIES: The Bank's collection procedures provide that when a loan is 30 days past due, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact the borrower. If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates legal proceedings. At December 31, 2003, the Bank had accruing loans which were contractually past due 90 or more days totaling $147,000.

     NON-PERFORMING ASSETS AND ASSET CLASSIFICATION: Loans are generally classified as nonaccrual if they are past due for a period of more than 90 days, unless such loans are well secured and in the process of collection. If any portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are less than 90 days past due may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. As of December 31, 2003, the Bank had one loan in non-accrual status with an aggregate principal balance of $120,000, which is considered impaired in accordance with SFAS No.114, with no corresponding valuation allowances.

     Real estate acquired by the Bank as a result of foreclosure is classified as "real estate owned" until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance plus unpaid accrued interest of the related loan or the fair value of the real estate less costs to sell the property. Any required write-down of the loan upon foreclosure is charged to the allowance for loan losses. At December 31, 2003, the Bank owned no property acquired as the result of foreclosure or by deed in lieu of foreclosure and classified as "real estate owned." At December 31, 2003, the Bank had 19 loans in the process of foreclosure and/or bankruptcy with an aggregate principal balance of approximately $890,000. Loans in bankruptcy paying as agreed are not included in nonperforming assets. Any losses management anticipates on loans in the process of foreclosure and/or bankruptcy have already been recorded through the allowance for loan losses.

     The following table sets forth information with respect to the Bank's nonperforming assets for the periods indicated. During the periods shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15.


                                                                           At December 31,
                                                   --------------------------------------------------------------
                                                     2003         2002         2001         2000          1999
                                                   --------     --------     --------     --------      --------
                                                                       (Dollars in thousands)

Non accruing loans                                 $     120    $     335    $     505    $     333     $    267
Accruing loans which are contractually
   past due 90 days or more                              147          249        2,563          358          934
                                                   ---------    ---------    ---------    ---------     --------
   Total                                           $     267    $     584    $   3,068    $     691     $  1,201
                                                   =========    =========    =========    =========     ========
Percentage of total loans (1)                            .07%         .15%         .81%         .20%         .36%
                                                   =========    =========    =========    =========     ========
Other nonperforming assets (2)                     $      --    $     619    $     759    $     234     $    245
                                                   =========    =========    =========    =========     ========
Total nonperforming assets                         $     267    $   1,203    $   3,827    $     925     $  1,446
                                                   =========    =========    =========    =========     ========
Total nonperforming assets to total assets               .05%         .24%         .84%         .22%         .35%
                                                   =========    =========    =========    =========     ========

---------------
(1)  Total loans do not include loans held for sale.

(2) Other nonperforming assets represent property acquired by the Bank through foreclosure or repossession. This property is carried at fair value less estimated costs of sale.

     During the year ended December 31, 2003, gross interest income of approximately $9,000 would have been recorded on nonaccrual loans had such loans been current throughout the period. No interest income from such loans was included in income for the year ended December 31, 2003.

     Except as set forth above, the Bank had no loans which were not classified as non-accrual, 90 days past due or restructured, but which may be so classified in the near future because management has concerns as to the ability of borrowers to comply with repayment terms. For further information, see Note 3 of Notes to Consolidated Financial Statements in the Annual Report.

     ALLOWANCE FOR LOAN LOSSES: Management considers a variety of factors in establishing the appropriate levels for the provision and the allowance for loan losses. Consideration is given to, among other things, the impact of current economic conditions, the diversification of the loan portfolio, historical loss experience, the review of loans by the loan review personnel, the individual borrower's financial and managerial strengths, and the adequacy of underlying collateral.

     The process used to allocate the allowance for loan losses considers, among other factors, whether the borrower is a mortgage, retail or commercial customer, whether the loan is secured or unsecured, and whether the loan is an open or closed-end agreement. Generally, loans are reviewed and risk graded among groups of loans with similar characteristics. The probable loss estimates for each risk grade group are the basis for the allowance allocation. The loss estimates are based on prior experience, general risk associated with each loan group and current economic conditions. The unallocated allowance for loan losses primarily represents the impact of certain conditions that were not considered in allocating the allowance to the specific components of the loan portfolio such as current economic conditions. The Bank increased the unallocated allowance at December 31, 2003 because of the possibility of additional loan losses due to the property damage that occurred on the North Carolina coast from Hurricane Isabel in October 2003.

     The following table analyzes activity in the Bank's allowance for loan losses for the periods indicated.

                                                                            Year Ended December 31,
                                                     ----------------------------------------------------------
                                                       2003         2002        2001        2000        1999
                                                     --------     --------    --------    --------    --------
                                                                       (Dollars in thousands)

Balance at beginning of period                       $   2,937    $  2,523    $  2,160    $  1,306    $  1,178
Provision for loan losses                                  740         740         460         970         210
Gross loans charged-off                                   (237)       (360)       (106)       (146)        (94)
Gross recoveries                                             7          34           9          30          12
                                                     ---------    --------    --------    --------    --------
Balance at end of period                             $   3,447    $  2,937    $  2,523    $  2,160    $  1,306
                                                     =========    ========    ========    ========    ========
Ratio of net charge-offs to average
  loans outstanding during the period                      .06%        .08%        .03%        .03%        .03%
                                                     =========    ========    ========    ========    ========

Ratio of loan loss reserve to total loans                  .84%        .70%        .67%        .62%        .39%
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

                                                                            At December 31,
                                    ------------------------------------------------------------------------------------------------
                                          2003                2002              2001                2000                1999
                                    ------------------- ------------------ ------------------- ------------------ ------------------
                                            Percent of         Percent of          Percent of         Percent of         Percent of
                                             Loans in           Loans in            Loans in           Loans in           Loans in
                                            Category to        Category to         Category to        Category to        Category to
                                    Amount  Total Loans Amount Total Loans Amount  Total Loans Amount Total Loans Amount Total Loans
                                    ------  ----------- -----  ----------- ------  ----------- ------ ----------- ------ -----------
                                                                          (Dollars in thousands)
Real estate :
  Construction and land development $  499      14%     $  511     13%     $  672     16%      $  428    10%         15        1%
  Mortgage:
      1-4 family residential           814      51         854     52         698     56          499    67         530       74
      Multi-family residential         160       3         145      4         143      4          213     5         163        5
      Commercial                     1,146      22         911     22         589     15          526     9         380       12
      Equity line                      150       4         135      4         132      3           65     3          15        3
      Other                              3      --           3     --           2     --            2     1           1       --
                                    ------     ---      ------    ---      ------    ---       ------   ---      ------      ---
          Total real estate loans    2,772      94%      2,559     95%      2,236     94%       1,733    95%      1,104       95%

Commercial, industrial &
 agricultural                          138       4         137      3         214      4          166     3         152        3
Consumer                                58       2          58      2          70      2           77     2          50        2
Unallocated                            479      --         183     --           3     --          184    --          --       --
                                    ------     ---      ------    ---      ------    ---       ------   ---      ------      ---
          Total gross loans         $3,447     100%     $2,937    100%     $2,523    100%      $2,160   100%      1,306      100%
                                    ======     ===      ======    ===      ======    ===       ======   ===      ======      ===



INVESTMENT ACTIVITIES

     The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated. For additional information regarding the Bank's investments, see Note 2 of Notes to Consolidated Financial Statements in the Annual Report.

                                                                              At December 31,
                                                              -------------------------------------------
                                                                2003              2002             2001
                                                              --------          --------         --------
                                                                             (In thousands)
Securities held to maturity:
   U.S. Government and agency securities                     $       --         $ 5,000          $  5,000
   Mortgage-backed securities                                     3,806           2,860                --
                                                             ----------         -------          --------
      Total securities held to maturity                      $    3,806         $ 7,860          $  5,000

Securities available for sale:
   U.S. Government and agency securities                     $   25,506         $19,663          $ 25,758
   Mortgage-backed securities                                    11,489          14,806            11,123
   Marketable equity securities                                   5,050           5,074             5,099
   Corporate bond                                                 1,568           2,532               990
                                                             ----------         -------          --------
      Total securities available for sale                    $   43,613         $42,075          $ 42,970

      Total investment securities portfolio                  $   47,419         $49,935          $ 47,970
                                                             ==========         =======          ========

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities portfolio at December 31, 2003.

                                                         After One           After Five          More than      Total Investment
                                  One Year or Less  Through Five Years   Through Ten Years       Ten Years         Portfolio
                                 -----------------  -------------------  ------------------  ---------------- ----------------------
                                 Carrying Average   Carrying  Average    Carrying  Average  Carrying  Average Carrying Fair  Average
                                  Value   Yield     Value     Yield      Value     Yield    Value     Yield     Value  Value  Yield
                                 -------  -----     -----     -----      -----     -----    -----     -----     -----  -----  -----
                                                                         (Dollars in thousands)

Securities held to maturity:
  U.S. government and agency
   securities                     $  --       --     $    --      --     $    --     --    $     --     --   $    --  $    --    --
  Mortgage-backed securities         --       --          --      --          --     --       3,806   5.51%    3,806    3,890  5.51%
                                  -----    -----     -------    ----     -------   ----    --------  -----   -------  -------  ----
   Total Securities               $  --       --     $    --      --     $    --     --    $  3,806   5.51%  $ 3,806  $ 3,890  5.51%

Securities available for sale:
  U.S. government and agency
   securities                     $ 202     2.81%    $15,240    4.08%    $10,064   4.21%   $    --      --   $25,506  $25,506  4.12%
  Mortgage-backed securities         --       --          --      --          --     --     11,489    4.74%   11,489   11,489  4.74%
  Marketable equity securities       --       --          --      --          --     --      5,050    6.14%    5,050    5,050  6.14%
  Corporate bond                     --       --       1,568    5.73%         --     --         --      --     1,568    1,568  5.73%
                                  -----    -----     -------    ----     -------   ----    -------    ----   -------  -------  ----
    Total securities available
     for sale                     $ 202     2.81%    $16,808    4.22%    $10,064   4.21%   $16,539    5.16%  $43,613  $43,613  4.58%

       Total investment
        securities portfolio      $ 202     2.81%    $16,808    4.22%    $10,064   4.21%   $20,345    5.23%  $47,419  $47,503  4.65%
                                  =====    =====     =======    ====     =======   ====    =======    ====   =======  =======  ====

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

     GENERAL: Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, Cooperative Bank derives funds from interest payments, loan principal repayments, borrowed funds and funds provided by operations. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used to compensate for reductions in the availability of funds from other sources. The Bank intends to fund its activities primarily through deposits.

     DEPOSITS: Deposits are attracted from within the Bank's primary market area through the offering of a broad selection of deposit instruments including checking, savings, money market deposit and term certificate accounts (including negotiated jumbo certificates in denominations of $100,000 or more), as well as, individual retirement plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank does not obtain funds through brokers; however, the Bank attracts deposits over the Internet and considers this a viable alternative to borrowed funds. For further information regarding the Bank's deposits, see "Management's Discussion and Analysis" and Note 5 of Notes to Consolidated Financial Statements in the Annual Report.

     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2003.

                                                                        Certificates
                            Maturity Period                              of Deposit
                            ---------------                             ------------
                                                                       (In thousands)

                            Three months or less                       $        33,644
                            Over three through six months                       23,753
                            Over six months through twelve
                                  months                                        22,980
                            Over twelve months                                  11,457
                                                                       ---------------
                               Total                                   $        91,834
                                                                       ===============

     BORROWINGS: Deposits are the primary source of funds for Cooperative Bank's lending and investment activities and for its general business purposes. If the need arises, the Bank may obtain advances from the FHLB of Atlanta to supplement its supply of loanable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a lien on a portion of the Bank's first mortgage loans.

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

     Lumina borrows money on a short-term basis principally from another financial institution to fund its loans that are held for sale. This borrowing is collateralized by mortgage loans held for sale. When a loan is sold, the proceeds are used to repay the borrowing. Loans are usually sold within 60 days. This borrowing agreement is currently being renegotiated, but the financial institution continues to supply sufficient funds for loans originated by Lumina.

     For further information regarding the Bank's borrowings, see Note 6 of Notes to Consolidated Financial Statements in the Annual Report.

COMPETITION

     Cooperative Bank encounters strong competition both in the attraction of deposits and in the making of real estate and other loans. The Bank's most direct competition for deposits has historically come from financial institutions in its market area. Competition for deposits is also realized from brokerage firms and credit unions. The Bank competes for deposits by offering depositors competitive rates and a high level of personal service together with a wide range of banking products and convenient office locations.

     Competition for real estate and other loans comes principally from financial institutions and mortgage companies. The Bank and Lumina compete for loans primarily through the interest rates and loan fees they charge, and the efficiency and quality of services they provide borrowers. Factors which affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

EMPLOYEES

     At December 31, 2003, the Bank had 149 full-time employees and 7 part-time employees. Lumina had 38 full time employees and 1 part-time employee at December 31, 2003. None of the employees are represented by a collective bargaining unit. Both companies believe their relationship with the employees is good.

EXECUTIVE OFFICERS

     At December 31, 2003, the executive officers of the Bank who were not also directors were as follows:

                                     Age at
Name                            December 31, 2003                        Position
----                            -----------------                        --------
O.C. Burrell, Jr.                      55                     Executive Vice President and Chief Operating Officer

Todd L. Sammons, CPA                   42                     Senior Vice President and Chief Financial Officer

Dickson B. Bridger                     44                     Senior Vice President-Mortgage Lending


     O. C. BURRELL, JR. was employed in May 1993 as Senior Vice President of Retail Banking. Mr. Burrell was elected Executive Vice President and Chief Operating Officer in 1997. Mr. Burrell has been in the banking industry since 1970 and has served in leadership capacities in various civic and professional organizations. He is active in the Wilmington Rotary Club and serves as a member of the executive committee and a director of the Child Development Center. He is also a director of the Wilmington Symphony and is a member of the Retail Lending Committee of the North Carolina Bankers Association.

     TODD L. SAMMONS was employed in March 1986 as Auditor. He was promoted to Senior Vice President and Chief Financial Officer in December 2000. He previously worked with a public accounting firm. He has served in leadership capacities in various professional, church and civic organizations. He is a Certified Public Accountant. He serves on the Church Council and several committees at Pine Valley United Methodist Church and is an active member of Winter Park Optimist.

     DICKSON B. BRIDGER was employed in March 1984 as a mortgage loan originator. He was promoted to Vice President in February 1990 and Senior Vice President-Mortgage Lending in December 2000. He is a member of Wilmington West Rotary and serves as an Elder of the Little Chapel on the Boardwalk church at Wrightsville Beach, North Carolina.

                                   REGULATION

REGULATION OF THE COMPANY

     GENERAL: The Company is registered as a public company with the Securities and Exchange Commission (the "SEC"), its common stock is quoted on The Nasdaq Stock Market, Inc. ("Nasdaq") and it is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA") and, as such, is subject to supervision and regulation by the Federal Reserve Board. The Company is also subject to regular examination by the Federal Reserve Board. In addition, as a state commercial bank holding company, the Company is subject to supervision by the Commissioner under North Carolina law. As a public company, the Company is required to file annual, quarterly and current reports with the SEC. As a bank holding company, the Company is required to furnish to the Federal Reserve Board annual and quarterly reports of its operations at the end of each period and to furnish such additional information as the Federal Reserve Board may require pursuant to the BHCA.

     FINANCIAL MODERNIZATION LEGISLATION: The Gramm-Leach-Bliley ("G-L-B") Act, which was enacted in November 1999, authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that are permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act imposed new requirements on financial institutions with respect to customer privacy.

     ACQUISITIONS: Under the BHCA, a bank holding company must obtain the prior approval of the Federal Reserve Board before (1) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; (3) merging or consolidating with another bank holding company; or (4) acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries.

     The BHCA prohibits the Federal Reserve Board from approving an application by a bank holding company to acquire voting shares of a bank located outside the state in which the operations of the holding company's bank subsidiaries are principally conducted, unless such an acquisition is specifically authorized by state law. The State of North Carolina has enacted reciprocal interstate banking statutes that authorize banks and their holding companies in North Carolina to be acquired by banks or their holding companies in states that have also enacted reciprocal banking legislation, and permit North Carolina banks and their holding companies to acquire banks in such other states.

     Under the BHCA, any company must obtain approval of the Federal Reserve Board prior to acquiring control of the Company or the Bank. For purposes of the BHCA, "control" is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank.

     The Change in Bank Control Act and the regulations of the Federal Reserve Board thereunder require any person or persons acting in concert (except for companies required to make application under the BHCA), to file a written notice with the Federal Reserve Board before such person or persons may acquire control of the Company or the Bank. The Change in Bank Control Act defines "control" as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank.

     DIVIDENDS: The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality, and overall financial condition.

     STOCK REPURCHASES: Bank holding companies generally are required to give the Federal Reserve Board notice of any purchase or redemption of outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth.

     SARBANES-OXLEY ACT OF 2002: On July 30, 2002, the Sarbanes-Oxley Act of 2002 ("SOX") was signed into law. SOX contains provisions addressing corporate and accounting fraud which both amended the Securities Exchange Act of 1934, as amended (the "Act") and directed the SEC to promulgate rules. SOX provided for the establishment of a new Public Company Accounting Oversight Board ("PCAOB"), to enforce auditing, quality control and independence standards for firms that audit public reporting companies and will be funded by fees from all public reporting companies. It is unlawful for any person that is not a registered public accounting firm ("RPAF") to audit a public reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The SEC has prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. SOX requires the RPAF that issues the audit report to attest to and report on management's assessment of the Company's internal controls. In addition, SOX requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement.

     SOX also increases the oversight and authority of audit committees of publicly traded companies. SOX imposed higher standards for auditor independence and restricts provisions of consulting services by auditing firms to companies they audit. Any non-audit services (subject to a 5% de minimis exception) being provided to an audit client require pre-approval by the Company's audit committee members. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all public reporting companies must disclose whether at least one member of the committee is an audit committee "financial expert" (as such terms is defined by the SEC rules) and if not, why not. Audit committees of Company's listed on the Nasdaq must be composed of three directors who meet the definition of "independent" set forth both in NASD Rule 4200(a)(15) and Section 10A(m) and Rule 10A-3 of the Act, and whose audit committee has a written charter containing specific elements set forth in these same NASD and SEC rules and sections. A Company with stock quoted on the Nasdaq that fails to be in compliance with these audit committee requirements, as well as additional Nasdaq requirements, will be delisted.

     Due to SOX, longer prison terms will be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors.

     Although the Company anticipates it will incur additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

REGULATION OF THE BANK

     GENERAL: As a North Carolina chartered commercial bank with deposits insured by the Savings Association Insurance Fund ("SAIF") administered by the FDIC, Cooperative Bank is subject to extensive regulation by the North Carolina Office of the Commissioner of Banks (the "Commissioner") and the FDIC. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The Commissioner and the FDIC periodically examine Cooperative Bank for compliance with various regulatory requirements. The Bank must file reports with the Commissioner and the FDIC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

     CAPITAL REQUIREMENTS: The regulations of the Federal Reserve Board and the FDIC require bank holding companies and state-chartered banks that are not members of the Federal Reserve System to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets (as defined) of 3%. Although setting a minimum 3% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is 3% plus an additional "cushion" amount of at least 100 to 200 basis points. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. As a SAIF-insured, state-chartered bank, the Bank must also deduct from Tier 1 capital an amount equal to its investments in, and extensions of credit to, subsidiaries engaged in activities that are not permissible to national banks, other than debt and equity investments in subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities or in subsidiary depository institutions or their holding companies.

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

     The Bank was in compliance with both the FDIC capital requirements and the North Carolina net worth requirement at December 31, 2003. For further information regarding the Bank's capital requirements, see Note 7 of Notes to Consolidated Financial Statements in the Annual Report.

     LIQUIDITY REQUIREMENTS: FDIC policy requires that banks maintain an average daily balance of liquid assets in an amount which it deems adequate to protect the safety and soundness of the bank. Liquid assets include cash, certain time deposits, bankers' acceptances and specified United States government, state, or federal agency obligations. The FDIC currently has no specific level which it requires.

     North Carolina banks must maintain a reserve fund in an amount and/or ratio set by the North Carolina Banking Commission to account for the level of liquidity necessary to assure the safety and soundness of the State banking system.

     PROMPT CORRECTIVE REGULATORY ACTION: Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A significantly undercapitalized institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution.

     Under regulations jointly adopted by the federal banking regulators, an institution's capital adequacy for purposes of the FDICIA prompt corrective action rules is determined on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its Tier 1 or core capital to adjusted total assets).

     The following table shows the capital ratio requirements for each prompt corrective action category:

                                                     Adequately                                   Significantly
                           Well-Capitalized          Capitalized         Undercapitalized       Undercapitalized
                           ----------------          -----------         ----------------       ----------------
Total risk-based
    capital ratio          10.0% or more             8.0% or more        Less than 8.0%          Less than 6.0%
Tier 1 risk-based
    capital ratio           6.0% or more             4.0% or more        Less than 4.0%          Less than 3.0%
Leverage ratio              5.0% or more             4.0% or more *      Less than 4.0% *        Less than 3.0%

--------------------

     *   3.0% if institution has a composite 1 CAMELS rating.

For information regarding the position of the Bank with respect to the FDICIA prompt corrective action rules, see Note 7 of Notes to Consolidated Financial Statements included in the Annual Report hereof.

     COMMUNITY REINVESTMENT ACT: The Bank, like other financial institutions, is subject to the Community Reinvestment Act ("CRA"). The purpose of the CRA is to encourage financial institutions to help meet the credit needs of their entire communities, including the needs of low and moderate income neighborhoods. During the Bank's last compliance examination, the Bank received a
"satisfactory" rating with respect to CRA compliance. The Bank's rating with respect to CRA compliance would be a factor to be considered by the Federal Reserve Board and the FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and, if such rating was less than "satisfactory," could result in the denial of such applications.

     DIVIDEND LIMITATIONS: The Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form.

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

     DEPOSIT INSURANCE: The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. The Bank is currently classified as well capitalized under this assessment system.

     RESTRICTIONS ON CERTAIN ACTIVITIES: Under applicable law, state-chartered banks with deposits insured by the FDIC are generally prohibited from acquiring or retaining any equity investment of a type or in an amount that is not permissible for a national bank. The foregoing limitation, however, does not prohibit FDIC-insured state banks from acquiring or retaining an equity investment in a subsidiary in which the bank is a majority owner. State-chartered banks are also prohibited from engaging as principal in any type of activity that is not permissible for a national bank and subsidiaries of state-chartered, FDIC-insured state banks have been prohibited from engaging as principal in any type of activity that is not permissible for a subsidiary of a national bank unless in either case the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and the bank is, and continues to be, in compliance with applicable capital standards.

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

     TRANSACTIONS WITH AFFILIATES: Transactions between banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a nonaffiliate. A bank holding company and its subsidiaries are considered "affiliates" of the bank under Section 23A and 23B. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, the Bank may not (i) lend or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii)
purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the Bank.

     FEDERAL HOME LOAN BANK SYSTEM: The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. Cooperative Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at December 31, 2003 of approximately $4.2 million.

     FEDERAL RESERVE BOARD REGULATION: Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves of 3% on the first $6.0 million to $42.1 million of transaction accounts, plus 10% on the remainder. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At December 31, 2003, the Bank met its reserve requirements.

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

     PATRIOT ACT: The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

STATE INCOME TAXATION

     Under North Carolina law, the Bank is subject to an annual corporate income tax of 6.90% of its federal taxable income as computed under the Code, subject to certain prescribed adjustments. In addition to the state corporate income tax, the Bank is subject to an annual state franchise tax, which is imposed at a rate of .15% applied to the greatest of the Bank's (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or
(iii) appraised valuation of property in North Carolina. The filing of consolidated returns is not permitted under North Carolina law. Lumina is subject to an annual corporate income tax in North Carolina, South Carolina and Virginia at a rate of 6.90%, 5.00% and 6.00% respectively.

ITEM 2.  PROPERTIES
-------------------

     The Bank operated 21 offices throughout the coastal and inland communities of eastern North Carolina at December 31, 2003. The Bank has a total of 6 offices that are subject to leases. The land is leased for 3 of these offices on which the Bank has built its own buildings. Two offices are a lease of the land and the building on it and one is an office condominium that is leased by the Bank. Lumina operated 4 offices in Wilmington, North Carolina; North Myrtle Beach, South Carolina; and Virginia Beach, Virginia. All of these offices are leased. For additional information relating to premises and equipment, see Note 4 of Notes to Consolidated Financial Statements in the Annual Report.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Although the Company and Bank, from time to time, are involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Company or the Bank or any subsidiary is a party to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------------------------------------------------

     The   information   contained  under  the  section   captioned   "Corporate
Information" in the Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The Report of Independent Accountants, Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Annual Report, which are listed under Item 15 herein, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

     The information contained in the section captioned "Relationship With Public Accountants" in the Company's definitive Proxy Statement for the Company's 2004 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 9A.  CONTROLS AND PROCEDURES
---------------------------------

     As of the end of the  period  covered  by this  report,  management  of the
Company  carried  out  an  evaluation,   under  the  supervision  and  with  the
participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. It should be noted that the design of the Company's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

     There have been no changes in the Company's internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company's last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     For information concerning the Board of Directors, the identification of the Audit Committee and the audit committee financial expert, the information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

     The information contained under the caption "Executive Officers" under Part I of this Form 10-K is incorporated herein by reference.

     Information regarding delinquent Form 3, 4 and 5 filers is incorporated herein by reference to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

     The Company has adopted a Code of Ethics that applies to the Company's directors, officers and employees, including its principal executive officer, principal financial officer and principal accounting officer and it is posted on our website at www.coop-bank.com.

     The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of its Code of Ethics by posting such information on its internet website at www.coop-bank.com.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The  information  contained  under the  section  captioned  "Proposal  I --
Election of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------------------

     (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

     (b)  SECURITY OWNERSHIP OF MANAGEMENT

          Information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" in the Proxy Statement.

     (c)  CHANGES IN CONTROL

          Management of the Company knows of no arrangements, including any pledge of any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

     (d)  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

          The following table sets forth certain information as of December 31, 2003 with respect to the Company's equity compensation plans.

                                          (a)                     (b)                               (c)
                                                           Weighted-average        Number of securities remaining
                                Number of securities to        exercise           available for future issuance under
                                be issued upon exercise  price of outstanding           equity compensation
                                of outstanding options,    options, warrants          plans (excluding securities
                                   warrants & rights          and rights              reflected in column (a))
                                -----------------------  --------------------     -----------------------------------
Equity compensation plans
  approved by security holders              128,443                $11.01                        135,062

Equity compensation plans not
  approved by security holders                   --                    --                             --
                                            -------                ------                        -------
Total                                       128,443                $11.01                        135,062
                                            =======                ======                        =======


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Audit and Other Fees Paid to the Independent Public Accountant" in the Proxy Statement.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a)  LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT.
          ------------------------------------------------

              (1) Financial  Statements.  The following  consolidated
                  --------------------- financial statements are incorporated by reference from Item 8 hereof:

                  Report of Independent Auditors
                  Consolidated Statements of Financial Condition as of December
                   31, 2003 and 2002
                  Consolidated Statements of Operations for the Years Ended
                   December 31, 2003, 2002 and 2001
                  Consolidated Statements of Comprehensive Income for the Years
                   Ended December 31, 2003, 2002 and 2001
                  Consolidated Statements of Stockholders' Equity for the Years
                   Ended December 31, 2003, 2002 and 2001
                  Consolidated Statements of Cash Flows for the Years Ended
                   December 31, 2003, 2002, and 2001
                  Notes to Consolidated Financial Statements

              (2) Financial Statement Schedules. All schedules for which
                  ------------------------------ provision is made in the
                  applicable accounting regulations of the Securities and Exchange Commission are omitted, except for the report below, because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related thereto.

                  The report of KPMG LLP with respect to the consolidated financial condition, operations, comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001.

              (3) Exhibits. The following is a list of exhibits filed as part of
                  --------- this Annual Report on Form 10-K or incorporated herein by reference and is also the Exhibit Index.

        No.                         Description
        ---                         -----------
        3.1*                        Articles of Incorporation
        3.2                         Bylaws, as amended
        10.1**                      Cooperative Bankshares, Inc. 1998 Stock Option and Incentive Plan
        10.2*                       Employment Agreement with Frederick Willetts, III
        10.3****                    Severance Agreement with Todd L. Sammons
        10.4***                     Severance Agreement with O.C. Burrell, Jr.
        10.5****                    Severance Agreement with Dickson B. Bridger
        10.6*                       Amendment to Severance Agreement of O.C. Burrell, Jr.
        10.7*                       Indemnity Agreement with Directors and Executive Officers
        10.8*****                   Director Retirement Agreements between Cooperative Bank and Each Non-Employee Director of Cooperative Bank
        10.9*****                   Director Deferred Fee Agreements between Cooperative Bankshares, Inc. and each Director of the
                                    Company
        10.10*****                  Director Deferred Fee Agreements between Cooperative Bank and Each Non-Employee Director of
                                    Cooperative Bank
        10.11*****                  Executive Indexed Retirement Agreements between Cooperative Bank and Frederick Willetts, III and
                                     O. C. Burrell, Jr.
        11                          Statement re: computation of per share earnings - Reference is made to the Company's
                                     Consolidated
                                    Statements of Operations attached hereto as Exhibit 13, which are incorporated herein by reference
        13                          Annual Report to Stockholders for the Fiscal Year Ended December 31, 2003
        21                          Subsidiaries
        23.1                        Consent of Dixon Hughes PLLC
        23.2                        Consent of KPMG LLP


        NO.                         DESCRIPTION
        ---                         -----------
        31.1                        Rule 13a-14(a) Certification of Chief Executive Officer
        31.2                        Rule 13a-14(a) Certification of Chief Financial Officer
        32                          Certification Pursuant to 18 U.S.C. Section 1350

-------------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Reg. No. 33-79206).
** Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-92219).
*** Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1997.
**** Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2000.
*****Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2001.

     (b) REPORTS ON FORM 8-K. The Company filed the following  Current Report on
         --------------------
Form 8-K during the last quarter covered by this report.

         Date of Report                     Item(s) Reported           Financial Statement Filed
         --------------                     ----------------           -------------------------
       October 23, 2003                          7, 12                              N/A

     (c)  EXHIBITS.  The  exhibits  required by Item 601 of  Regulation  S-K are
          ---------
either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

     (d) FINANCIAL  STATEMENTS AND SCHEDULES EXCLUDED FROM ANNUAL REPORT.  There
         ----------------------------------------------------------------
are no other financial statements and financial statement schedules which were excluded from the Annual Report pursuant to Rule 14a-3(b) which are required to be included herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              COOPERATIVE BANKSHARES, INC.




Date:  March 17, 2004                                         By: /s/Frederick Willetts, III
                                                                 -----------------------------------------
                                                                     Frederick Willetts, III
                                                                     President and Chief Executive Officer
                                                                     (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/Frederick Willetts, III                                            Date:  March 17, 2004
    -------------------------------------------------
       Frederick Willetts, III
       President, Chief Executive Officer and Chairman
       (Principal Executive Officer and Director)

By:   /s/Todd L. Sammons                                                     Date:  March 17, 2004
    -------------------------------------------------
       Todd L. Sammons
       Senior Vice President and Chief Financial Officer
       (Principal Financial and Accounting Officer)

By:  /s/Paul G. Burton                                                       Date:  March 17, 2004
    -------------------------------------------------
       Paul G. Burton
       (Director)

By:  /s/Russell M. Carter                                                    Date:  March 17, 2004
    -------------------------------------------------
       Russell M. Carter
       (Director)

By:  /s/F. Peter Fensel, Jr.                                                 Date:  March 17, 2004
    -------------------------------------------------
       F. Peter Fensel, Jr.
       (Director)

By:  /s/James D. Hundley                                                     Date:  March 17, 2004
    -------------------------------------------------
       James D. Hundley
       (Director)

By:  /s/H. Thompson King, III                                                Date:  March 17, 2004
    -------------------------------------------------
       H. Thompson King, III
       (Director)

By:  /s/R. Allen Rippy                                                       Date:  March 17, 2004
    -------------------------------------------------
       R. Allen Rippy
       (Director)

By:  /s/O. Richard Wright, Jr.                                               Date:  March 17, 2004
    -------------------------------------------------
       O. Richard Wright, Jr.
       (Director)