Form 10-Q
period 2004-03-31
COOPERATIVE BANKSHARES INC
filed 2004-05-12
CIK 923529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                            -------------------------

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2004
                                               ---------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------

                         Commission File Number: 0-24626
                                                 -------

                          COOPERATIVE BANKSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      North Carolina                                            56-1886527
------------------------------                                  ----------
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

201 Market Street, Wilmington, North Carolina                      28401
---------------------------------------------                      -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:     (910) 343-0181
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

                                        /X/   Yes                  / /  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                       / /    Yes                 /X/   No


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest
practicable     date.     2,860,764 shares at April 23, 2004
                          ----------------------------------

                                TABLE OF CONTENTS


                                                                                              Page
                                                                                              ----
Part I    Financial Information

   Item 1 Financial Statements

          Consolidated  Statements  of Financial  Condition,  March 31, 2004 and
          December 31, 2003                                                                     3

          Consolidated  Statements  of  Operations,  for the three  months ended
          March 31, 2004 and 2003                                                               4

          Consolidated  Statement of Stockholders'  Equity, for the three months
          ended March 31, 2004                                                                  5

          Consolidated  Statements  of Cash Flows,  for the three  months  ended
          March 31, 2004 and 2003                                                               6-7

          Notes to Consolidated Financial Statements                                            8-9

   Item 2 Management's  Discussion  and Analysis of Financial  Condition  and
          Results of Operations                                                                10-15

   Item 3 Market Risk                                                                           15

   Item 4 Controls and Procedures                                                               15-16

Part II   Other Information

   Item 1 Legal Proceedings                                                                     17

   Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
           Securities                                                                           17

   Item 3 Defaults Upon Senior Securities                                                       17

   Item 4 Submission of Matters to a Vote of Security Holders                                   17

   Item 5 Other Information                                                                     17

   Item 6 Exhibits and Reports on Form 8-K                                                      17

          Signatures                                                                            18

Exhibits

   31.1   Certification of Chief Executive Officer                                              19

   31.2   Certification of Chief Financial Officer                                              20

   32     Certification Pursuant to 18 U.S.C. Section 1350                                      21

              COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                              MARCH 31, 2004       DECEMBER 31, 2003*
                                                                              ---------------      ------------------
                                                                               (UNAUDITED)
                                 ASSETS
  Cash and due from banks, noninterest-bearing                                  $  13,418,492          $  14,400,034
  Interest-bearing deposits in other banks                                          4,750,786              3,993,331
                                                                                -------------          -------------
    Total cash and cash equivalents                                                18,169,278             18,393,365
  Securities:
    Available for sale (amortized cost of $47,884,134 in March 2004
     and $43,180,913 in December 2003)                                             48,712,704             43,613,112
    Held to maturity (estimated market value of $3,606,844 in March
     2004 and $3,889,736 in December 2003)                                          3,508,140              3,806,376
  FHLB stock                                                                        4,354,400              4,154,400
  Loans held for sale                                                               8,304,744              6,375,275

  Loans                                                                           415,258,023            404,820,362
    Less allowance for loan losses                                                  3,638,961              3,447,002
                                                                                -------------          -------------
      Net loans                                                                   411,619,062            401,373,360

  Accrued interest receivable                                                       1,986,214              1,852,366
  Premises and equipment, net                                                       8,586,347              8,665,698
  Goodwill                                                                          1,461,543              1,461,543
  Other assets                                                                     12,179,366             12,741,394
                                                                                -------------          -------------
          Total assets                                                          $ 518,881,798          $ 502,436,889
                                                                                =============          =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits                                                                      $ 376,450,494          $ 367,202,433
  Short-term borrowings                                                            32,048,351             41,416,785
  Escrow deposits                                                                     296,599                199,433
  Accrued interest payable                                                            195,851                180,067
  Accrued expenses and other liabilities                                            2,577,038              2,207,003
  Long-term obligations                                                            63,086,523             48,087,770
                                                                                -------------          -------------
       Total liabilities                                                          474,654,856            459,293,491
                                                                                -------------          -------------

Stockholders' equity:
  Preferred stock, $1 par value, 3,000,000 shares authorized,
    no shares issued and outstanding                                                       --                     --
  Common stock, $1 par value, 7,000,000 shares authorized,
    2,860,764 and 2,849,447 shares issued and outstanding                           2,860,764              2,849,447
  Additional paid-in capital                                                        2,673,233              2,638,044
  Accumulated other comprehensive income                                              546,856                285,251
  Retained earnings                                                                38,146,089             37,370,656
                                                                                -------------          -------------
       Total stockholders' equity                                                  44,226,942             43,143,398
                                                                                -------------          -------------
          Total liabilities and stockholders' equity                            $ 518,881,798          $ 502,436,889
                                                                                =============          =============

Book value per common share                                                           $ 15.46                $ 15.14
                                                                                =============          =============

* Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

          COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)

                                                                         Three Months Ended
                                                                               March 31,
                                                                        2004                 2003
                                                                   -------------         -----------
INTEREST INCOME:
  Loans                                                              $ 5,944,835         $ 6,564,072
  Securities                                                             562,083             603,090
  Other                                                                    9,880               9,806
  Dividends on FHLB stock                                                 35,736              45,575
                                                                   -------------         -----------
       Total interest income                                           6,552,534           7,222,543
                                                                   -------------         -----------
INTEREST EXPENSE:
  Deposits                                                             1,506,825           2,038,260
  Borrowed funds                                                         672,009             891,943
                                                                   -------------         -----------
       Total interest expense                                          2,178,834           2,930,203
                                                                   -------------         -----------
NET INTEREST INCOME                                                    4,373,700           4,292,340
Provision for loan losses                                                220,000             200,000
                                                                   -------------         -----------
       Net interest income after provision for loan losses             4,153,700           4,092,340
                                                                   -------------         -----------
NONINTEREST INCOME:
   Gain on sale of loans                                                 580,169             977,456
   Service charges and fees on loans                                      69,713             149,152
   Deposit-related fees                                                  364,091             256,871
   Bank-owned life insurance earnings                                     86,608              97,074
   Other income, net                                                      44,910              52,625
                                                                    ------------         -----------
       Total noninterest income                                        1,145,491           1,533,178
                                                                    ------------         -----------
NONINTEREST EXPENSE:
   Compensation and fringe benefits                                    2,296,407           2,268,591
   Occupancy and equipment                                               824,305             647,931
   Professional and examination fees                                     131,221             101,247
   Advertising                                                           124,981             120,555
   Real estate owned                                                         432              17,890
   Other                                                                 523,099             462,553
                                                                    ------------         -----------
     Total noninterest expenses                                        3,900,445           3,618,767
                                                                    ------------         -----------
Income before income taxes                                             1,398,746           2,006,751
Income tax expense                                                       480,276             619,101
                                                                    ------------         -----------
Net Income                                                          $    918,470         $ 1,387,650
                                                                    ============         ===========

Net Income Per Share:
   Basic                                                                  $ 0.32              $ 0.49
                                                                    ============         ===========
   Diluted                                                                $ 0.32              $ 0.48
                                                                    ============         ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                               2,855,539           2,844,678
                                                                    ============         ===========
   Diluted                                                             2,913,184           2,887,096
                                                                    ============         ===========

The accompanying notes are an integral part of the consolidated financial statements.

                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                             Accumulated
                                                             Additional          other                               Total
                                              Common          paid-in        comprehensive        Retained       stockholders'
                                               stock          capital           income            earnings           equity
                                           -------------    ------------     -------------      ------------     --------------
Balance, December 31, 2003                 $ 2,849,447      $ 2,638,044         $ 285,251      $ 37,370,656      $ 43,143,398
  Exercise of stock options                     14,000          104,625                --                --           118,625
  Stock traded to exercise options
    (2,683 shares)                              (2,683)         (69,436)                                              (72,119)
  Other comprehensive
   loss, net of taxes                               --               --           261,605                --           261,605
  Net income                                        --               --                --           918,470           918,470
  Cash dividends ($.05 per share)                   --               --                --          (143,037)         (143,037)
                                           -----------      -----------         ---------      ------------      ------------
Balance, March 31, 2004                    $ 2,860,764      $ 2,673,233         $ 546,856      $ 38,146,089      $ 44,226,942
                                           ===========      ===========         =========      ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

               COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,

                                                                                          2004                    2003
                                                                                      ------------            ------------
OPERATING ACTIVITIES:
  Net income                                                                            $ 918,470             $ 1,387,650
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Net accretion, amortization, and depreciation                                       254,546                 318,037
      Net gain on sale of loans                                                          (580,169)             (1,026,756)
      Provision (benefit) from deferred income taxes                                      (85,420)                (43,329)
      Loss on sales of foreclosed real estate                                                  --                     534
      Valuation losses on foreclosed real estate                                               --                 107,880
      Provision for loan losses                                                           220,000                 200,000
      Originations of loans held for sale                                             (34,758,191)            (56,336,726)
      Proceeds from sales of loans held for sale                                       33,410,564              62,230,202
      Changes in assets and liabilities:
        Accrued interest receivable                                                      (133,848)                 46,987
        Prepaid expenses and other assets                                                 521,329                  62,917
        Accrued interest payable                                                           15,784                  (6,266)
        Accrued expenses and other liabilities                                            370,035              (1,058,443)
                                                                                     ------------            ------------
          Net cash provided by operating activities                                       153,100               5,882,687
                                                                                     ------------            ------------

INVESTING ACTIVITIES:
  Purchases of securities available for sale                                           (5,293,578)                     --
  Repayments of mortgage-backed securities available for sale                             570,274               1,619,390
  Repayments of mortgage-backed securities held to maturity                               298,353                 226,074
  Loan originations, net of principal repayments                                      (10,476,022)            (10,848,421)
  Proceeds from disposals of foreclosed real estate                                            --                  74,390
  Net expenditures on foreclosed real estate                                                   --                  (4,822)
  Net sales (purchases) of FHLB stock                                                    (200,000)                250,100
  Purchases of premises and equipment                                                    (155,229)               (803,952)
                                                                                     ------------            ------------
          Net cash used in investing activities                                       (15,256,202)             (9,487,241)
                                                                                     ------------            ------------

FINANCING ACTIVITIES:
  Net increase in deposits                                                              9,248,061              17,766,319
  Net proceeds (repayments) on short-term borrowings                                      631,566              (9,857,575)
  Repayments on long-term obligations                                                      (1,247)                 (1,181)
  Proceeds on long-term borrowings                                                      5,000,000                      --
  Proceeds from issuance of common stock                                                   46,506                 184,508
  Dividends paid                                                                         (143,037)               (142,398)
  Net change in escrow deposits                                                            97,166                 157,887
                                                                                     ------------            ------------
          Net cash provided by financing activities                                    14,879,015               8,107,560
                                                                                     ------------            ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                    (224,087)              4,503,006
CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                                                  18,393,365              11,858,603
                                                                                     ------------            ------------
  END OF PERIOD                                                                      $ 18,169,278            $ 16,361,609
                                                                                     ============            ============

(Continued)

                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                                                  THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                              2004                   2003
                                                                          -------------         ---------------
Cash paid for:
  Interest                                                              $    2,163,050         $    2,936,469
  Income taxes                                                                  25,900                207,652

Summary of noncash investing and financing activities:
  Transfer from loans to foreclosed real estate                                120,372                479,462
  Loans to facilitate the sale of foreclosed real estate                       111,725                     --
  Unrealized loss on securities available for sale,
     net of taxes                                                              261,605                (61,707)
  Reclassifications between long-term obligations
     and short-term borrowings                                              10,000,000                     --


The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Accounting  Policies:  The  significant  accounting  policies  followed  by
     ---------------------
     Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 2003 (the "Annual Report"). The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

2.   Basis of Presentation:  The accompanying  unaudited  consolidated financial
     ----------------------
     statements include the accounts of Cooperative Bankshares, Inc., Cooperative Bank (the "Bank") and its wholly owned subsidiaries, Lumina Mortgage Company, Inc. ("Lumina") and CS&L Holdings, Inc. ("Holdings"), and Holdings' majority owned subsidiary, CS&L Real Estate Trust, Inc. (the "REIT"). All significant intercompany items have been eliminated. Certain items for prior periods have been reclassified to conform to the current period presentation. These reclassifications have no effect on the net income or stockholders' equity as previously reported.

3.   Earnings Per Share:  Earnings per share (EPS) is calculated by dividing net
     -------------------
     income by the weighted average number of common shares  outstanding  (basic
     EPS) and the sum of the weighted average number of common shares outstanding and potential common stock (diluted EPS). Potential common stock consists of stock options issued and outstanding. In determining the number of shares of potential common stock, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise. The following table provides a reconciliation of income available to common stockholders and the average number of shares outstanding for the periods below:

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        2004               2003
                                                                    -----------       ------------
Net income (numerator)                                              $  918,470        $ 1,387,650

Shares for basic EPS (denominator)                                   2,855,539          2,844,678
Dilutive effect of stock options                                        57,645             42,418
                                                                    ----------        -----------
Shares for diluted EPS (denominator)                                 2,913,184          2,887,096
                                                                    ==========        ===========

For the periods ended March 31, 2004 and 2003, there were 0 and 4,204 options outstanding respectively that were antidilutive since the exercise price exceeds the average market price. The options have been omitted from the calculation of the dilutive effect of stock options.

4.   Comprehensive  Income:  Comprehensive  income  includes  net income and all
     ----------------------
     other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities. The following table sets forth the components of other comprehensive income and total comprehensive income for the three months ended March 31.


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           2004             2003
                                                                      -----------       -----------
Net income                                                            $   918,470       $ 1,387,650
Other comprehensive income (loss):
   Unrealized gain (loss) arising during the period                       396,371          (172,420)

Income tax benefit (expense)                                             (134,766)          110,713
                                                                      -----------       -----------
Other comprehensive income (loss)                                         261,605           (61,707)
                                                                      -----------       -----------
Comprehensive income                                                  $ 1,180,075       $ 1,325,943
                                                                      ===========       ===========


5.   Stock-Based  Compensation:  On January 1, 1996 the Company adopted SFAS No.
     --------------------------
     123,  "Accounting for Stock-Based  Compensation".  As permitted by SFAS No.
     123, the Company has chosen to continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The option exercise price is the market price of the common stock on the date the option is granted. Accordingly, no compensation cost has been recognized for options granted under the Option Plan. Had compensation cost for the Company's Option Plan been determined based on the fair value at the grant dates for awards under the option plan consistent with the method of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below.

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                      2004            2003
                                                   ----------     -----------
Net income, as reported                            $ 918,470      $ 1,387,650
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of related tax effects                (23,054)              --
                                                   ---------      -----------
Proforma net income                                $ 895,416      $ 1,387,650
                                                   =========      ===========

Earnings per share:
   Basic-as reported                                  $ 0.32           $ 0.49
                                                   =========      ===========
   Basic-proforma                                     $ 0.31           $ 0.49
                                                   =========      ===========
   Diluted-as reported                                $ 0.32           $ 0.48
                                                   =========      ===========
   Diluted-proforma                                   $ 0.31           $ 0.48
                                                   =========      ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Cooperative Bankshares, Inc. (the "Company") is a registered bank holding company incorporated in North Carolina in 1994. The Company is the parent company of Cooperative Bank (the "Bank"), a North Carolina chartered commercial bank. Cooperative Bank, headquartered in Wilmington, North Carolina, was chartered in 1898. The Bank provides financial services through 21 offices in Eastern North Carolina. One of the Bank's subsidiaries, Lumina Mortgage Company, Inc. ("Lumina") is a mortgage banking firm originating and selling residential mortgage loans through offices in Wilmington, North Carolina, North Myrtle Beach, South Carolina, and Virginia Beach, Virginia. The Bank's other subsidiary, CS&L Holdings, Inc. ("Holdings") is a Virginia corporation and the holding company for CS&L Real Estate Trust, Inc. (the "REIT"), which is a real estate investment trust.

Through its financial centers, the Bank provides a wide range of banking products, including interest-bearing and noninterest-bearing checking accounts, certificates of deposit and individual retirement accounts. It offers an array of loan products: overdraft protection, commercial, consumer, agricultural, real estate, residential mortgage and home equity loans. Also offered are safe deposit boxes and automated banking services through ATMs and Access24 Phone Banking. The Bank began offering Online Banking and Bill Payment in July 2003. In addition, the Bank also offers discount brokerage services, annuity sales and mutual funds through a third party arrangement with UVEST Investment Services.

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

MANAGEMENT STRATEGY

The Bank's lending activities have traditionally concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. In recent years, however, the Bank has emphasized origination of nonresidential real estate loans and secured and unsecured consumer and business loans. As of March 31, 2004, approximately $274 million, or 66%, of the Bank's loan portfolio, which excludes loans held for sale, consisted of loans secured by residential properties. This compared to approximately $267 million, or 66% at December 31, 2003. The Bank originates adjustable rate and fixed rate loans. As of March 31, 2004, adjustable rate and fixed rate loans totaled approximately 68 % and 32%, respectively, of the Bank's total loan portfolio.

The Bank has chosen to sell a large percentage of its fixed rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to reinvest these funds in commercial loans, while increasing fee income. This is part of the continuing effort to restructure the balance sheet and operations to be more reflective of a commercial bank.

INTEREST RATE SENSITIVITY ANALYSIS

Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be analyzed using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. Gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At March 31, 2004, Cooperative had a one-year positive gap position of 3.1%. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, a part of the Company's adjustable-
rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings, and money market deposit accounts. Experience has shown that the Company sees relatively modest repricing on these types of transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

When Lumina gives a rate lock commitment to a customer, there is a concurrent "lock in" for the loan with a secondary market investor under a best efforts delivery mechanism. Therefore, interest rate risk is mitigated because any commitment to fund a loan available for sale is concurrently hedged by a commitment from an investor to purchase the loan under the same terms. Loans are usually sold within 60 days after closing.

LIQUIDITY

The Company's goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses, and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, deposits, income from operations and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta ("FHLB") in an amount of up to 25% of the Bank's total assets. At March 31, 2004, the Bank's borrowed funds from the FHLB equaled 16.8% of its total assets. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition.

At March 31, 2004, the estimated market value of liquid assets (cash, cash equivalents, marketable securities and loans held for sale) was approximately $78.8 million, which represents 16.7% of deposits and borrowed funds as compared to $71.8 million or 15.7% of deposits and borrowed funds at December 31, 2003. The increase in liquid assets was due to an increase in available for sale securities and loans held for sale.

The Company's primary uses of liquidity are to fund loans and to make investments. At March 31, 2004, outstanding off-balance sheet commitments to extend credit totaled $39.7 million, and the undisbursed portion of construction loans was $45.0 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL

Stockholders' equity at March 31, 2004, was $44.2 million, up 2.5% from $43.1 million at December 31, 2003. Stockholders' equity at March 31, 2004, includes an unrealized gain net of tax of $546,856 as compared to an unrealized gain net of tax at December 31, 2003, of $285,251 on securities available for sale marked to estimated fair market value.

Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At March 31, 2004, the Bank's ratio of Tier I capital was 8.47%. The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of allowance for loan losses. At
March 31, 2004, the Bank had a ratio of qualifying total capital to risk-weighted assets of 11.93%.

The Company, as a bank holding company, is also subject, on a consolidated basis, to the capital adequacy guidelines of the Board of Governors of the Federal Reserve (the "Federal Reserve Board"). The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. The Company currently exceeds all of its capital requirements. Management expects the Company to continue to exceed these capital requirements without altering current operations or strategies. On March 14, 2004, the Company's Board of Directors approved a quarterly cash dividend of $.05 per share. The dividend was paid on April 16, 2004 to stockholders of record as of April 1, 2004. Any future payment of dividends is dependent on the financial condition and capital needs of the Company, requirements of regulatory agencies, and economic conditions in the marketplace.

CRITICAL ACCOUNTING POLICY

The Bank's most significant critical accounting policies are those that govern accounting for loans and its allowance for loan losses and goodwill. A critical accounting policy is one that is both very important to the portrayal of the Company's financial condition and results, and requires a difficult, subjective or complex judgment by management. What makes these judgments inherently difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. For further information on the allowance for loan losses, see the "Critical Accounting Policy" and the "Financial Condition" in Management's Discussion and Analysis and Note 3 of "Notes to Consolidated Financial Statements" included in the Annual Report. For further information on goodwill, see the "Critical Accounting Policy" in Management's Discussion and Analysis and Note 13 of "Notes to Consolidated Financial Statements" included in the Annual Report.

FINANCIAL CONDITION AT MARCH 31, 2004 COMPARED TO DECEMBER 31, 2003

The Company's total assets increased 3.3% to $518.9 million at March 31, 2004, as compared to $502.4 million at December 31, 2003. The major change in the assets was an increase of $10.4 million (2.6%) in loans, which was funded primarily by an increase in deposits of $9.2 million (2.5%). The increase in loans and deposits was a result of opening new branches. The Bank increased securities available for sale by $5.1 million (11.7%) and loans held for sale by $1.9 million (30.3%). The security purchase was funded by an advance from the FHLB. Borrowed funds, collateralized through an agreement with the FHLB for advances, are secured by the Bank's investment in FHLB stock and qualifying first mortgage loans. Loans held for sale are funded by a short-term borrowing at another financial institution. This loan increased $1.5 million since December 31, 2003 and is collateralized by the loans held for sale.

The Company's nonperforming assets (loans 90 days or more delinquent and foreclosed real estate) were $220,000, or 0.04% of assets, at March 31, 2004, compared to $267,000, or 0.05% of assets, at December 31, 2003. The Bank did not own any foreclosed real estate at March 31, 2004, or December 31, 2003. The
Company assumes an aggressive position in collecting delinquent loans and disposing of foreclosed assets to minimize balances of nonperforming assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. For further information see "Comparison of Operating Results - Provision and Reserve for Loan Losses".

COMPARISON OF OPERATING RESULTS

OVERVIEW

The net income of the Company depends primarily upon net interest income. Net interest income is the difference between the interest earned on loans, the securities portfolios and interest-earning deposits and the cost of funds, consisting principally of the interest paid on deposits and borrowings. The Company's operations are materially affected by general economic conditions, the monetary and fiscal policies of the Federal government, and the policies of regulatory authorities. Yields and costs have continued to decline because of the actions taken by the Federal Reserve over the past several years to reduce interest rates in hopes of spurring the economy.

NET INCOME

Net income for the three-month period ended March 31, 2004, of $918,000 represents a 33.8% decrease as compared to the same period last year. The decrease in net income for the period ended March 31, 2004 can be attributed to a decrease in noninterest income of $388,000 and an increase in noninterest expense of $282,000.

INTEREST INCOME

For the three-month period ended March 31, 2004, interest income decreased 9.3% as compared to the same period a year ago. The average balance of interest-earning assets increased 0.1% but the average yield decreased 58 basis points as compared to the same period a year ago. The yield on average interest-earning assets decreased to 5.51% as compared to 6.09% for the same period a year ago which caused the negative impact on interest income.

INTEREST EXPENSE

Interest expense decreased 25.6% for the three-month period ended March 31, 2004, as compared to the same period a year ago. This decrease was due to the average cost of interest-bearing liabilities decreasing 64 basis points as compared to the same period a year ago. In addition, the average balance of interest-bearing liabilities decreased

1.9% as compared to the same period a year ago. The cost of interest-bearing liabilities decreased to 2.03% as compared to 2.67% for the same period last year.

NET INTEREST INCOME

Net interest income for the three-month period ended March 31, 2004, as compared to the same period a year ago, increased 1.9%. The increase was due to a decrease in interest-bearing liabilities versus an increase in interest-earning assets. There was also a larger decrease in the cost of liabilities, versus the yield on assets. This can be attributed to the Bank's success in obtaining both low and no cost deposits. See "Average Yield/Cost Analysis" table for further information on interest income and interest expense.

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

                                                                              For the quarter ended
                                                                March 31, 2004                      March 31, 2003
                                                 ---------------------------------------------------------------------------------
(Dollars in thousands)                                                      Average                                     Average
                                                     Average                 Yield/        Average                       Yield/
                                                     Balance    Interest      Cost         Balance       Interest         Cost
                                                 ------------- ---------- -------------  ------------  ------------- ------------
Interest-earning assets:
   Interest-bearing deposits in other banks            $4,432    $   10      0.90%        $  3,554         $   10        1.13%
   Securities:
      Available for sale                               46,512       512      4.40%          40,339            493        4.89%
      Held to maturity                                  3,749        50      5.33%           7,783            109        5.60%
   FHLB stock                                           4,133        36      3.48%           4,124             46        4.46%
   Loan portfolio                                     416,469     5,945      5.71%         418,894          6,564        6.27%
                                                     --------    ------                   --------         ------
    Total interest-earning assets                     475,295     6,553      5.51%         474,694          7,222        6.09%

Non-interest earning assets                            25,629                               26,266
                                                     --------                             --------
Total assets                                         $500,924                             $500,960
                                                     ========                             ========


Interest-bearing liabilities:
   Deposits                                           344,086     1,507      1.75%         344,878          2,038        2.36%
   Borrowed funds                                      86,052       672      3.12%          93,473            892        3.82%
                                                     --------    ------                   --------         ------
    Total interest-bearing liabilities                430,138    $2,179      2.03%         438,351         $2,930        2.67%
                                                                 ------                                    ------

Non-interest bearing liabilities                       29,868                               23,772
                                                     --------                             --------

    Total liabilities                                 460,006                              462,123
    Stockholders' equity                               40,918                               38,837
                                                     --------                             --------
Total liabilities and stockholders' equity           $500,924                             $500,960
                                                     ========                             ========

Net interest income                                              $4,374                                    $4,292
                                                                 ======                                    ======

Interest rate spread                                                         3.48%                                       3.42%
                                                                            =====                                       =====

Net yield on interest-earning assets                                         3.68%                                       3.62%

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                             110.50%                                     108.30%
                                                                           ======                                      ======

PROVISION AND RESERVE FOR LOAN LOSSES

During the three-month period ended March 31, 2004 the Bank had net charge-offs against the allowance for loan losses of $28,000 compared to $140,000 for the same period in 2003. This decrease was primarily due to one credit relationship being charged off during the first quarter of 2003. The Bank added $220,000 to the allowance for loan losses for the current three-month period increasing the balance to $3.6 million at March 31, 2004. This brings the ratio of allowance for loan losses to total loans up to .86% at March 31, 2004 as compared to .84% at December 31, 2003. This percentage continues to rise because of the increase in retail banking loans in the Bank's portfolio. Management considers the current level of the allowance to be appropriate based on loan composition, the current level of delinquencies and other nonperforming assets, overall economic conditions and other factors. Future increases to the allowance may be necessary, however, due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of adjustments to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

NONINTEREST INCOME

Noninterest income decreased by 25.3% for the three-month period ended March 31, 2004, as compared to the same period a year ago. The change in noninterest income can be attributed to gain on sale of loans and service charges and fees on loans decreasing $397,000 and $79,000 respectively. These changes were primarily caused by a reduction in mortgage banking activities caused by lower refinancing activities. Deposit related fees increased $107,000 primarily due to a new service the Bank offered beginning in April 2003 for checking accounts with non-sufficient funds.

NONINTEREST EXPENSE

For the three-month period ended March 31, 2004, noninterest expense increased 7.8% as compared to the same period last year. Occupancy and equipment and other expense increased $176,000 and $61,000 respectively, which was primarily caused by the opening of four new branches since May of 2003.

INCOME TAXES

The effective tax rate for the three-month periods ended March 31, 2004 and 2003, was 34.3% and 30.9% respectively. The lower rate in 2003 was the result of the formation of Holdings and the REIT in December 2002, which caused an adjustment to taxes.

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

ITEM 3 - MARKET RISK

The Company's primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company's interest-earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company's overall earnings. The Company's management actively monitors and manages interest rate risk. One way this is accomplished is through the development of, and adherence to, the Company's asset/liability policy. This policy sets forth management's strategy for matching the risk characteristics of the Company's interest-earning assets and liabilities so as to mitigate the effect of changes in the rate environment. The Company's market risk profile has not changed significantly since December 31, 2003.

ITEM 4 - CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        Not applicable

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     (a)  Not applicable

     (b)  Not applicable

     (c)  Not applicable

     (d)  Not applicable

     (e)  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     (a)  Not applicable

     (b)  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 31.1 Rule 13a-14(a) Certification of Chief Executive Officer

          Exhibit 31.2 Rule 13a-14(a) Certification of Chief Financial Officer

          Exhibit 32 Certificate Pursuant to 18 U.S.C. Section 1350

     (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated January 28, 2004 to report fiscal year 2003 earnings.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: May 12, 2004                          Cooperative Bankshares, Inc.


                                             /s/ Frederick Willetts, III
                                             -----------------------------------
                                             Frederick Willetts, III
                                             President/Chief Executive Officer

Dated: May 12, 2004

                                             /s/ Todd L. Sammons
                                             -----------------------------------
                                             Todd L. Sammons
                                             Senior Vice President/Chief
                                              Financial Officer