Form 10-Q
period 2004-06-30
COOPERATIVE BANKSHARES INC
filed 2004-08-11
CIK 923529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                            -------------------------

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2004
                                               ---------------

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

                                       / /    Yes                 /X/   No


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest
practicable     date.     2,860,764 shares at July 30, 2004
                          ----------------------------------

                                TABLE OF CONTENTS


                                                                                              Page
                                                                                              ----
Part I    Financial Information

   Item 1 Financial Statements

          Consolidated  Statements  of Financial  Condition,  June 30, 2004 and
          December 31, 2003                                                                     3

          Consolidated  Statements  of  Operations,  for the three  months and
          six months ended June 30, 2004 and 2003                                               4

          Consolidated  Statement of Stockholders'  Equity, for the six months
          ended June  30, 2004                                                                  5

          Consolidated  Statements  of Cash Flows,  for the six    months  ended
          June  30, 2004 and 2003                                                               6-7

          Notes to Consolidated Financial Statements                                            8-9

   Item 2 Management's  Discussion  and Analysis of Financial  Condition  and
          Results of Operations                                                                10-16

   Item 3 Quantitative and Qualitative Disclosures About Market Risk                            17

   Item 4 Controls and Procedures                                                               17

Part II   Other Information

   Item 1 Legal Proceedings                                                                     18

   Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities      18

   Item 3 Defaults Upon Senior Securities                                                       18

   Item 4 Submission of Matters to a Vote of Security Holders                                   18

   Item 5 Other Information                                                                     18

   Item 6 Exhibits and Reports on Form 8-K                                                      19

          Signatures                                                                            20

          Exhibit 31.1                                                                          21

          Exhibit 31.2                                                                          22

          Exhibit 32                                                                            23

                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                     June 30, 2004  December 31, 2003*
                                                                     -------------  ------------------
                                                                      (unaudited)
                                 ASSETS
  Cash and due from banks, noninterest-bearing ...................   $  12,936,662    $  14,400,034
  Interest-bearing deposits in other banks .......................            --          3,993,331
                                                                     -------------    -------------
    Total cash and cash equivalents ..............................      12,936,662       18,393,365
  Securities:
    Available for sale (amortized cost of $45,866,038 in June 2004
     and $43,180,913 in December 2003) ...........................      45,544,754       43,613,112
    Held to maturity (estimated market value of $2,997,265 in June
     2004 and $3,889,736 in December 2003) .......................       3,016,187        3,806,376
  FHLB stock .....................................................       4,654,300        4,154,400
  Loans held for sale ............................................       6,270,315        6,375,275

  Loans ..........................................................     434,822,516      404,820,362
    Less allowance for loan losses ...............................       3,918,635        3,447,002
                                                                     -------------    -------------
      Net loans ..................................................     430,903,881      401,373,360

  Other real estate owned ........................................         172,070               --
  Accrued interest receivable ....................................       1,901,822        1,852,366
  Premises and equipment, net ....................................       8,490,409        8,665,698
  Goodwill .......................................................       1,461,543        1,461,543
  Other assets ...................................................      12,524,220       12,741,394
                                                                     -------------    -------------
          Total assets ...........................................   $ 527,876,163    $ 502,436,889
                                                                     =============    =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits .......................................................   $ 380,595,343    $ 367,202,433
  Short-term borrowings ..........................................      36,359,543       41,416,785
  Escrow deposits ................................................         357,285          199,433
  Accrued interest payable .......................................         193,389          180,067
  Accrued expenses and other liabilities .........................       2,893,978        2,207,003
  Long-term obligations ..........................................      63,085,258       48,087,770
                                                                     -------------    -------------
       Total liabilities .........................................     483,484,796      459,293,491

Stockholders' equity:
  Preferred stock, $1 par value, 3,000,000 shares authorized,
    no shares issued and outstanding .............................              --               --
  Common stock, $1 par value, 7,000,000 shares authorized,
    2,860,764 and 2,849,447 shares issued and outstanding ........       2,860,764        2,849,447
  Additional paid-in capital .....................................       2,673,233        2,638,044
  Accumulated other comprehensive income (loss) ..................        (212,047)         285,251
  Retained earnings ..............................................      39,069,417       37,370,656
                                                                     -------------    -------------
       Total stockholders' equity ................................      44,391,367       43,143,398
                                                                     -------------    -------------
          Total liabilities and stockholders' equity .............   $ 527,876,163    $ 502,436,889
                                                                     =============    =============

Book value per common share ......................................   $       15.52    $       15.14
                                                                     =============    =============

*Derived from audited consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended              Six Months Ended
                                                                          June 30,                       June 30,
                                                                    2004            2003          2004              2003
                                                               ------------    ------------   ------------    -------------
Interest income:
  Loans ......................................................  $ 6,091,877    $  6,572,050    $12,036,711     $13,136,122
  Securities .................................................      556,521         528,897      1,118,604       1,131,988
  Other ......................................................        7,886          14,185         17,767          23,991
  Dividends on FHLB stock ....................................       37,371          37,849         73,107          83,424
                                                                -----------    ------------    -----------     -----------
       Total interest income .................................    6,693,655       7,152,981     13,246,189      14,375,525
                                                                -----------    ------------    -----------     -----------

Interest expense:
  Deposits ...................................................    1,471,973       1,904,065      2,978,798       3,942,326
  Borrowed funds .............................................      692,385         889,958      1,364,395       1,781,900
                                                                -----------    ------------    -----------     -----------
       Total interest expense ................................    2,164,358       2,794,023      4,343,193       5,724,226
                                                                -----------    ------------    -----------     -----------

Net interest income ..........................................    4,529,297       4,358,958      8,902,996       8,651,299
Provision for loan losses ....................................      300,000         180,000        520,000         380,000
                                                                -----------    ------------    -----------     -----------
       Net interest income after provision for loan losses ...    4,229,297       4,178,958      8,382,996       8,271,299
                                                                -----------    ------------    -----------     -----------

Noninterest income:
   Gain on sale of loans .....................................      697,290       1,156,740      1,277,459       2,134,197
   Service charges and fees on loans .........................      122,385         153,269        192,098         302,420
   Deposit-related fees ......................................      394,447         376,644        758,540         633,515
   Bank-owned life insurance earnings ........................       84,405          89,910        171,013         186,984
   Other income, net .........................................       58,841          41,879        103,749          94,004
                                                                -----------    ------------    -----------     -----------
       Total noninterest income ..............................    1,357,368       1,818,442      2,502,859       3,351,120
                                                                -----------    ------------    -----------     -----------
Noninterest expense:
   Compensation and fringe benefits ..........................    2,409,441       2,478,979      4,705,847       4,747,569
   Occupancy and equipment ...................................      810,112         660,138      1,634,417       1,307,569
   Professional and examination fees .........................       93,055         112,461        224,276         213,708
   Advertising ...............................................      117,990         145,541        242,970         266,097
   Real estate owned .........................................       (1,527)         15,651         (1,096)         33,541
   Other .....................................................      494,951         466,964      1,018,051         929,517
                                                                -----------    ------------    -----------     -----------
     Total noninterest expense ...............................    3,924,022       3,879,734      7,824,465       7,498,001
                                                                -----------    ------------    -----------     -----------

Income before income taxes ...................................    1,662,643       2,117,666      3,061,390       4,124,418
Income tax expense ...........................................      539,061         694,427      1,019,337       1,313,529
                                                                -----------    ------------    -----------     -----------

Net income ...................................................  $ 1,123,582    $  1,423,239    $ 2,042,053     $ 2,810,889
                                                                ===========    ============    ===========     ===========

Net income per share:
   Basic .....................................................  $      0.39    $       0.50    $      0.71     $      0.99
                                                                ===========    ============    ===========     ===========
   Diluted ...................................................  $      0.39    $       0.49    $      0.70     $      0.97
                                                                ===========    ============    ===========     ===========

Weighted average common shares outstanding:
   Basic .....................................................    2,860,764       2,847,847      2,858,152       2,846,313
                                                                ===========    ============    ===========     ===========
   Diluted ...................................................    2,909,148       2,895,190      2,911,248       2,891,285
                                                                ===========    ============    ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                Accumulated
                                                                Additional         other                          Total
                                                 Common          paid-in       comprehensive    Retained       stockholders'
                                                 stock           capital       income (loss)    earnings          equity
                                                 ------        ------------    -------------    --------       -------------

Balance, December 31, 2003 .................  $  2,849,447    $  2,638,044    $    285,251    $ 37,370,656    $ 43,143,398
  Exercise of stock options ................        14,000         104,625              --              --         118,625
  Stock traded to exercise options
    (2,683 shares) .........................        (2,683)        (69,436)                                        (72,119)
  Other comprehensive
   loss, net of taxes ......................            --              --        (497,298)             --        (497,298)
  Net income ...............................            --              --              --       2,042,053       2,042,053
  Cash dividends ($.12 per share) ..........            --              --              --        (343,292)       (343,292)
                                              ------------    ------------    ------------    ------------    ------------
Balance, June 30, 2004 .....................  $  2,860,764    $  2,673,233    $   (212,047)   $ 39,069,417    $ 44,391,367
                                              ============    ============    ============    ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

               COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                       2004                    2003
                                                                   -----------             -----------
OPERATING ACTIVITIES:
  Net income                                                      $  2,042,053           $   2,810,889
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Net accretion, amortization, and depreciation                    505,073                 648,648
      Net gain on sale of loans                                     (1,277,459)             (2,259,078)
      Provision for deferred income taxes                             (201,172)               (151,752)
      Loss on sale of premises and equipment                             3,412                       -
      Loss (gain) on sales of foreclosed real estate                    (1,565)                  3,711
      Valuation losses on foreclosed real estate                        16,400                 116,543
      Provision for loan losses                                        520,000                 380,000
      Proceeds from sale of loans held for sale                     81,552,706             136,366,033
      Loan originations held for sale                              (80,179,066)           (136,047,055)
      Changes in assets and liabilities:
        Accrued interest receivable                                    (49,456)                120,247
        Prepaid expenses and other assets                              674,531              (1,060,909)
        Accrued interest payable                                        13,322                 (35,887)
        Accrued expenses and other liabilities                         686,975              (1,466,816)
                                                                  ------------           -------------
          Net cash provided (used) by operating activities           4,305,754                (575,426)
                                                                  ------------           -------------

INVESTING ACTIVITIES:
  Purchases of securities available for sale                        (5,493,265)                      -
  Proceeds from maturity of securities available for sale              200,000                       -
  Repayments of mortgage-backed securities available for sale        2,575,050               5,926,289
  Repayments of mortgage-backed securities held to maturity            790,422               1,052,741
  Net sales (purchases) of FHLB stock                                 (499,900)                 50,100
  Loan originations, net of principal repayments                   (30,235,695)             (4,431,624)
  Proceeds from disposals of foreclosed real estate                     16,535                  87,807
  Additions to other real estate owned                                  (9,487)                 (8,236)
  Purchases of premises and equipment                                 (300,339)             (1,746,387)
  Proceeds from sale of premises and equipment                               -                   1,691
                                                                  ------------           -------------
          Net cash provided (used) in investing activities         (32,956,679)                932,381
                                                                  ------------           -------------

FINANCING ACTIVITIES:
  Net increase in deposits                                          13,392,910              16,373,435
  Net change in short-term borrowings                                  (57,242)               (629,003)
  Repayments on long-term obligations                                   (2,512)                 (2,378)
  Proceeds received on long-term obligations                        10,000,000                       -
  Proceeds from issuance of common stock                                46,506                 184,508
  Dividends  paid                                                     (343,292)               (284,795)
  Net change in escrow deposits                                        157,852                 180,251
                                                                  ------------           -------------
          Net cash provided by financing activities                 23,194,222              15,822,018
                                                                  ------------           -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (5,456,703)             16,178,973
CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                               18,393,365              11,858,603
                                                                  ------------           -------------
  END OF PERIOD                                                   $ 12,936,662           $  28,037,576
                                                                  ============           =============

(Continued)

                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                             2004                   2003
                                                                       ---------------       ----------------
Cash paid for:
  Interest                                                             $     4,329,871       $      5,760,113
  Income taxes                                                                 810,900              1,537,652

Summary of noncash investing and financing activities:
  Transfer from loans to foreclosed real estate                                305,678                479,462
  Loans to faciliatate the sale of foreclosed real estate                      111,725                      -
  Unrealized loss on securities available for sale,
     net of taxes                                                             (497,298)              (137,211)
  Reclassifications between long-term obligations
     and short-term borrowings                                               5,000,000             10,000,000



The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Accounting  Policies:  The  significant  accounting  policies  followed  by
     ---------------------
     Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 2003 (the "Annual Report"). The results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

3.   Earnings per Share: Earnings per share (EPS) are calculated by dividing net
     -------------------
     income by the weighted average number of common shares  outstanding  (basic
     EPS) and the sum of the weighted average number of common shares outstanding and potential common stock (diluted EPS). Potential common stock consists of stock options issued and outstanding. In determining the number of shares of potential common stock, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise. The following table provides a reconciliation of income available to common stockholders and the average number of shares outstanding for the periods below:

                                                Three months ended                  Six months ended
                                                     June 30,                            June 30,
                                               2004               2003           2004             2003
                                           -----------        -----------     -----------     -----------
Net income (numerator)                     $ 1,123,582        $ 1,423,239     $ 2,042,053     $ 2,810,889

Shares for basic EPS (denominator)           2,860,764          2,847,947       2,858,152       2,846,313
Dilutive effect of stock options                48,384             47,243          53,096          44,972
                                           -----------        -----------     -----------     -----------
Shares for diluted EPS (denominator)         2,909,148          2,895,190       2,911,248       2,891,285
                                           ===========        ===========     ===========     ===========


For the six months ended June 30, 2004 and 2003, there were 4,000 and 4,204 options outstanding respectively that were antidilutive since the exercise price exceeds the average market price. The options have been omitted from the calculation of the dilutive effect of stock options.

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

                                                               Three Months Ended                    Six Months Ended
                                                                    June 30,                             June 30,
                                                               2004              2003              2004              2003
                                                           -----------       -----------       -----------       -----------

Net income                                                 $ 1,123,582       $ 1,423,239       $ 2,042,053       $ 2,810,889
Other comprehensive loss
   Unrealized losses on available for sale securities       (1,149,854)         (114,400)         (753,483)         (286,820)

Income tax benefit                                             390,950            38,896           256,185           149,609
                                                           -----------       -----------       -----------       -----------
Other comprehensive loss                                      (758,904)          (75,504)         (497,298)         (137,211)
                                                           -----------       -----------       -----------       -----------
Comprehensive income                                       $   364,678       $ 1,347,735       $ 1,544,755       $ 2,673,678
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


                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                            June 30,
                                                  ---------------------------         ---------------------------
                                                     2004             2003               2004             2003
                                                  ----------       ----------         ----------       ----------
Net income, as reported                           $1,123,582       $1,423,239         $2,042,053       $2,810,889
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of related tax effects                     --               --            (23,054)              --
                                                  ----------       ----------         ----------       ----------
Pro forma net income                              $1,123,582       $1,423,239         $2,018,999       $2,810,889
                                                  ==========       ==========         ==========       ==========

Earnings per share:
   Basic-as reported                                  $ 0.39           $ 0.50             $ 0.71           $ 0.99
                                                  ==========       ==========         ==========       ==========
   Basic-pro forma                                    $ 0.39           $ 0.50             $ 0.71           $ 0.99
                                                  ==========       ==========         ==========       ==========
   Diluted-as reported                                $ 0.39           $ 0.49             $ 0.70           $ 0.97
                                                  ==========       ==========         ==========       ==========
   Diluted-pro forma                                  $ 0.39           $ 0.49             $ 0.69           $ 0.97
                                                  ==========       ==========         ==========       ==========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Cooperative Bankshares, Inc. (the "Company") is a registered bank holding company incorporated in North Carolina in 1994. The Company is the parent company of Cooperative Bank (the "Bank"), a North Carolina chartered commercial bank. Cooperative Bank, headquartered in Wilmington, North Carolina, was chartered in 1898. The Bank provides financial services through 21 offices in Eastern North Carolina. One of the Bank's subsidiaries, Lumina Mortgage Company, Inc. ("Lumina") is a mortgage banking firm originating and selling residential mortgage loans through offices in Wilmington, North Carolina; North Myrtle Beach, South Carolina; and Virginia Beach, Virginia. The Bank's other subsidiary, CS&L Holdings, Inc. ("Holdings"), is a holding company incorporated in Virginia for CS&L Real Estate Trust, Inc. (the "REIT"), which is a real estate investment trust.

Through its offices, the Bank provides a wide range of banking products, including interest-bearing and noninterest-bearing checking accounts, certificates of deposit and individual retirement accounts which are insured up to the applicable limits of the Federal Deposit Insurance Corporation ("FDIC"). It offers an array of loan products: overdraft protection, commercial, consumer, agricultural, real estate, residential mortgage and home equity loans. Also offered are safe deposit boxes, ATMs and Access24 Phone Banking, as well as, online banking and bill payment. In addition, the Bank offers discount brokerage services, annuity sales and mutual funds through a third party arrangement with UVEST Investment Services.

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

MANAGEMENT STRATEGY

Cooperative Bank's lending activities have traditionally concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. In recent years however, the Bank has emphasized origination of nonresidential real estate loans and secured and unsecured consumer and business loans. As of June 30, 2004, approximately $290 million, or 66%, of the Bank's loan portfolio, which excludes loans held for sale, consisted of loans secured by residential properties. This compared to approximately $267 million, or 66% at December 31, 2003. The Bank originates adjustable rate and fixed rate loans. As of June 30, 2004, adjustable rate and fixed rate loans totaled approximately 67% and 33%, respectively, of the Bank's total loan portfolio.

The Bank has chosen to sell a larger percentage of its fixed rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to reinvest these funds in commercial loans, while increasing fee income.

INTEREST RATE SENSITIVITY ANALYSIS

Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be analyzed using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. Gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At June 30, 2004, the Bank had a one-year positive gap position of 5.4%. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to adversely affect net interest income. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. It is important to note that certain shortcomings are inherent in using a static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, a part of the Company's adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings, and money market deposit accounts. Experience has shown that the Company sees relatively modest repricing of these transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

When Lumina gives a rate lock commitment to a customer, there is a concurrent "lock in" for the loan with a secondary market investor under a best efforts delivery mechanism. Therefore, interest rate risk is mitigated because any commitments to fund a loan available for sale are concurrently hedged by a commitment from an investor to purchase the loan under the same terms. Loans are usually sold within 60 days after closing.

LIQUIDITY

The Company's goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses, and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, deposits, income from operations and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta ("FHLB") in an amount of up to 25% of the Bank's total assets. At June 30, 2004, the Bank's borrowed funds from the FHLB equaled 17.6% of its total assets. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition.

At June 30, 2004, the estimated market value of liquid assets (cash, cash equivalents, marketable securities and loans held for sale) was approximately $67.7 million, which represents 14.1% of deposits and borrowed funds as compared to $72.3 million or 15.8% of deposits and borrowed funds at December 31, 2003. The decrease in liquid assets was primarily due to a decrease in cash and cash equivalents.

The Company's primary uses of liquidity are to fund loans and to make investments. At June 30, 2004, outstanding off-balance sheet commitments to extend credit totaled $43.5 million, and the undisbursed portion of construction loans was $50.9 million. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

CAPITAL

Stockholders' equity at June 30, 2004, was $44.4 million, up 2.9% from $43.1 million at December 31, 2003. Stockholders' equity at June 30, 2004, includes an unrealized loss net of tax, of $212,000 as compared to an unrealized gain net of tax at December 31, 2003, of $285,000 on securities available for sale marked to estimated fair market value.

Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At June 30, 2004, the Bank's ratio of Tier I capital was 8.37%. The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of allowance for loan losses. At June 30, 2004, the Bank had a ratio of qualifying total capital to risk-weighted assets of 11.93%.

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

On June 22, 2004, the Company's Board of Directors approved a quarterly cash dividend of $.07 per share, a 40% increase over the previous dividend. The dividend was paid on July 16, 2004 to stockholders of record as of July 1, 2004. This brings the total dividend for the year to $.12 per share. Any future payment of dividends is dependent on the financial condition and capital needs of the Company, requirements of regulatory agencies, and economic conditions in the marketplace.

CRITICAL ACCOUNTING POLICY

The Bank's most significant critical accounting policy is the determination of its allowance for loan losses and goodwill. A critical accounting policy is one that is both very important to the portrayal of the Company's financial condition and results, and requires a difficult, subjective or complex judgment by management. What makes these judgments inherently difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. For further information on the allowance for loan losses, see the "Critical Accounting Policy" and the "Financial Condition" in Management's Discussion and Analysis and Note 3 of "Notes to Consolidated
Financial   Statements"   included  in  the  2003  Annual  Report.  For  further
information on goodwill,  see the "Critical  Accounting  Policy" in Management's
Discussion and Analysis and Note 13 of "Notes to Consolidated Financial Statements" included in the 2003 Annual Report.

FINANCIAL CONDITION AT JUNE 30, 2004, COMPARED TO DECEMBER 31, 2003

The Company's total assets increased 5.1% to $527.9 million at June 30, 2004, as compared to $502.4 million at December 31, 2003. The major change in the assets is an increase of $30.0 million (7.4%) in loans which was funded by an increase in deposits of $13.4 million (3.6%) and an increase of $10.0 million in FHLB advances which is included in long-term obligations. A decrease of $5.5 million (29.7%) in cash and cash equivalents was attributable to the loan increase. The increase in loans and deposits can be attributed to opening new branches and being located in vibrant markets.

The Company's nonperforming assets (loans 90 days or more delinquent and foreclosed real estate) were $684,000 or .13% of assets, at June 30, 2004, compared to $267,000, or .05% of assets, at December 31, 2003. Foreclosed real estate, consisting of only one property, increased to $172,000 at June 30, 2004, from $0 at December 31, 2003. The Company assumes an aggressive position in collecting delinquent loans and disposing of foreclosed assets to minimize balances of nonperforming assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. For further information see "Comparison of Operating Results - Provision and Allowance for Loan Losses".

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

NET INCOME

Net income for the three and six-month periods ended June 30, 2004, decreased 21.1% to $1.1 million and 27.4% to $2.0 million respectively, as compared to the same periods last year. The decrease in net income for the six-month period ended June 30, 2004 can be attributed to a decrease in noninterest income of $848,000 and an increase in noninterest expense of $326,000. For further information see the captions "Noninterest Income" and "Noninterest Expense."

INTEREST INCOME

For the three-month period ended June 30, 2004, interest income decreased 6.4% as compared to the same period a year ago. The average balance of interest-earning assets increased 2.6% but the average yield decreased 53 basis points as compared to the same period a year ago. Interest income decreased 7.9% for the six-month period ended June 30, 2004, as compared to the same period a year ago. The decrease in interest income can be attributed to the yield on average interest-earning assets decreasing to 5.49% as compared to 6.04% for the same period a year ago. The average balance of interest-earning assets increased 1.4% for the six month period ended June 30, 2004, as compared to the same period a year ago. The increase in the average balance of interest-earning assets had a positive effect on interest income while the reduction in yield had a negative impact on interest income.

INTEREST EXPENSE

Interest expense decreased 22.5% for the three-month period ended June 30, 2004, as compared to the same period a year ago. This decrease was due to the average cost of interest-bearing liabilities decreasing 59 basis points as compared to the same period a year ago. In the six-month period ended June 30, 2004, interest expense decreased 24.1% as compared to the same period a year ago. The average balance of interest-bearing liabilities decreased 0.7% as compared to the same period a year ago. The cost of interest-bearing liabilities decreased to 1.99% as compared to 2.61% for the same period last year.

NET INTEREST INCOME

Net interest income for the three and six-month periods ended June 30, 2004, as compared to the same period a year ago, increased 3.9% and 2.9% respectively. The increase was due to interest-earning assets increasing more than interest-bearing liabilities. In addition, there was a larger decrease in the cost of liabilities versus the yield on assets. This can be attributed to the Bank's success in obtaining both low and no cost deposits. See "Average Yield/Cost Analysis" table for further information on interest income and interest expense.

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

                                                                            For the three months ended
                                                            JUNE 30, 2004                                  JUNE 30, 2003
                                              --------------------------------------------------------------------------------------
(Dollars in thousands)                                                        Average                                      Average
                                                Average                        Yield/          Average                      Yield/
                                                Balance        Interest         Cost           Balance       Interest        Cost
                                              ------------  -------------  -------------    -------------  -------------  ----------
Interest-earning assets:
   Interest-bearing deposits in other banks      $3,413            $ 8          0.94%           $4,983           $ 14         1.12%
   Securities:
      Available for sale                         46,997            516          4.39%           37,715            436         4.62%
      Held to maturity                            3,320             41          4.94%            7,254             93         5.13%
   FHLB stock                                     4,302             37          3.44%            3,798             38         4.00%
   Loan portfolio                               432,420          6,092          5.64%          424,247          6,572         6.20%
                                              ----------     ----------                     -----------     ----------
    Total interest-earning assets               490,452          6,694          5.46%          477,997          7,153         5.99%

Non-interest earning assets                      28,003                                         27,861
                                              ----------                                    -----------
Total assets                                   $518,455                                       $505,858
                                              ==========                                    ===========


Interest-bearing liabilities:
   Deposits                                     348,247          1,472          1.69%          348,301          1,904         2.19%
   Borrowed funds                                92,551            693          3.00%           90,803            890         3.92%
                                              ----------     ----------                     -----------     ----------
    Total interest-bearing liabilities          440,798         $2,165          1.96%          439,104         $2,794         2.55%
                                                             ----------                                     ----------

Non-interest bearing liabilities                 32,830                                         26,059
                                              ----------                                    -----------

    Total liabilities                           473,628                                        465,163
    Stockholders' equity                         44,827                                         40,695
                                              ----------                                    -----------
Total liabilities and stockholders' equity     $518,455                                       $505,858
                                              ==========                                    ===========

Net interest income                                             $4,529                                         $4,359
                                                              =========                                     ==========

Interest rate spread                                                            3.50%                                         3.44%
                                                                             =========                                      ========

Net yield on interest-earning assets                                            3.69%                                         3.65%

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                                 111.3%                                        108.9%
                                                                             =========                                      ========

                                                                            For the six months ended
                                                            JUNE 30, 2004                                JUNE 30, 2003
                                              --------------------------------------------------------------------------------------
(Dollars in thousands)                                                        Average                                      Average
                                                Average                        Yield/          Average                      Yield/
                                                Balance        Interest         Cost           Balance       Interest        Cost
                                              ------------  -------------  -------------    -------------  -------------  ----------
Interest-earning assets:
   Interest-bearing deposits in other banks     $  3,923      $     18          0.92%         $  4,269       $     24        1.12%
   Securities:
      Available for sale                          46,755         1,027          4.39%           39,027            930        4.77%
      Held to maturity                             3,535            91          5.15%            7,519            202        5.37%
   FHLB stock                                      4,218            73          3.46%            3,961             83        4.19%
   Loan portfolio                                424,445        12,037          5.67%          421,554         13,136        6.23%
                                                --------      --------                        --------       --------
    Total interest-earning assets                482,876        13,246          5.49%          476,330         14,375        6.04%

Non-interest earning assets                       26,814                                        27,064
                                                --------                                      --------
Total assets                                    $509,690                                      $503,394
                                                ========                                      ========


Interest-bearing liabilities:
   Deposits                                      346,167         2,979          1.72%          346,573          3,942        2.27%
   Borrowed funds                                 89,302         1,364          3.05%           92,138          1,782        3.87%
                                                --------      --------                        --------       --------
    Total interest-bearing liabilities           435,469      $  4,343          1.99%          438,711       $  5,724        2.61%
                                                              --------                                       --------
Non-interest bearing liabilities                  31,348                                        24,916
                                                --------                                      --------

   Total liabilities                             466,817                                       463,627
    Stockholders' equity                          42,873                                        39,766
                                                --------                                      --------
Total liabilities and stockholders' equity      $509,690                                      $503,393
                                                ========                                      ========

Net interest income                                           $  8,903                                       $  8,651
                                                              ========                                       ========

Interest rate spread                                                            3.50%                                        3.43%
                                                                              ======                                       ======

Net yield on interest-earning assets                                            3.69%                                        3.63%

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                                110.90%                                      108.60%
                                                                              ======                                       ======

PROVISION AND ALLOWANCE FOR LOAN LOSSES

During the six-month period ended June 30, 2004 the Bank had net charge-offs against the allowance for loan losses of $48,000 compared to $206,000 for the same period in 2003. This decrease was primarily due to one credit relationship being charged off during the first quarter of 2003. The Bank added $520,000 to the allowance for loan losses for the current six-month period increasing the balance to $3.9 million at June 30, 2004. This brings the ratio of allowance for loan losses to total loans up to .89% at June 30, 2004 as compared to .84% at December 31, 2003.

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

NONINTEREST INCOME

Noninterest income decreased by 25.3% for the six-month period ended June 30, 2004, as compared to the same period a year ago. The change in noninterest income can be attributed to gain on sale of loans and service charges and fees on loans decreasing $857,000 and $110,000 respectively. These changes were primarily caused by a reduction in mortgage banking activities caused by lower refinancing volumes. Deposit related fees increased $125,000 primarily due to a new service the Bank offered beginning in April 2003, for checking accounts with non-sufficient funds.

In the three-month period ended June 30, 2004, noninterest income decreased 25.4% as compared to the same period last year. The gain on sale of loans and service charges and fees on loans decreased $459,000 and $31,000 respectively, for the three-month period ended June 30, 2004 as compared to the same period a year ago. The reasons for these decreases are the same as stated above for the six-month period. Other noninterest income increased by $17,000 (40.5%) for the three-month period ended June 30, 2004, as compared to the same period a year ago largely because of increased income due to annuity and mutual funds sales through UVEST Investment Services.

NONINTEREST EXPENSE

For the six-month period ended June 30, 2004, noninterest expense increased 4.4% as compared to the same period last year. Occupancy and equipment and other expense increased $327,000 and $89,000 respectively, which was primarily caused by the opening of four new branches since May of 2003. Real estate owned expense decreased $35,000 for the six-month period ended June 30, 2004, as compared to the same period a year ago, primarily because the Bank owned no more than one property during this period. In addition, the Bank made a small profit on the sale of a property and is receiving rent payments on the one property it currently owns.

In the three-month period ended June 30, 2004, noninterest expense increased 1.1% as compared to the same period last year. This increase can be attributed to occupancy and equipment and other expense increasing $150,000 and $28,000 respectively. The reasons for these changes are identical to the six-month period ended June 30, 2004. Compensation and fringe benefits decreased $70,000 during the three-month period ended June 30, 2004 as compared to the same period a year ago. This decrease was caused by a reduction in the amount of employee commissions due to a reduction in mortgage banking activities caused by lower refinancing volumes.

INCOME TAXES

The effective tax rate for the six-month periods ended June 30, 2004 and 2003, was 33.3% and 31.8% respectively. The lower rate in 2003 was the result of the formation of Holdings and the REIT in December 2003, which caused an adjustment to taxes. The effective tax rate for the three-month periods ended June 30, 2004 and 2003 was 32.4% and 32.8% respectively.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company's interest-earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company's overall earnings. The Company's management actively monitors and manages interest rate risk. One way this is accomplished is through the development of, and adherence to, the Company's asset/liability policy. This policy sets forth management's strategy for matching the risk characteristics of the Company's interest-earning assets and interest-bearing liabilities so as to mitigate the effect of changes in the rate environment. The Company's market risk profile has not changed significantly since December 31, 2003.

ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. It should be noted that the design of the Company's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

There have been no changes in the Company's internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company's last fiscal quarter, that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     (a)  Not applicable

     (b)  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          (1)  Annual Meeting of Stockholders, April 30, 2004
               (a)  Election of Directors

                                        FOR                        AGAINST                         WITHHELD
                                        ---                        -------                         --------
                              Number       % of           Number         % of             Number          % of
                             of Votes      Votes         of Votes       Votes            of Votes         Votes
James D. Hundley             2,379,706     90.00            150           --             266,739          10.00

O. Richard Wright, Jr.       2,379,706     90.00            150           --             266,739          10.00

Russell M. Carter            2,379,630     90.00            150           --             266,815          10.00

               (b)  Stockholder Proposal

                                        FOR                        AGAINST                         WITHHELD
                                        ---                        -------                         --------
                              Number       % of           Number         % of             Number          % of
                             of Votes      Votes         of Votes       Votes            of Votes         Votes
                              565,892      21.38         1,429,013      53.99            651,690          24.62

ITEM 5. OTHER INFORMATION

          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 10.12 Change in Control  Protection  Agreement of O. C.
                             Burrell, Jr.

               Exhibit 10.13 Change in Control  Protection  Agreement of Todd L.
                             Sammons

               Exhibit 10.14 Change in Control  Protection  Agreement of Dickson
                             B. Bridger

               Exhibit 31.1 Rule 13a-14(a) Certification of the Chief Executive Officer

               Exhibit 31.2 Rule 13a-14(a) Certification of the Chief Financial Officer

               Exhibit 32    Certificate pursuant to 18 U.S.C. Section 1350

          (b)  Reports on Form 8-K.

               The Company filed a current report on Form 8-K dated April 22, 2004 to report first quarter earnings and a current Report on Form 8-K dated July 21, 2004 to report second quarter earnings. The Company filed a current report on Form 8-K dated July 1, 2004 to report the declaration of a dividend.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: August 11, 2004               Cooperative Bankshares, Inc.

                                     /s/ Frederick Willetts, III
                                     ----------------------------------------
                                     Frederick Willetts, III
                                     President/Chief Executive Officer

Dated: August 11, 2004               /s/ Todd L. Sammons
                                     ----------------------------------------
                                     Todd L. Sammons
                                     Senior Vice President/Chief Financial
                                     Officer