Form 10-Q
period 2004-09-30
COOPERATIVE BANKSHARES INC
filed 2004-11-09
CIK 923529

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                            -------------------------

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                 September 30, 2004
                                               ------------------

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

                         Commission File Number: 0-24626
                                                 -------

                          COOPERATIVE BANKSHARES, INC.
                          ----------------------------
              Exact name of registrant as specified in its charter)


      North Carolina                                      56-1886527
------------------------------------------                ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

      201 Market Street, Wilmington, North Carolina          28401
---------------------------------------------------          -----
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

                                                /X/  Yes       /_/   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                /_/  Yes       /X/   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
2,860,764 shares at November 4, 2004
------------------------------------




                                TABLE OF CONTENTS
                                                                                                        Page


Part I            Financial Information

     Item 1       Financial Statements

                  Consolidated Statements of Financial Condition, September 30, 2004
                  and December 31, 2003                                                                 3

                  Consolidated Statements of Operations, for the three and nine months ended
                  September 30, 2004 and 2003                                                           4

                  Consolidated Statement of Stockholders' Equity, for the nine months
                  ended September 30, 2004                                                              5

                  Consolidated Statements of Cash Flows, for the nine months ended
                  September 30, 2004 and 2003                                                           6-7

                  Notes to Consolidated Financial Statements                                            8-9

     Item 2       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                 10-17

     Item 3       Quantitative and Qualitative Disclosures About Market Risk                            17

     Item 4       Controls and Procedures                                                               17

Part II           Other Information

     Item 1       Legal Proceedings                                                                     18

     Item 2       Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities      18

     Item 3       Defaults upon Senior Securities                                                       18

     Item 4       Submission of Matters to a Vote of Security Holders                                   18

     Item 5       Other Information                                                                     18

     Item 6       Exhibits and Reports on Form 8-K                                                      18

                  Signatures                                                                            19

                  Exhibit 31.1                                                                          20

                  Exhibit 31.2                                                                          21

                  Exhibit 32                                                                            22



                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                       SEPTEMBER 30, 2004   December 31, 2003*
                                                                       ------------------   ------------------
                                                                           (unaudited)
                              ASSETS
  Cash and due from banks, noninterest-bearing                           $  13,476,445        $  14,400,034
  Interest-bearing deposits in other banks                                   4,823,264            3,993,331
                                                                         -------------        -------------
    Total cash and cash equivalents                                         18,299,709           18,393,365
  Securities:
    Available for sale (amortized cost of $45,170,362 in September 2004
     and $43,180,913 in December 2003)                                      45,340,879           43,613,112
    Held to maturity (estimated market value of $2,926,745 in September
     2004 and $3,889,736 in December 2003)                                   2,893,844            3,806,376
  FHLB stock                                                                 4,554,200            4,154,400
  Loans held for sale                                                        5,623,811            6,375,275

  Loans                                                                    448,052,870          404,820,362
    Less allowance for loan losses                                           4,155,967            3,447,002
                                                                         -------------        -------------
      Net loans                                                            443,896,903          401,373,360

  Other real estate owned                                                            -                    -
  Accrued interest receivable                                                2,110,976            1,852,366
  Premises and equipment, net                                                8,370,030            8,665,698
  Goodwill                                                                   1,461,543            1,461,543
  Other assets                                                              12,143,677           12,741,394
                                                                         -------------        -------------
          Total assets                                                   $ 544,695,572        $ 502,436,889
                                                                         =============        =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits                                                               $ 399,462,616        $ 367,202,433
  Short-term borrowings                                                     38,419,161           41,416,785
  Escrow deposits                                                              226,539              199,433
  Accrued interest payable                                                     200,962              180,067
  Accrued expenses and other liabilities                                     2,500,187            2,207,003
  Long-term obligations                                                     58,083,976           48,087,770
                                                                         -------------        -------------
       Total liabilities                                                   498,893,441          459,293,491
                                                                         -------------        -------------

Stockholders' equity:
  Preferred stock, $1 par value, 3,000,000 shares authorized,
    no shares issued and outstanding                                                 -                    -
  Common stock, $1 par value, 7,000,000 shares authorized,
    2,860,764 and 2,849,447 shares issued and outstanding                    2,860,764            2,849,447
  Additional paid-in capital                                                 2,673,233            2,638,044
  Accumulated other comprehensive income                                       112,541              285,251
  Retained earnings                                                         40,155,593           37,370,656
                                                                         -------------        -------------
       Total stockholders' equity                                           45,802,131           43,143,398
                                                                         -------------        -------------
          Total liabilities and stockholders' equity                     $ 544,695,572        $ 502,436,889
                                                                         =============        =============

Book value per common share                                              $       16.01        $       15.14
                                                                         =============        =============

*Derived from audited consolidated financial statements.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.


                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                                                2004              2003              2004              2003
                                                            -----------       -----------      ------------      ------------
INTEREST INCOME:
  Loans                                                     $ 6,409,154       $ 6,421,021      $ 18,445,865      $ 19,557,143
  Securities                                                    557,179           451,502         1,675,783         1,583,490
  Other                                                          12,356            14,410            30,123            38,400
  Dividends on FHLB stock                                        37,653            29,554           110,760           112,978
                                                            -----------       -----------      ------------      ------------
       Total interest income                                  7,016,342         6,916,487        20,262,531        21,292,011
                                                            -----------       -----------      ------------      ------------

INTEREST EXPENSE:
  Deposits                                                    1,635,174         1,756,670         4,613,972         5,698,997
  Borrowed funds                                                713,094           882,897         2,077,488         2,664,796
                                                            -----------       -----------      ------------      ------------
       Total interest expense                                 2,348,268         2,639,567         6,691,460         8,363,793
                                                            -----------       -----------      ------------      ------------

NET INTEREST INCOME                                           4,668,074         4,276,920        13,571,071        12,928,218
Provision for loan losses                                       225,000           180,000           745,000           560,000
                                                            -----------       -----------      ------------      ------------
       Net interest income after provision for loan losses    4,443,074         4,096,920        12,826,071        12,368,218
                                                            -----------       -----------      ------------      ------------

NONINTEREST INCOME:
   Gain on sale of loans                                        682,115         1,179,517         1,959,574         3,313,713
   Service charges and fees on loans                            159,359           123,202           351,457           425,624
   Deposit-related fees                                         418,910           354,046         1,177,449           987,561
   Bank-owned life insurance earnings                            73,182            91,506           244,195           278,490
   Other income, net                                             61,750            52,940           165,500           146,944
                                                            -----------       -----------      ------------      ------------
       Total noninterest income                               1,395,316         1,801,211         3,898,175         5,152,332
                                                            -----------       -----------      ------------      ------------

NONINTEREST EXPENSE:
   Compensation and fringe benefits                           2,349,614         2,333,605         7,055,462         7,081,173
   Occupancy and equipment                                      834,037           690,012         2,468,454         1,997,581
   Professional and examination fees                             87,276            38,058           311,552           251,766
   Advertising                                                  140,476           169,590           383,447           435,687
   Other                                                        503,713           524,396         1,520,666         1,487,456
                                                            -----------       -----------      ------------      ------------
     Total noninterest expense                                3,915,116         3,755,661        11,739,581        11,253,663
                                                            -----------       -----------      ------------      ------------

Income before income taxes                                    1,923,274         2,142,470         4,984,665         6,266,887
Income tax expense                                              636,845           712,063         1,656,183         2,025,591
                                                            -----------       -----------      ------------      ------------

NET INCOME                                                  $ 1,286,429       $ 1,430,407      $  3,328,482      $  4,241,296
                                                            ===========       ===========      ============      ============

NET INCOME PER SHARE:
   Basic                                                    $      0.45       $      0.50      $       1.16      $       1.49
                                                            ===========       ===========      ============      ============
   Diluted                                                  $      0.44       $      0.49      $       1.14      $       1.47
                                                            ===========       ===========      ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                      2,860,764         2,848,197         2,859,022         2,846,941
                                                            ===========       ===========      ============      ============
   Diluted                                                    2,907,011         2,901,844         2,909,915         2,895,058
                                                            ===========       ===========      ============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.


                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                            ACCUMULATED
                                                            ADDITIONAL         OTHER                               TOTAL
                                            COMMON          PAID-IN         COMPREHENSIVE       RETAINED         STOCKHOLDERS'
                                            STOCK           CAPITAL         INCOME (LOSS)       EARNINGS           EQUITY
                                        ---------------  ---------------  ----------------   ---------------   ---------------
Balance, December 31, 2003                 $ 2,849,447      $ 2,638,044       $ 285,251      $ 37,370,656       $ 43,143,398
  Exercise of stock options                     14,000          104,625              --                --            118,625
  Stock traded to exercise options
    (2,683 shares)                              (2,683)         (69,436)                                             (72,119)
  Other comprehensive
   loss, net of deferred tax benefit                --               --        (172,710)               --           (172,710)
  Net income                                        --               --              --         3,328,482          3,328,482
  Cash dividends ($.19 per share)                   --               --              --          (543,545)          (543,545)
                                        ---------------  ---------------  ----------------   ---------------   ---------------
Balance, September 30, 2004                $ 2,860,764      $ 2,673,233       $ 112,541      $ 40,155,593       $ 45,802,131
                                        ===============  ===============  ================   ===============   ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.



                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30
                                                                                      2004                    2003
                                                                             ---------------------   --------------------
OPERATING ACTIVITIES:
  Net income                                                                          $ 3,328,482             $ 4,241,296
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Net accretion, amortization, and depreciation                                       740,770               1,013,541
      Gain on sale of loans                                                            (1,959,574)             (3,489,333)
      Deferred income taxes                                                              (308,065)               (272,710)
      Loss on sale of premises and equipment                                                3,412                       -
      Loss (gain) on sales of foreclosed real estate                                       (6,486)                 24,527
      Valuation losses on foreclosed real estate                                                -                 116,543
      Provision for loan losses                                                           745,000                 560,000
      Proceeds from sale of loans                                                     137,240,700             226,985,153
      Loan originations held for sale                                                (134,534,052)           (211,332,970)
      Changes in assets and liabilities:
       Accrued interest receivable                                                       (258,610)                205,921
       Other assets                                                                       994,754                (464,081)
       Accrued interest payable                                                            20,895                 (55,714)
       Accrued expenses and other liabilities                                             693,184              (1,187,701)
                                                                             ---------------------   ---------------------
          Net cash provided in operating activities                                     6,700,410              16,344,472
                                                                             ---------------------   ---------------------

INVESTING ACTIVITIES:
  Purchases of securities available for sale                                          (15,500,296)            (11,989,375)
  Purchases of securities held to maturity                                                      -              (2,981,944)
  Purchase of Lumina Mortgage Company                                                    (400,000)               (400,000)
  Proceeds from maturity of securities available for sale                              10,200,000                       -
  Proceeds from maturity of securities held to maturity                                         -               5,000,000
  Repayments of mortgage-backed securities available for sale                           3,276,592               8,870,067
  Repayments of mortgage-backed securities held to maturity                               912,882               1,679,191
  Net sales (purchases) of FHLB stock                                                    (399,800)                150,200
  Loan originations, net of principal repayments                                      (43,288,953)              1,245,586
  Proceeds from disposals of foreclosed real estate                                        40,773                 374,471
  Additions to other real estate owned                                                     (9,487)                 (8,236)
  Purchases of premises and equipment                                                    (416,809)             (2,140,341)
  Proceeds from sale of premises and equipment                                              2,200                   1,691
                                                                             ---------------------   ---------------------
          Net cash used in investing activities                                       (45,582,898)               (198,690)
                                                                             ---------------------   ---------------------

FINANCING ACTIVITIES:
  Net increase in deposits                                                             32,260,183               5,713,132
  Net change in short-term borrowings                                                  (2,997,624)            (16,576,222)
  Net change in long-term obligations                                                   9,996,206                  (3,592)
  Proceeds from issuance of common stock, net                                              46,506                 187,090
  Dividends                                                                              (543,545)               (427,267)
  Net change in escrow deposits                                                            27,106                 119,643
                                                                             ---------------------   ---------------------
          Net cash provided (used) by financing activities                             38,788,832             (10,987,216)
                                                                             ---------------------   ---------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (93,656)              5,158,566
CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                                                  18,393,365              11,858,603
                                                                             ---------------------   ---------------------
  END OF PERIOD                                                                      $ 18,299,709            $ 17,017,169
                                                                             =====================   =====================
(Continued)





                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                             2004                   2003
                                                                       ----------------       ------------------
Cash paid for:
  Interest                                                               $    6,970,565         $    8,419,507
  Income taxes                                                                1,520,400              2,388,352

Summary of noncash investing and financing activities:
  Transfer from loans to foreclosed real estate                                 325,886                479,462
  Loans to facilitate the sale of foreclosed real estate                        301,086                 72,000
  Unrealized loss on securities available for sale,
     net of taxes                                                              (172,710)              (233,095)
  Accrual of goodwill for purchase of Lumina Mortgage Company                         -                800,000
  Reclassifications between long-term obligations
     and short-term borrowings                                               10,000,000             15,000,000


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Accounting  Policies:  The  significant  accounting  policies  followed
         --------------------
         by Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of
         Regulation S-X, and, in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 2003 (the "Annual Report"). The results of operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

2.       Basis  of  Presentation:   The   accompanying  unaudited   consolidated
         -----------------------
         financial statements include the accounts of Cooperative Bankshares, Inc., Cooperative Bank (the "Bank") and its wholly owned subsidiaries, Lumina Mortgage Company, Inc. ("Lumina") and CS&L Holdings, Inc. ("Holdings"), and Holdings' majority owned subsidiary, CS&L Real Estate Trust, Inc. (the "REIT"). All significant intercompany items have been eliminated. Certain items for prior periods have been reclassified to conform to the current period presentation. These reclassifications have no effect on the net income or stockholders' equity as previously reported.

3.       Earnings per Share: Earnings per share (EPS) are calculated by dividing
         ------------------
         net income by the weighted average number of common shares outstanding (basic EPS) and the sum of the weighted average number of common shares outstanding and potential common stock (diluted EPS). Potential common stock consists of stock options issued and outstanding. In determining the number of shares of potential common stock, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise. The following table provides a reconciliation of income available to common stockholders and the average number of shares outstanding for the periods below:



                                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                                  2004              2003             2004            2003
                                                              -----------------------------      --------------------------
Net income (numerator)                                        $ 1,286,429       $ 1,430,407      $ 3,328,482    $ 4,241,296

Shares for basic EPS (denominator)                              2,860,764         2,848,197        2,859,022      2,846,941
Dilutive effect of stock options                                   46,247            53,647           50,893         48,117
                                                              -----------------------------      --------------------------
Shares for diluted EPS (denominator)                            2,907,011         2,901,844        2,909,915      2,895,058
                                                              =============================      ==========================


         For the nine months ended September 30, 2004 and 2003, there were 4,000 and 0 options outstanding respectively that were antidilutive since the exercise price exceeds the average market price. The options have been omitted from the calculation of the dilutive effect of stock options.

4.       Comprehensive Income: Comprehensive income includes net income and all
         --------------------
         other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities. The following table sets forth the components of other comprehensive income and total comprehensive income for the three and nine months ended September 30:




                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                                  2004            2003             2004             2003
                                                              ------------    -----------      -----------      -----------
Net income                                                    $ 1,286,429     $ 1,430,407      $ 3,328,482      $ 4,241,296
Other comprehensive income
   Realized (gains) losses on available for sale securities             -               -                -                -
   Unrealized gains (losses) on available for sale securities     491,801        (145,278)        (261,682)        (432,098)

Income taxes                                                     (167,213)         49,395           88,972          199,003
                                                              ------------    -----------      -----------      -----------
Other comprehensive income (loss)                                 324,588         (95,883)        (172,710)        (233,095)
                                                              ------------    -----------      -----------      -----------
Comprehensive income                                          $ 1,611,017     $ 1,334,524      $ 3,155,772      $ 4,008,201
                                                              ============    ===========      ===========      ===========


5.       Stock-Based Compensation: On January 1, 1996  the  Company adopted SFAS
         ------------------------
         No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, the Company has chosen to continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The option exercise price is the market price of the common stock on the date the option is granted. Accordingly, no compensation cost has been recognized for options granted under the Option Plan. Had compensation cost for the Company's Option Plan been determined based on the fair value at the grant dates for awards under the option plan consistent with the method of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below.




                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                              --------------------------------    --------------------------------
                                                     2004             2003               2004             2003
                                              ---------------  ---------------    ---------------  ---------------
Net income, as reported                          $ 1,286,429      $ 1,430,407        $ 3,328,482      $ 4,241,296
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of related tax effects                      -                -            (23,054)               -

                                              ---------------  ---------------    ---------------  ---------------
Pro forma net income                             $ 1,286,429      $ 1,430,407        $ 3,305,428      $ 4,241,296
                                              ===============  ===============    ===============  ===============

Earnings per share:
   Basic-as reported                             $      0.45      $      0.50        $      1.16      $      1.49
                                              ===============  ===============    ===============  ===============
   Basic-pro forma                               $      0.45      $      0.50        $      1.16      $      1.49
                                              ===============  ===============    ===============  ===============
   Diluted-as reported                           $      0.44      $      0.49        $      1.14      $      1.47
                                              ===============  ===============    ===============  ===============
   Diluted-pro forma                             $      0.44      $      0.49        $      1.14      $      1.47
                                              ===============  ===============    ===============  ===============

                                       9

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

The Bank is planning to move the location of two of its Wilmington branches to more desirable locations in 2005.

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

Management Strategy

Cooperative Bank's lending activities have traditionally concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. In recent years however, the Bank has emphasized the origination of nonresidential real estate loans and secured and unsecured consumer and business loans. As of September 30, 2004, approximately $302 million, or 67%, of the Bank's loan portfolio, which excludes loans held for sale, consisted of loans secured by residential properties. This compared to approximately $267 million, or 66% at December 31, 2003. The Bank originates adjustable rate and fixed rate loans. As of September 30, 2004, adjustable rate and fixed rate loans totaled approximately 67% and 33%, respectively, of the Bank's total loan portfolio.

The Bank has chosen to sell a large percentage of its fixed rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to reinvest these funds in commercial loans, while increasing fee income and reducing interest rate risk.

Interest Rate Sensitivity Analysis

Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be analyzed using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. Gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At September 30, 2004, the Bank had a one-year positive gap position of 5.5%. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to adversely affect net interest income. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. It is important to note that certain shortcomings are inherent in using a static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, a part of the Company's adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings, and money market deposit accounts. Experience has shown that the Company sees relatively modest repricing of these transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

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

Liquidity

The Company's goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, deposits, income from operations and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta ("FHLB") in an amount of up to 25% of the Bank's total assets. At September 30, 2004, the Bank's borrowed funds from the FHLB equaled 16.7% of its total assets. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition.

At September 30, 2004, the estimated market value of liquid assets (cash, cash equivalents, marketable securities and loans held for sale) was approximately $72.2 million, which represents 14.6% of deposits and borrowed funds as compared to $72.3 million or 15.8% of deposits and borrowed funds at December 31, 2003.

The Company's primary uses of liquidity are to fund loans and to make investments. Management considers current liquidity levels adequate to meet the Company's cash flow requirements.

Off-Balance Sheet Arrangements and Contractual Commitments

At September 30, 2004, outstanding off-balance sheet commitments to extend credit totaled $44.5 million, and the undisbursed portion of construction loans was $53.3 million. The Bank continued to be obligated to make future payments under contracts, such as debt and lease agreements, the amounts of which were consistent with the amounts at December 31, 2003 other than the increase in borrowed funds of $7.0 million and the increase in deposits of $32.3 million at September 30, 2004 as compared to December 31, 2003.

Capital

Stockholders' equity at September 30, 2004, was $45.8 million, up 6.2% from $43.1 million at December 31, 2003. Stockholders' equity at September 30, 2004, includes an unrealized gain net of tax, of $113,000 as compared to an unrealized gain net of tax at December 31, 2003, of $285,000 on securities available for sale marked to estimated fair market value.

Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At September 30, 2004, the Bank's ratio of Tier I capital was 8.16%. The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of allowance for loan losses. At
September 30, 2004, the Bank had a ratio of qualifying total capital to risk-weighted assets of 11.72%.

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

On September 20, 2004, the Company's Board of Directors approved a quarterly cash dividend of $.07 per share. The dividend was paid on October 16, 2004 to stockholders of record as of October 1, 2004. This brings the total dividend for the year to $.19 per share. Any future payment of dividends is dependent on the financial condition and capital needs of the Company, requirements of regulatory agencies and economic conditions in the marketplace.

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

FINANCIAL CONDITION AT SEPTEMBER 30, 2004, COMPARED TO DECEMBER 31, 2003

The Company's total assets increased 8.4% to $544.7 million at September 30, 2004, as compared to $502.4 million at December 31, 2003. The major change in the assets is an increase of $43.2 million (10.7%) in loans which was funded by an increase in deposits of $32.3 million (8.8%) and an increase of $8.0 million in FHLB advances which is included in long-term obligations. The increase in loans and deposits can be attributed to opening four new branches since May 2003 and being located in vibrant markets.

The Company's nonperforming assets (loans 90 days or more delinquent and foreclosed real estate) were $490,000 or .09% of assets, at September 30, 2004, compared to $267,000, or .05% of assets, at December 31, 2003. The Company assumes an aggressive position in collecting delinquent loans and disposing of foreclosed assets to minimize balances of nonperforming assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. For further information see "Comparison of Operating Results - Provision and Allowance for Loan Losses."

COMPARISON OF OPERATING RESULTS

Overview

The net income of the Company depends primarily upon net interest income. Net interest income is the difference between the interest earned on loans, the securities portfolio and interest-earning deposits and the cost of funds, consisting principally of the interest paid on deposits and borrowings. The Company's operations are materially affected by general economic conditions, the monetary and fiscal policies of the Federal government, and the policies of regulatory authorities. Yields and costs have declined because of the actions the Federal Reserve has taken since 2001 to reduce interest rates in hopes of spurring the economy. This trend may reverse in the future as the Federal Reserve has started to increase rates since June of 2004.

Net Income

Net income for the three and nine-month periods ended September 30, 2004, decreased 10.1% to $1.3 million and 21.5% to $3.3 million respectively, as compared to the same periods last year. The decrease in net income for the three and nine-month periods ended September 30, 2004, can be attributed to a decrease in noninterest income of $406,000 and $1.3 million respectively and an increase in noninterest expense of $159,000 and $486,000 respectively. For further information see the captions "Noninterest Income" and "Noninterest Expense."

Interest Income

For the three-month period ended September 30, 2004, interest income increased 1.4% as compared to the same period a year ago. The average balance of interest-earning assets increased 4.9% but the average yield decreased 19 basis points as compared to the same period a year ago. Interest income decreased 4.8% for the nine-month period ended September 30, 2004, as compared to the same period a year ago. The decrease in interest income can be attributed to the yield on average interest-earning assets decreasing to 5.51% as compared to 5.94% for the same period a year ago. The average balance of interest-earning assets increased 2.6% for the nine-month period ended September 30, 2004, as compared to the same period a year ago. The increase in the average balance of interest-earning assets had a positive effect on interest income while the reduction in yield had a negative impact on interest income.

Interest Expense

Interest expense decreased 11.0% for the three-month period ended September 30, 2004, as compared to the same period a year ago. This decrease was due to the average cost of interest-bearing liabilities decreasing 32 basis points as compared to the same period a year ago. In the nine-month period ended September 30, 2004, interest expense decreased 20.0% as compared to the same period a year ago. The cost of interest-bearing liabilities decreased to 2.02% for the nine-month period ended September 30, 2004 as compared to 2.54% for the same period last year.

Net Interest Income

Net interest income for the three and nine-month periods ended September 30, 2004, as compared to the same period a year ago, increased 9.1% and 5.0% respectively. The increase was due to interest-earning assets increasing more than interest-bearing liabilities. In addition, there was a larger decrease in the cost of liabilities versus the yield on assets. This can be attributed to the Bank's success in obtaining both low and no cost deposits. See "Average Yield/Cost Analysis" table for further information on interest income and interest expense.

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





                                                                       For the quarter ended
                                                       SEPTEMBER 30, 2004                    SEPTEMBER 30, 2003
                                             --------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                   Average                               Average
                                                Average                  Yield/       Average                  Yield/
                                                Balance     Interest      Cost        Balance     Interest      Cost
                                             ------------  ----------  ----------  ------------  ----------  ----------
Interest-earning assets:
   Interest-bearing deposits in other banks     $  3,845      $   12       1.25%      $  5,487      $   14       1.02%
   Securities:
        Available for sale                        46,125         520       4.51%        40,949         441       4.31%
        Held to maturity                           2,969          37       4.98%         5,681          11       0.77%
   FHLB stock                                      4,288          38       3.54%         3,614          30       3.32%
   Loan portfolio                                447,644       6,409       5.73%       425,569       6,421       6.04%
                                             ------------  ----------              ------------  ----------
    Total interest-earning assets                504,871       7,016       5.56%       481,300       6,917       5.75%
                                                           ----------                            ----------

Non-interest earning assets                       27,434                                28,449
                                             ------------                          ------------
Total assets                                    $532,305                              $509,749
                                             ============                          ============


Interest-bearing liabilities:
   Deposits                                      360,823       1,635       1.81%       342,492       1,757       2.05%
   Borrowed funds                                 91,119         713       3.13%        96,694         883       3.65%
                                             ------------  ----------              ------------  ----------
    Total interest-bearing liabilities           451,942      $2,348       2.08%       439,186      $2,640       2.40%
                                                           ----------                            ----------

Non-interest bearing liabilities                  35,141                                28,685
                                             ------------                          ------------

    Total liabilities                            487,083                               467,871
    Stockholders' equity                          45,222                                41,878
                                             ------------                          ------------
Total liabilities and stockholders' equity      $532,305                              $509,749
                                             ============                          ============

Net interest income                                           $4,668                                $4,277
                                                           ==========                            ==========

Interest rate spread                                                       3.48%                                 3.35%
                                                                       ==========                            ==========

Net yield on interest-earning assets                                       3.70%                                 3.55%

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                            111.7%                                109.6%
                                                                       ==========                            ==========




                                                                           For the nine months ended
                                                           SEPTEMBER 30, 2004                         SEPTEMBER 30, 2003
                                               ----------------------------------------- -----------------------------------------
(DOLLARS IN THOUSANDS)                                                        Average                                   Average
                                                  Average                      Yield/        Average                     Yield/
                                                  Balance        Interest       Cost         Balance       Interest       Cost
                                               -------------  ------------  ------------ --------------  ------------ ------------
Interest-earning assets:
   Interest-bearing deposits in other banks        $  3,897       $    30         1.03%       $  4,675       $    38        1.08%
   Securities:
        Available for sale                           46,545         1,548         4.43%         39,668         1,371        4.61%
        Held to maturity                              3,346           127         5.06%          6,906           213        4.11%
   FHLB stock                                         4,241           111         3.49%          3,845           113        3.92%
   Loan portfolio                                   432,178        18,446         5.69%        422,892        19,557        6.17%
                                               -------------  ------------               --------------  ------------
    Total interest-earning assets                   490,207       $20,262         5.51%        477,986       $21,292        5.94%
                                                              ------------                               ------------

Non-interest earning assets                          27,021                                     27,525
                                               -------------                             --------------
Total assets                                       $517,228                                   $505,511
                                               =============                             ==============


Interest-bearing liabilities:
   Deposits                                         351,052         4,614         1.75%        345,212         5,699        2.20%
   Borrowed funds                                    89,907         2,077         3.08%         93,656         2,665        3.79%
                                               -------------  ------------               --------------  ------------
    Total interest-bearing liabilities              440,959       $ 6,691         2.02%        438,868       $ 8,364        2.54%
                                                              ------------                               ------------

Non-interest bearing liabilities                     32,613                                     26,173
                                               -------------                             --------------

    Total liabilities                               473,572                                    465,041
    Stockholders' equity                             43,656                                     40,470
                                               -------------                             --------------
Total liabilities and stockholders' equity         $517,228                                   $505,511
                                               =============                             ==============

Net interest income                                               $13,571                                    $12,928
                                                              ============                               ============

Interest rate spread                                                              3.49%                                     3.40%
                                                                            ============                              ============

Net yield on interest-earning assets                                              3.69%                                     3.61%

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                                   111.2%                                    108.9%
                                                                            ============                              ============



Provision and Allowance for Loan Losses

During the nine-month period ended September 30, 2004 the Bank had net charge-offs against the allowance for loan losses of $36,000 compared to $213,000 for the same period in 2003. This decrease was primarily due to one credit relationship being charged off during the first quarter of 2003. The Bank added $745,000 to the allowance for loan losses for the current nine-month period increasing the balance to $4.2 million at September 30, 2004. This brings the ratio of allowance for loan losses to total loans up to .92% at September 30, 2004 as compared to .84% at December 31, 2003. This percentage continues to rise because of the increase in retail banking loans in the Bank's portfolio. The Bank's loan portfolio increased $43.2 million during the nine-month period ended September 30, 2004 as compared to a decrease of $1.7 million during the same period a year ago. This, in turn, contributed to the increase of the provision for loan losses for the nine-month period ended September 30, 2004 over the same period last year. Management considers the current level of the allowance to be appropriate based on loan composition, the current level of delinquencies and other nonperforming assets, overall economic conditions and other factors. Future increases to the allowance may be necessary, however, due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of adjustments to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

Noninterest Income

Noninterest income decreased by 24.3% for the nine-month period ended September 30, 2004, as compared to the same period a year ago. The change in noninterest income can be primarily attributed to the gain on sale of loans and service charges and fees on loans decreasing $1.4 million and $74,000 respectively. These changes were primarily caused by a reduction in mortgage banking activities caused by lower refinancing volumes. Deposit related fees increased $190,000 mainly due to a new service the Bank offered beginning in April 2003, for checking accounts with non-sufficient funds and new accounts associated with the new branches.

In the three-month period ended September 30, 2004, noninterest income decreased 22.5% as compared to the same period last year. The gain on sale of loans decreased $497,000 for the three-month period ended September 30, 2004, as compared to the same period a year ago. The reason for the decrease is the same as stated above for the nine-month period. Service charges and fees on loans and deposits-related fees increased by $36,000 (29.3%) and $65,000 (18.3%) respectively for the three-month period ended September 30, 2004, as compared to the same period a year ago. The increase in service charges and fees on loans was largely due to an increase in broker loan fees at Lumina Mortgage. The reason for the increase in deposit-related fees is the same as stated above for the nine-month period.

Noninterest Expense

For the nine-month period ended September 30, 2004, noninterest expense increased 4.3% as compared to the same period last year. Occupancy and equipment and professional and examination fees increased $471,000, and $60,000 respectively. The increase in occupancy and equipment was primarily caused by the opening of four new branches since May of 2003. The professional and examination fees increase was due to higher audit and consulting fees.

In the three-month period ended September 30, 2004, noninterest expense increased 4.2% as compared to the same period last year. This increase can be attributed to occupancy and equipment and professional and examination fees increasing $144,000 and $49,000 respectively. The reasons for these changes are identical to the nine-month period ended September 30, 2004.

Income Taxes

The effective tax rate for the nine-month periods ended September 30, 2004 and 2003, was 33.2% and 32.3% respectively. The lower rate in 2003 was the result of the formation of Holdings and the REIT in December 2002, which caused an adjustment to taxes. The effective tax rate for the three-month periods ended September 30, 2004 and 2003 was 33.1% and 33.2% respectively.

Note Regarding Forward-Looking Statements

This document, as well as other written communications made from time to time by Cooperative Bankshares, Inc. and subsidiaries (the "Company") and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections, such as earnings projections, and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the PSLRA). Such forward-looking statements may be identified by the use of such words as "believe," "expect," "should," "planned," "estimated" and "potential." For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA. The Company's ability to predict future results is inherently uncertain and cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. These factors include among others, changes in market interest rates and general and regional economic conditions, changes in government regulations, changes in accounting principles and the quality or composition of the loan and investment portfolios and other factors that may be described in the Company's quarterly reports on Form 10-Q and in its annual report on Form 10-K, each filed with the Securities and Exchange Commission, which are available at the Securities and Exchange Commission's Internet website (www.sec.gov) and to which reference is hereby made.

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

ITEM 4 - CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

           Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      (a) Not applicable

      (b) Not applicable

      (c) Not applicable

Item 3.  Defaults Upon Senior Securities

      (a)  Not applicable

      (b)  Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

           None

Item 5.  Other Information

           None

Item 6.  Exhibits

           3.1    Articles of Incorporation/1/

           3.2    Bylaws, as amended/2/

           31.1   Rule 13a-14(a) Certification of the Chief Executive Officer

           31.2   Rule 13a-14(a) Certification of the Chief Financial Officer

           32     Certificate pursuant to 18 U.S.C. Section 1350


----------------------------------
1 Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Reg. No. 33-79206) filed with the SEC.
2 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2003, filed with the SEC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 9, 2004                        Cooperative Bankshares, Inc.

                                               /s/ Frederick Willetts, III
                                               ---------------------------------
                                               Frederick Willetts, III
                                               President/Chief Executive Officer

Dated: November 9, 2004                        /s/ Todd L. Sammons
                                               ---------------------------------
                                               Todd L. Sammons
                                               Senior Vice President/Chief
                                                 Financial Officer