Form 10-K
period 2004-12-31
COOPERATIVE BANKSHARES INC
filed 2005-03-30
CIK 923529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number: 0-24626

COOPERATIVE BANKSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

North Carolina	56-1886527
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

201 Market Street, Wilmington, North Carolina	28401
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (910) 343-0181

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

YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES  ☐    NO  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $46,646,799 based on the closing sales price of the Common Stock as listed on the Nasdaq National Market as of the last day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, directors, executive officers and beneficial owners of more than 10% of the registrant’s outstanding voting stock are treated as affiliates.

As of March 4, 2005, there were issued and 4,291,115 outstanding shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2004. (Parts I and II)

2.	Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders. (Part III)

PART I

Item 1.	Business

General

The Company: Cooperative Bankshares, Inc. (the “Company”) is a registered bank holding company incorporated in North Carolina in 1994. The Company serves as the holding company for Cooperative Bank (“Cooperative” or the “Bank”), a North Carolina chartered commercial bank. The Company’s primary activities consist of holding the stock of Cooperative Bank and operating the business of the Bank and its subsidiaries. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Cooperative Bank and its subsidiaries.

Cooperative Bank: Chartered in 1898, the Bank’s headquarters is located in Wilmington, North Carolina. Cooperative operates 21 offices throughout the coastal and inland communities of Eastern North Carolina. These offices extend from Corolla, located on the Outer Banks of North Carolina, to Tabor City, located on the South Carolina border. The Bank’s deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). Effective December 31, 2002, the Bank converted its charter from that of a state savings bank to a state commercial bank. At December 31, 2004, the Company had total assets of $550.1 million, deposits of $414.8 million and stockholders’ equity of $46.9 million.

Through its financial centers, the Bank provides a wide range of banking products, including interest- bearing and noninterest-bearing checking accounts, certificates of deposit and individual retirement accounts. It offers an array of loan products: overdraft protection, commercial, consumer, agricultural, real estate, residential mortgage and home equity loans. Also offered are safe deposit boxes and automated banking services through Online Banking, Bill Payment, ATMs and Access24 Phone Banking. In addition, the Bank also offers discount brokerage services, annuity sales and mutual funds through a third party arrangement with UVEST Investment Services.

The Bank has chosen to sell a large percentage of its fixed-rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to invest its funds in commercial loans, while increasing fee income and reducing interest rate risk.

On May 31, 2002, the Bank, through its subsidiary, CS&L Services, Inc., acquired the operating assets of Lumina Mortgage Company (“Lumina”), a Wilmington, North Carolina-based mortgage banking firm. In October 2002, CS&L Services, Inc. was renamed Lumina Mortgage Company, Inc. The purchase price of Lumina was approximately $740,000 in cash and two additional payments of $400,000 each, which were paid on July 31, 2003 and 2004. Lumina has offices in Wilmington, North Carolina, North Myrtle Beach, South Carolina and Virginia Beach, Virginia. In February 2005, Lumina opened an office in Surf City, North Carolina, a growing coastal community.

In December 2002, the Bank formed two new subsidiaries, CS&L Holdings, Inc., a Virginia corporation (“Holdings”) and CS&L Real Estate Trust, Inc. a North Carolina corporation (the “REIT”) which has elected to be taxed as a real estate investment trust. At December 31, 2004, Holdings was a wholly-owned subsidiary of the Bank and its only activity consisted of holding all of the outstanding shares of common stock of the REIT. The REIT was formed to enhance the liquidity and facilitate future capital needs of the Bank. At December 31, 2004, the REIT held a participation interest in approximately $110.5 million in mortgage loans of the Bank. At December 31, 2003, all of the outstanding shares of the REIT’s common stock and 88% of its 7% preferred stock was held by Holdings. The remaining shares of 7% preferred stock in the REIT were held by approximately 111 officers, directors and certain other parties pursuant to the Bank’s REIT Bonus Plan. There must be at least 100 stockholders of REIT stock.

The common stock of Cooperative Bankshares, Inc. is traded on the Nasdaq National Market under the symbol “COOP.”

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

With Lumina, the Bank’s footprint extended north into Virginia with an office in Virginia Beach, and south into South Carolina with an office in North Myrtle Beach. These areas offer busy real estate markets that give our offices the opportunity to make purchase, refinance and reverse mortgage loans. Their markets are similar to those that have proven to be good investments in the past. The offices are located in coastal areas with a large dependence on the tourism industry and the retirement community.

Lending Activities

General: Cooperative Bank’s lending activities have concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. As of December 31, 2004, approximately $309 million, or 68%, of the Bank’s loan portfolio, which excludes loans held for sale, consisted of loans secured by residential properties. In recent years, however, the Bank has emphasized origination of nonresidential real estate loans, and secured and unsecured consumer and business loans. The Bank is taking a more aggressive position in pursuing business lending, and nonresidential real estate lending involving loans secured by small commercial properties with balances generally ranging from $100,000 to $1,000,000. The Bank originates adjustable-rate and fixed-rate loans. As of December 31, 2004, adjustable-rate and fixed-rate loans totaled approximately 66% and 34%, respectively, of the Bank’s total loan portfolio.

Analysis of Loan Portfolio: Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan and type of collateral on the dates indicated. Other than as set forth below, there were no concentrations of loans which exceeded 10% of total loans at December 31, 2004.

	At December 31,
	2004		2003		2002		2001		2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate:
Construction and land development	$63,938	14.23%	$57,598	14.35%	$51,431	13.16%	$62,142	16.64%	$37,542	10.80%
Mortgage:
1-4 family residential	227,474	50.62	206,476	51.44	204,395	52.29	209,622	56.13	234,383	67.45
Multi-family residential	14,534	3.23	13,357	3.33	17,044	4.36	15,626	4.18	17,081	4.92
Commercial	108,626	24.17	91,627	22.83	87,257	22.32	55,664	14.90	31,300	9.01
Equity line	18,440	4.10	16,006	3.99	14,541	3.72	13,131	3.52	11,954	3.44
Other	442	0.10	359	0.09	363	0.09	254	0.07	174	0.05

Total real estate loans	433,454	96.45	385,423	96.03	375,031	95.94	356,439	95.44	332,434	95.67

Commercial, industrial and agricultural	15,164	3.37	14,599	3.64	13,717	3.51	13,430	3.60	10,970	3.16
Consumer	6,816	1.52	6,200	1.54	6,406	1.64	7,285	1.95	7,236	2.08

Total gross loans	455,434	101.34	406,222	101.21	395,154	101.09	377,154	100.99	350,640	100.91

Less:
Unearned discounts and net deferred fee	1,664	0.37	1,402	0.35	1,331	0.34	1,173	0.31	994	0.29
Allowance for loan losses	4,353	0.97	3,447	0.86	2,937	0.75	2,523	0.68	2,160	0.62

Net loans	$449,417	100.00%	$401,373	100.00%	$390,886	100.00%	$373,458	100.00%	$347,486	100.00%

The following table sets forth as of December 31, 2004, certain information regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on their contractual terms to maturity.

	Due Within One Year	Due After 1 through 5 Years	Due After 5 Years	Total
	(In thousands)
Real Estate:
Construction and land development	$44,277	$14,352	$5,309	$63,938
Mortgage
1-4 family residential	18,504	29,443	179,527	227,474
Multi-family residential	3,724	8,426	2,384	14,534
Commercial	21,098	72,862	14,666	108,626
Equity line	1,671	2,149	14,620	18,440
Other	103	339	—	442
Commercial, Industrial and Agricultural	7,272	6,196	1,696	15,164
Consumer	3,478	3,309	29	6,816

Total	$100,127	$137,076	$218,231	$455,434

The next table shows at December 31, 2004, the dollar amount of all the Bank’s loans due after December 31, 2005 which have fixed interest rates and have floating or adjustable interest rates.

	One to Five Years	After Five Years	Total
	(In thousands)
Loans maturing after one year with:
Fixed interest rates	$74,592	$51,384	$125,976
Floating or adjustable rates	62,484	166,847	229,331

Total	$137,076	$218,231	$355,307

Residential Real Estate Loans. The Bank originates one-to-four family residential mortgage loans collateralized by property located in its market area. While a majority of the Bank’s residential real estate loans are collateralized by owner-occupied primary residences, the Bank’s portfolio also includes second home and investor properties. The Bank also originates residential lot loans collateralized by vacant lots.

The Bank’s loan originations are generally for a term of 15 to 30 years, amortized on a monthly basis, with principal and interest due each month. Starting in 2005, the Bank began making residential mortgage loans with interest only payments for an initial period up to 5 years. After this period, these loans will be fully amortizing to the maturity of the loan. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option.

The Bank has offered adjustable-rate mortgage loans (“ARMs”) since 1979 and presently offers ARMs with rate adjustments tied to prime or the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of one year. The Bank offers introductory interest rates on ARMs which are not generally fully indexed. The interest rates on these loans generally include a cap of 2% per adjustment and 6% over the life of the loan. While the proportion of fixed and adjustable-rate loan originations in the Bank’s portfolio largely depend on the level of interest rates, the Bank has strongly emphasized ARMs and has been relatively successful in maintaining the level of ARM originations even during periods of declining interest rates. The Bank offers 1/1, 3/1 and 5/1 ARM products. These loans adjust annually after the end of the first one, three or five-year period. A “Low Doc” program is available for the nonconforming loans.

Cooperative Bank also originates 15 to 30 year fixed-rate mortgage loans on one-to-four family units. The Bank generally charges a higher interest rate on such loans if the property is not owner-occupied. The majority of fixed-rate loans are underwritten according to Federal Home Loan Mortgage Corporation (“FHLMC”) or Fannie Mae (“FNMA”) guidelines, so that the loans qualify for sale in the secondary market. In recent years the Bank has sold the majority of fixed-rate mortgage originations in the secondary market or through brokered arrangements.

The Bank actively lends on the security of properties located in the Outer Banks region of North Carolina. This region’s economic base is seasonal and driven by beach tourism, and a large number of the loans made by the Bank in this area are secured by vacation rental properties. These loans are inherently more risky than loans secured by the borrower’s permanent residence, since the borrower is typically dependent upon rental income to meet debt service requirements and repayment is therefore subject to a greater extent to adverse economic, weather and other conditions affecting vacation rentals. Management seeks to minimize these risks by employing what it believes are conservative underwriting criteria.

The Bank’s lending policies generally limit the maximum loan-to-value ratio on conventional residential mortgage loans to 95% of the lesser of the appraised value or purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios in excess of 80%.

Cooperative Bank also originates loans secured by multi-family properties. At December 31, 2004, the Bank had $14.5 million of such loans, representing 3.2% of its total loan portfolio. These loans are primarily secured by apartment buildings located in the Bank’s market area.

Construction Loans: The Bank originates loans to finance the construction of one-to-four and multi-family dwellings, housing developments, commercial projects and condominiums. Construction loans amounted to approximately $63.9 million, or 14.0%, of the Bank’s total loan portfolio at December 31, 2004. In recent years, the Bank has emphasized the origination of construction loans in response to the significant demand for such loans by borrowers engaged in building and development activities in the growing communities of its market area. In addition, construction loans afford the Bank the opportunity to increase the interest rate sensitivity of its loan portfolio.

The Bank originates short-term construction loans which have fixed rates and terms of up to 12 months. These loans are generally made in amounts up to 80% of appraised value. Loan proceeds generally are disbursed in increments as construction progresses and as inspections warrant. The Bank also makes construction/permanent loans. At the time a speculation (“spec”) loan is converted to a permanent loan, the Bank underwrites the creditworthiness of the purchaser prior to approving the assumption, at which time the original borrower is released from liability. On construction/permanent loans, the customer is fully qualified for the permanent loan based on information received at application. Construction/permanent loans have either fixed or adjustable rates and have terms of up to 30 years.

The Bank’s risk of loss on a construction loan by a spec builder is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction and the bid price (including interest) of construction. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to spec builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal.

The Bank’s underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, the Bank considers the reputation of the borrower and the contractor, the amount of the borrower’s equity in the project, independent valuations and reviews of cost estimates, pre-construction sale and leasing information, and cash flow projections of the borrower. In addition, the Bank reviews the builder’s current financial reports, tax returns, credit reports and, if the builder has not previously borrowed from Cooperative Bank, credit references. The Bank only makes construction loans within its primary market area.

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

The following table sets forth information as of December 31, 2004 regarding the dollar amount of construction loans secured by real estate and real estate mortgage loans in the Bank’s portfolio. A portion of these loans have provisions to convert to permanent loans upon completion of construction. For further information, see Note 3 of Notes to Consolidated Financial Statements included in the Company’s Annual Report to Stockholders for the Fiscal Year Ended December 31, 2004 (the “Annual Report”).

(In thousands)
Real estate – construction:
1-4 family residential	$23,806
Multi-family residential	24,827
Commercial	15,305

Total	$63,938

Loans Secured by Nonresidential Real Estate: Loans secured by nonresidential real estate constituted approximately $109.1 million, or 23.9% of the Bank’s total loan portfolio at December 31, 2004. The Bank is emphasizing the origination of these loans because of their profitability, since they generally carry a higher interest rate than single-family residential mortgage loans as well as being more interest rate sensitive. The Bank originates both construction loans and permanent loans on nonresidential properties. Nonresidential real estate loans are generally made in amounts up to 80% of the lesser of appraised value or purchase price of the property and have generally been made in amounts under $2.0 million. The Bank’s permanent nonresidential real estate loans are secured by improved property such as office buildings, retail centers, warehouses, and other types of buildings located in the Bank’s primary market area. Nonresidential real estate loans are either fixed or variable-rate. The variable-rate loans have interest rates tied to prime or the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of one year.

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

Consumer Lending: At December 31, 2004, the Bank’s consumer loan portfolio totaled approximately $6.8 million, representing 1.5% of the Bank’s total loans receivable portfolio. The Bank also offers home equity loans, which are made for terms of up to 15 years, at adjustable interest rates. As of December 31, 2004, the Bank’s home equity loan portfolio totaled approximately $18.4 million, representing 4.0% of its total loan portfolio.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or collateralized by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral.

Non-Real Estate Business Lending: The Bank originates loans to small businesses in the Bank’s market area, which are secured by various forms of non-real estate collateral or are unsecured. At December 31, 2004, these loans totaled approximately $15.2 million or 3.6% of the Bank’s total loan portfolio. Management of Cooperative Bank believes that these loans are attractive to the Bank because of the typically higher interest rate yields associated with them and the opportunity they present for expanding the Bank’s relationships with existing customers and developing broader relationships with new customers. Accordingly, the Bank plans to continue to pursue this type of lending in the future in an effort to maintain a profitable spread between the Bank’s average loan yield and its cost of funds.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayments from his or her employment and other income and which are collateralized by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Furthermore, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The management of Cooperative Bank seeks to minimize these risks as the Bank’s commercial business loan portfolio grows by employing conservative underwriting criteria.

Loans Held For Sale: Lumina’s target market includes all homeowners or potential homeowners. Having an extensive diversity of investors offering very competitive rates, Lumina has many loan products available for purchasing or refinancing mortgage loans. These products include, but are not limited to conventional, jumbo, FHA, VA, 100% Rural Development financing, nonconforming (B/C), lot loans, construction permanent, and no-income verification loans, as well as other niche products. Lumina sells its loans in the secondary market to many different investors.

Cooperative Bank makes fixed rate loans that are available to sell in the secondary market. Loans sold to Freddie Mac are locked upon application, processed through loan processor (LP), closed on Cooperative books and sold to Freddie within 10 days. The Bank also originates loans for InterfirstLink.com. These applications are taken by a Cooperative loan officer via the Internet through InterfirstLink and processed by InterfirstLink. These loans are closed by Cooperative on our documents and sold to InterfirstLink within 15 days.

The primary risk associated with these loans is the investor lock expiring in a rising rate environment. This would cause the loan to lose value and could cause a loss when the loan is subsequently sold in the secondary market.

Loan Solicitation and Processing: Loan originations are derived from a number of sources, including “walk-in” customers at the Bank’s offices and solicitations by Bank employees.

Mortgage loan applications are accepted at most of our offices, and are reviewed by a loan officer or branch manager. Upon receipt of a loan application, central processing orders a credit report and verifications to confirm specific information relating to the applicant’s employment, income and credit standing. An appraisal of the real estate, intended to secure the proposed loan, is undertaken by an internal appraiser or an outside appraiser approved by the Bank. In the case of “Low Doc” loans, a tax valuation is acceptable.

Loan authorities and limits have been delegated by the Board of Directors to a group of senior officers who function as the loan committee, except for consumer loans, which may be approved by branch loan officers. Mortgage loans exceeding 25% of the Bank’s legal lending limit can be approved by the President and two members of the Board of Directors. Any mortgage loan exceeding 50% of the Bank’s legal lending limit is approved by the Bank’s Board of Directors. Retail and commercial loan authority is considered to be an aggregate of all indebtedness to Cooperative exclusive of mortgage loans originated through the mortgage loan division or loans up to $100,000 secured by a Cooperative CD. Three members of the Loan Committee have the authority to approve individual retail or commercial loans up to 25% of the Bank’s legal lending limit. Aggregate indebtedness exceeding 25% is reported to the Board at their next meeting. Any retail or commercial loan exceeding 50% of the

Bank’s legal lending limit must be approved by the President and two members of the Board of Directors. Fire and casualty insurance is required on all loans secured by improved real estate.

Originations, Purchases, and Sales of Mortgage Loans: The Bank’s general policy is to originate conventional residential mortgage loans under terms, conditions and documentation which permit sale to the FHLMC, FNMA or private investors in the secondary market. The Bank has chosen to sell a large percentage of its fixed-rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to invest its funds in commercial loans, while increasing fee income. The Bank has, from time to time, sold fixed-rate, long-term mortgage loans in the secondary market to meet liquidity requirements or as part of the asset/liability management program. In connection with such sales, the Bank may retain the servicing of the loans (i.e., collection of principal and interest payments), for which it generally receives a fee payable monthly of 1/4% per annum of the unpaid balance of each loan. As of December 31, 2004, the Bank was servicing approximately 723 loans for others, aggregating approximately $44.0 million.

The Bank generally does not purchase loans, and did not purchase any loans during the last three fiscal years.

Loan Commitments: The Bank issues loan commitments to qualified borrowers primarily for the construction, purchase and refinancing of residential real estate. Such commitments are made on specified terms and conditions and are typically for terms of up to 30 days. A non-refundable application and underwriting fee is collected by Cooperative Bank at the time of application. Lumina collects actual fees at the time of application. Management estimates that historically, less than 20% of such commitments expire unfunded. At December 31, 2004, Cooperative Bank had outstanding loan commitments of approximately $7.4 million and Lumina had approximately $3.6 million in outstanding loan commitments. For further information, see Note 3 of Notes to Consolidated Financial Statements included in the Annual Report.

Loan Origination and Other Fees: In addition to receiving interest at the stated rate on loans, the Bank receives loan origination fees for originating loans. Origination fees generally are calculated as a percentage of the principal amount of the loan and are charged to the borrower. Loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the contractual life of the related loan. The net deferred fee, or cost on loans originated as held for sale, is recorded to gain on sale of loans when the loan is sold.

The Bank is currently approved to broker loans to Wells Fargo and InterFirst Wholesale Mortgage Lending. These are done on the wholesale side with Cooperative Bank processing the loan using Wells Fargo or InterFirst closing documents. Cooperative Bank receives a settlement service fee for processing these loans. These loans generate fee income and reduce the interest rate risk of the Bank.

Loan origination, settlement service and commitment fees are volatile sources of funds. Such fees vary with the volume and type of loans, commitments made and purchased and with competitive market conditions, which in turn respond to the demand for and availability of money.

The Bank also recognizes other fees and service charges on loans. Other fees and service charges consist of late fees, fees collected with a change in borrower or other loan modifications.

Delinquencies: The Bank’s collection procedures provide that when a loan is 30 days past due, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact the borrower. If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates legal proceedings. At December 31, 2004, the Bank had accruing loans which were contractually past due 90 or more days totaling $112,000.

Non-Performing Assets and Asset Classification: Loans are generally classified as nonaccrual if they are past due for a period of more than 90 days, unless such loans are well secured and in the process of collection. If any portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are less than 90 days past due may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. As of December 31, 2004, the Bank had an aggregate principal balance of $95,000 in the non-accrual status, which is considered impaired in accordance with SFAS No. 114, with no corresponding valuation allowances.

Real estate acquired by the Bank as a result of foreclosure is classified as “real estate owned” until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance plus unpaid accrued interest of the related loan or the fair value of the real estate less costs to sell the property. Any required write-down of the loan upon foreclosure is charged to the allowance for loan losses. At December 31, 2004, the Bank did not own any property acquired as the result of foreclosure or by deed in lieu of foreclosure and classified as “real estate owned.” At December 31, 2004, the Bank had 26 loans in the process of foreclosure and/or bankruptcy with an aggregate principal balance of approximately $1.3 million. Loans in bankruptcy paying as agreed are not included in nonperforming assets. Any losses management anticipates on loans in the process of foreclosure and/or bankruptcy have already been recorded through the allowance for loan losses.

The following table sets forth information with respect to the Bank’s nonperforming assets for the periods indicated. During the periods shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards (“SFAS”) No. 15.

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Non accruing loans	$95	$120	$335	$505	$333
Accruing loans which are contractually past due 90 days or more	112	147	249	2,563	358

Total	$207	$267	$584	$3,068	$691

Percentage of total loans (1)	.05%	.07%	.15%	.81%	.20%

Other nonperforming assets (2)	$—	$—	$619	$759	$234

Total nonperforming assets	$207	$267	$1,203	$3,827	$925

Total nonperforming assets to total assets	.04%	.05%	.24%	.84%	.22%

(1)	Total loans do not include loans held for sale.

(2)	Other nonperforming assets represent property acquired by the Bank through foreclosure or repossession. This property is carried at fair value less estimated cost of sale.

During the year ended December 31, 2004, gross interest income of approximately $2,000 would have been recorded on nonaccrual loans had such loans been current throughout the period. Approximately $2,000 in interest income from such loans was included in income for the year ended December 31, 2004.

Except as set forth above, the Bank had no loans which were not classified as non-accrual, 90 days past due or restructured, but which may be so classified in the near future because management has concerns as to the ability of borrowers to comply with repayment terms. For further information, see Note 3 of Notes to Consolidated Financial Statements in the Annual Report.

Allowance for Loan Losses: Management considers a variety of factors in establishing the appropriate levels for the provision and the allowance for loan losses. Consideration is given to, among other things, the impact of current economic conditions, the diversification of the loan portfolio, historical loss experience, the review of loans by the loan review personnel, the individual borrower’s financial and managerial strengths and the adequacy of underlying collateral.

The process used to allocate the allowance for loan losses considers, among other factors, whether the borrower is a mortgage, retail or commercial customer, whether the loan is secured or unsecured, and whether the loan is an open or closed-end agreement. Generally, loans are reviewed and risk graded among groups of loans with similar characteristics. The probable loss estimates for each risk grade group are the basis for the allowance allocation. The loss estimates are based on prior experience, general risk associated with each loan group and current economic conditions. The unallocated allowance for loan losses primarily represents the impact of certain conditions that were not considered in allocating the allowance to the specific components of the loan portfolio such as current economic conditions. The Bank decreased the unallocated allowance from December 31, 2003 because of the possibility of additional loan losses due to the property damage that occurred on the North Carolina coast from Hurricane Isabel in October 2003 was no longer an issue and economic conditions have improved.

The following table analyzes activity in the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of period	$3,447	$2,937	$2,523	$2,160	$1,306
Provision for loan losses	970	740	740	460	970

Loans charged-off
Real Estate:
Construction and land development	—	—	—	—	17
Mortgage:
1-4 family residential	—	—	62	37	—
Commercial	16	—	—	—	—
Equity line	—	—	3	—	—
Commercial, industrial and agricultural	—	142	235	7	79
Consumer	93	95	60	62	50

Total loans charged-off	(109)	(237)	(360)	(106)	(146)

Recoveries
Real Estate:
Mortgage:
1-4 family residential	—	—	27	—	23
Commercial	31	—	—	—	—
Commercial, industrial and agricultural	—	—	—	5	—
Consumer	14	7	7	4	7

Total recoveries	45	7	34	9	30
Net charge-offs	64	230	326	97	116

Balance at end of period	$4,353	$3,447	$2,937	$2,523	$2,160

Ratio of net charge-offs to average loans outstanding during the period	.02%	.06%	.08%	.03%	.03%

Ratio of loan loss reserve to total loans	.94%	.84%	.70%	.67%	.62%

Management believes that it has established the Bank’s existing allowance for loan losses in accordance with generally accepted accounting principles. Additions to the allowance may be necessary due to changes in economic conditions, real estate market values, growth in the portfolio and other factors. In addition, bank regulators may require Cooperative Bank to make additional provisions for losses in the course of their examinations based on their judgments as to the value of the Bank’s assets. For further information regarding the Bank’s allowance for loan losses see “Management’s Discussion and Analysis” and Note 3 of Notes to Consolidated Financial Statements in the Annual Report.

The following table sets forth information about the Bank’s allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate :
Construction and land development	$759	14%	$499	14%	$511	13%	$672	16%	$428	10%
Mortgage:
1-4 family residential	1,092	50	814	51	854	52	698	56	499	67
Multi-family residential	187	3	160	3	145	4	143	4	213	5
Commercial	1,630	24	1,146	22	911	22	589	15	526	9
Equity line	186	4	150	4	135	4	132	3	65	3
Other	9	—	3	—	3	—	2	—	2	1

Total real estate loans	3,863	95%	2,772	94%	2,559	95%	2,236	94%	1,733	95%

Commercial, industrial & agricultural	222	3	138	4	137	3	214	4	166	3
Consumer	63	2	58	2	58	2	70	2	77	2
Unallocated	205	—	479	—	183	—	3	—	184	—

Total gross loans	$4,353	100%	$3,447	100%	$2,937	100%	$2,523	100%	$2,160	100%

Investment Activities

The following table sets forth the carrying value of the Bank’s investment securities portfolio at the dates indicated. For additional information regarding the Bank’s investments, see Note 2 of Notes to Consolidated Financial Statements in the Annual Report.

	At December 31,
	2004	2003	2002
	(In thousands)
Securities held to maturity:
U.S. Government and agency securities	$—	$—	$5,000
Mortgage-backed securities	2,660	3,806	2,860

Total securities held to maturity	$2,660	$3,806	$7,860

Securities available for sale:
U.S. Government and agency securities	$30,513	$25,506	$19,663
Mortgage-backed securities	7,521	11,489	14,806
Marketable equity securities	5,002	5,050	5,074
Corporate bond	1,499	1,568	2,532

Total securities available for sale	$44,535	$43,613	$42,075

Total investment securities portfolio	$47,195	$47,419	$49,935

The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank’s investment securities portfolio at December 31, 2004.

	One Year or Less		After One Through Five Years		After Five Through Ten Years		More than Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Fair Value	Average Yield
	(Dollars in thousands)
Securities held to maturity:
U.S. government and agency securities	$—	—	$—	—	$—	—	$—	—	$—	$—	—
Mortgage-backed securities	—	—	—	—	—	—	2,660	4.86%	2,660	2,679	4.86%

Total Securities Held to Maturity	$—	—	$—	—	$—	—	$2,660	4.86%	$2,660	$2,679	4.86%

Securities available for sale:
U.S. government and agency securities	$297	1.70%	$20,202	4.13%	$10,014	4.41%	$—	—	$30,513	$30,513	4.20%
Mortgage-backed securities	—	—	—	—	—	—	7,521	4.87%	7,521	7,521	4.87%
Marketable equity securities	—	—	—	—	—	—	5,002	6.14%	5,002	5,002	6.14%
Corporate bond	—	—	1,499	5.73%	—	—	—	—	1,499	1,499	5.73%

Total securities available for sale	$297	1.70%	$21,701	4.24%	$10,014	4.41%	$12,523	5.38%	$44,535	$44,535	4.58%

Total investment securities portfolio	$297	1.70%	$21,701	4.24%	$10,014	4.41%	$15,183	5.29%	$47,195	$47,214	4.60%

Deposit Activities and Other Sources of Funds

General: Deposits are the major source of the Bank’s funds for lending and other investment purposes. In addition to deposits, Cooperative Bank derives funds from interest payments, loan principal repayments, borrowed funds and funds provided by operations. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used to compensate for reductions in the availability of funds from other sources. The Bank intends to fund its activities primarily through deposits.

Deposits: Deposits are attracted from within the Bank’s primary market area through the offering of a broad selection of deposit instruments including checking, savings, money market deposit and term certificate accounts (including negotiated jumbo certificates in denominations of $100,000 or more), as well as, individual retirement plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank does not obtain funds through brokers; however, the Bank attracts deposits over the Internet and considers this a viable alternative to borrowed funds. For further information regarding the Bank’s deposits, see “Management’s Discussion and Analysis” and Note 5 of Notes to Consolidated Financial Statements in the Annual Report.

The following table contains information relating to the Company’s average time deposits and their corresponding expense and average cost for the periods indicated.

	At December 31,
	2004	2003	2002
	(Dollars in Thousands)
Average time deposit balance	$276,465	$275,148	$271,939
Interest Expense	5,952	6,900	9,620
Average cost	2.15%	2.51%	3.54%

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2004.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$42,032
Over three through six months	24,831
Over six months through twelve months	24,513
Over twelve months	27,196

Total	$118,572

Borrowings: Deposits are the primary source of funds for Cooperative Bank’s lending and investment activities and for its general business purposes. If the need arises, the Bank may obtain advances from the FHLB of Atlanta to supplement its supply of loanable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Bank’s stock in the FHLB and a lien on a portion of the Bank’s first mortgage loans.

The FHLB of Atlanta functions as a central reserve bank providing credit for the Bank and other member financial institutions. As a member, Cooperative Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness.

Lumina borrows money on a short-term basis principally from another financial institution to fund its loans that are held for sale. This borrowing is collateralized by mortgage loans held for sale. When a loan is sold, the proceeds are used to repay the borrowing. Loans are usually sold within 60 days. This borrowing agreement provides for a maximum line of credit up to $10 million.

For further information regarding the Bank’s borrowings, see Note 6 of Notes to Consolidated Financial Statements in the Annual Report.

Competition

Cooperative Bank encounters strong competition both in the attraction of deposits and in the making of real estate and other loans. The Bank’s most direct competition for deposits has historically come from financial institutions in its market area. Competition for deposits is also realized from brokerage firms and credit unions. The Bank competes for deposits by offering depositors competitive rates, a high level of personal service, a wide range of banking products and convenient office locations.

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

Employees

At December 31, 2004, the Bank had 152 full-time employees and 6 part-time employees. Lumina had 32 full time employees and no part-time employees at December 31, 2004. None of the employees are represented by a collective bargaining unit. Both companies believe their relationship with the employees is good.

Executive Officers

At December 31, 2004, the executive officers of the Company who were not also directors were as follows:

Name	Age at December 31, 2004	Position
O.C. Burrell, Jr.	56	Executive Vice President and Chief Operating Officer
Todd L. Sammons, CPA	43	Senior Vice President and Chief Financial Officer
Dickson B. Bridger	45	Senior Vice President-Mortgage Lending

O.C. Burrell, Jr. was employed in May 1993 as Senior Vice President of Retail Banking. Mr. Burrell was elected Executive Vice President and Chief Operating Officer in 1997. Mr. Burrell has been in the banking industry since 1970 and has served in leadership capacities in various civic and professional organizations. He is active in the Wilmington Rotary Club and serves as a member of the executive committee and a director of the Child Development Center. He is also a director of the Wilmington Symphony and a member of the Retail Lending Committee of the North Carolina Bankers Association.

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

Dickson B. Bridger was employed in March 1984 as a mortgage loan originator. He was promoted to Vice President in February 1990 and Senior Vice President-Mortgage Lending in December 2000. He is a member of Wilmington West Rotary and serves as an Elder of the Little Chapel on the Boardwalk church in Wrightsville Beach, North Carolina.

Available Information

The Company maintains an Internet website at www.coop-bank.com. We make available our annual reports on Form 10-K in PDF format. Quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended and other information related to us free of charge, are linked from this site, as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

REGULATION AND SUPERVISION

Regulation of the Company

General: The Company is registered as a public company with the Securities and Exchange Commission (the “SEC”), its common stock is quoted on The Nasdaq Stock Market, Inc. (“Nasdaq”) and it is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”) and, as such, is subject to supervision and regulation by the Federal Reserve Board. The Company is also subject to regular examination by the Federal Reserve Board. In addition, as a state commercial bank holding company, the Company is subject to supervision by the Commissioner under North Carolina law. As a public company, the Company is required to file annual, quarterly and current reports with the SEC. As a bank holding company, the Company is required to furnish to the Federal Reserve Board annual and quarterly reports of its operations at the end of each period and to furnish such additional information as the Federal Reserve Board may require pursuant to the BHCA.

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

The BHCA authorizes the Federal Reserve Board to approve an application by a bank holding company to acquire an out-of-state bank under certain circumstances. The Federal Reserve Board may not approve such an application if the resulting bank holding company would control more than 10% of total deposits of FDIC insured depository institutions in the United States or if the resulting bank holding company previously controlled a bank or branch in the target state and, after the acquisition, would control 30% or more of the total amount of deposits in FDIC insured institutions in the state.

A bank holding company is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting securities of any company conducting non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be closely related to banking are: (1) making or servicing loans; (2) performing certain data processing services; (3) providing discount brokerage services; (4) acting as fiduciary, investment or financial advisor; (5) finance leasing personal or real property; (6) making investments in corporations or projects designed primarily to promote community welfare; and (7) acquiring a savings association, provided that the savings association only engages in activities permitted by bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including being “well-capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities may include insurance underwriting and investment banking. The Gramm-Leach-Bliley Act also authorizes banks to engage through “financial subsidiaries” in certain of the activities permitted for financial holding companies. Financial subsidiaries are generally treated as affiliates for purposes of restrictions on a bank’s transactions with affiliates. The Company has not yet opted to become a financial holding company.

The Federal Reserve Board has general authority to enforce the BHCA as to bank holding companies and may require a bank holding company to cease any activity or terminate control of any subsidiary engaged in an activity that the Federal Reserve Board believes constitutes a serious risk to the safety, soundness or stability of its bank subsidiaries.

The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Bank. See “Regulation of the Bank-Capital Requirements.”

Under the BHCA, any company must obtain approval of the Federal Reserve Board prior to acquiring control of the Company or the Bank. For purposes of the BHCA, “control” is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank.

The Change in Bank Control Act and the regulations of the Federal Reserve Board thereunder require any person or persons acting in concert (except for companies required to make application under the BHCA), to file a written notice with the Federal Reserve Board before such person or persons may acquire control of the Company or the Bank. The Change in Bank Control Act defines “control” as the power, directly or indirectly, to vote 25% or more of any voting securities or 10% where the company involved has securities registered under Section 12 of the Securities Exchange Act of 1934, or to direct the management or policies of a bank holding company or an insured bank.

Dividends: The Federal Reserve Board has the power to prohibit dividends by a bank holding company if such action constitutes an unsafe or unsound practice or where the holding company’s subsidiary depository institution is “significantly undercapitalized” within the meaning of the prompt corrective action regulations described below or “undercapitalized” as defined by such regulations and no acceptable capital plan has been submitted. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company’s capital needs, asset quality, and overall financial condition.

Stock Repurchases: Bank holding companies generally are required to give the Federal Reserve Board notice of any purchase or redemption of outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth. There is an exception for holding companies that qualify as well-capitalized and well-managed.

Sarbanes-Oxley Act of 2002: On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOX”) was signed into law. SOX contains provisions addressing corporate and accounting fraud which both amended the Securities Exchange Act of 1934, as amended (the “Act”) and directed the SEC to promulgate rules. SOX provided for the establishment of a new Public Company Accounting Oversight Board (“PCAOB”), to enforce auditing, quality control and independence standards for firms that audit public reporting companies and will be funded by fees from all public reporting companies. It is unlawful for any person that is not a registered public accounting firm (“RPAF”) to audit a public reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The SEC has prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. SOX requires the RPAF that issues the audit report to attest to and report on management’s assessment of the Company’s internal controls. In addition, SOX requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement.

SOX also increases the oversight and authority of audit committees of publicly traded companies. SOX imposed higher standards for auditor independence and restricts provisions of consulting services by auditing firms to companies they audit. Any non-audit services (subject to a 5% de minimis exception) being provided to an audit client require pre-approval by the Company’s audit committee members. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all public reporting companies must disclose whether at least one member of the committee is an audit committee “financial expert” (as such term is defined by the SEC rules) and if not, why not. Audit committees of Company’s listed on the Nasdaq must be composed of three directors who meet the definition of “independent” set forth both in NASD Rule 4200(a)(15) and Section 10A(m) and Rule 10A-3 of the Act, and whose audit committee has a written charter containing specific elements set forth in these same NASD and SEC rules and sections. A Company with stock quoted on the Nasdaq that fails to be in compliance with these audit committee requirements, as well as additional Nasdaq requirements, will be delisted.

Due to SOX, longer prison terms will be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan “blackout” periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors.

Although the Company anticipates it will incur additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on the Company’s financial condition or results of operations.

Regulation of the Bank

General: As a North Carolina chartered commercial bank with deposits insured by the Savings Association Insurance Fund (“SAIF”) administered by the FDIC, Cooperative Bank is subject to extensive regulation by the North Carolina Office of the Commissioner of Banks (the “Commissioner”) and the FDIC. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The Commissioner and the FDIC periodically examine Cooperative Bank for compliance with various regulatory requirements. The Bank must file reports with the Commissioner and the FDIC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Some of these regulatory requirements are referred to below or appear elsewhere herein.

Capital Requirements: The regulations of the Federal Reserve Board and the FDIC require bank holding companies and state-chartered banks that are not members of the Federal Reserve System to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital (as defined below) to total assets of 3%. Although setting a minimum 3% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is 4% of total assets. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels.

The risk-based capital rules of the Federal Reserve Board and the FDIC require bank holding companies and state non-member banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. For banks, core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships and certain other required deductions. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. The definition of core capital is slightly broader for bank holding companies; for example, limited amounts of cumulative perpetual preferred stock is includable in core capital. The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets.

The risk-based capital regulations require all banks and bank holding companies to maintain a minimum ratio of total capital to total risk-weighted assets of 8%. For the purpose of calculating these ratios, supplementary capital is limited to no more than 100% of core capital.

The federal bank regulatory agencies, including the Federal Reserve Board and the FDIC, have revised their risk-based capital requirements to ensure that such requirements provide for explicit consideration by commercial banks of interest rate risk. Management of the Bank does not believe that this interest rate risk component has an adverse effect on the Bank’s capital.

In addition to the FDIC regulatory capital requirements, the Commissioner requires North Carolina-chartered commercial banks to have adequate capitalization, which is determined based upon each bank’s particular set of circumstances. In addition, regulations require all North Carolina-chartered commercial banks to maintain a capital surplus at least equal to 50% of its common capital. Common capital is defined as the par value of its shares times the number of shares outstanding.

The Bank was in compliance with both the FDIC capital requirements and the North Carolina net worth requirement at December 31, 2004. For further information regarding the Bank’s capital requirements, see Note 7 of Notes to Consolidated Financial Statements in the Annual Report.

North Carolina banks must maintain a reserve fund in an amount and/or ratio set by the North Carolina Banking Commission to account for the level of liquidity necessary to assure the safety and soundness of the State banking system.

Prompt Corrective Regulatory Action: The FDIC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a bank that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A bank that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a bank that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the FDIC within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” banks are subject to additional mandatory restrictions. The FDIC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Subject to a narrow exception, a receiver or conservator must be appointed within specified time frames for an institution that is “critically undercapitalized.”

For information regarding the position of the Bank with respect to the FDICIA prompt corrective action rules, see Note 7 of Notes to Consolidated Financial Statements included in the Annual Report.

Lending Limit: North Carolina law generally limits a bank’s direct or indirect extensions of credit to a single borrower to 15% of the unimpaired capital of the bank. An additional 10% of unimpaired capital may be lent if secured by readily marketable collateral having a market value at least equal to the additional loans.

Standards for Safety and Soundness: The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the FDIC determines that a savings institution fails to meet any standard prescribed by the guidelines, the FDIC may require the institution to submit an acceptable plan to achieve compliance with the standard.

Community Reinvestment Act: The Bank, like other financial institutions, is subject to the Community Reinvestment Act (“CRA”). The purpose of the CRA is to encourage financial institutions to help meet the credit needs of their entire communities, including the needs of low and moderate income neighborhoods. During the Bank’s last compliance examination, the Bank received a “satisfactory” rating with respect to CRA compliance. The Bank’s rating with respect to CRA compliance would be a factor to be considered by the Federal Reserve Board and the FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and, if such rating was less than “satisfactory,” could result in the denial of such applications.

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

Deposit Insurance: The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the FDIC’s risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution’s capital level and supervisory evaluations. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution’s primary supervisory authority and such other information as the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance fund. The Bank is currently classified as well capitalized under this assessment system.

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

Transactions with Affiliates and Insiders: Transactions between banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, (ii) establish specified collateral requirements for certain bank transactions with their affiliates and (iii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a nonaffiliate. A bank holding company and its subsidiaries are considered “affiliates” of the bank under Section 23A and 23B. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, that act contains a specific exception for loans by the Bank to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Extensions of credit to executive officers are further restricted as to amount and type.

Enforcement: The Commissioner has extensive enforcement powers under North Carolina law which include the authority to issue cease and desist orders, assess civil money penalties and appoint a conservator or receiver.

The FDIC has primary federal enforcement responsibility over nonmember banks and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

Federal Home Loan Bank System: The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. Cooperative Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at December 31, 2004 of approximately $4.5 million.

Federal Reserve Board Regulation: Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves of 3% on the first $7.0 million to $47.6 million of transaction accounts, plus 10% on the remainder. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. At December 31, 2004, the Bank met its reserve requirements.

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

Patriot Act: The purpose of the Patriot Act is to enhance the ability of law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

TAXATION

The Bank is subject to the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) in the same general manner as other corporations.

For additional information regarding federal and state taxes, see Note 10 of Notes to Consolidated Financial Statements in the Annual Report.

State Income Taxation

Under North Carolina law, the Bank is subject to an annual corporate income tax of 6.90% of its federal taxable income as computed under the Code, subject to certain prescribed adjustments. In addition to the state corporate income tax, the Bank is subject to an annual state franchise tax, which is imposed at a rate of .15% applied to the greatest of the Bank’s (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of property in North Carolina. The filing of consolidated returns is not permitted under North Carolina law. Lumina is subject to an annual corporate income tax in North Carolina, South Carolina and Virginia at a rate of 6.90%, 5.00% and 6.00% respectively.

Item 2.	Properties

The Bank operated 21 offices throughout the coastal and inland communities of eastern North Carolina at December 31, 2004. The Bank has a total of 7 offices that are subject to leases. The land is leased for 4 of these offices on which the Bank has its own building. Two offices are a lease of the land and the building on it and one is an office condominium that is leased by the Bank. Lumina operated 4 offices in Wilmington, North Carolina; North Myrtle Beach, South Carolina; and Virginia Beach, Virginia. All of these offices are leased. For additional information relating to premises and equipment, see Note 4 of Notes to Consolidated Financial Statements in the Annual Report.

Item 3.	Legal Proceedings

Although the Company and its subsidiary, from time to time, are involved in various legal proceedings in the normal course of business, the Company and the Bank are not parties to any pending legal proceedings that they believe would have a material adverse effect on the financial condition or operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Subject to prior rights of holders of any outstanding shares of our preferred stock, holders of common stock are entitled to receive dividends as may be legally declared by our board of directors and, in the event of dissolution and liquidation, to receive our net assets remaining after payment of all liabilities, in proportion to their respective holdings. Additional information concerning certain limitations on our payment of dividends is set forth above under “Regulation and Supervision—Regulation of Company’s Dividends” and incorporated herein by reference. The information contained under the section captioned “Corporate Information—Capital Stock” in the Annual Report, filed as Exhibit 13 hereto, is also incorporated herein by reference.

The Company did not purchase any of its common stock during the quarter ended December 31, 2004.

Item 6.	Selected Financial Data

The information required by this item is incorporated herein by reference to the tables captioned “Selected Financial and Other Data” in the Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The information contained in the section captioned “Management’s Discussion and Analysis” in the Annual Report is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information contained in the sections captioned “Interest Rate Sensitivity Analysis” and “Market Risk” in the Annual Report is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The Report of Independent Accountants, Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Annual Report, which are listed under Item 15 herein, are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company’s last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Item 1.01	Entering into a Material Definitive Agreement

a.	Approval of Agreements with the Federal Home Loan Bank of Atlanta

On October 13, 2004, the Board of Directors of the registrant and the registrant’s principal subsidiary, Cooperative Bank (the “Bank”) gave approval for the Bank to enter into a new form of Advances and Security Agreement and a new form of Joinder Agreement with the Federal Home Loan Bank of Atlanta (the “FHLB”), in substitution for the agreements currently in effect. The Bank’s subsidiary, CS&L Holding Company, a Virginia corporation, and its subsidiary, CS&L Real Estate Trust, Inc., a North Carolina corporation, are also a parties to the Joinder Agreement. The FHLB advised the Bank that the new forms of agreements have been required pursuant to the FHLB’s efforts to standardize agreements with its members. This agreement provides for the Bank to be able to participate in the FHLB’s credit programs. In order to borrow under the terms of this agreement, the Bank must have sufficient levels of collateral acceptable to the FHLB. As security for such borrowings, if any, the Bank grants the FHLB a security interest in all property previously given as collateral under the prior agreements, and in other eligible collateral. Eligible collateral may include, subject to certain exceptions, and to the extent pledged by the Bank, the Bank’s stock in the FHLB, deposits of the Bank with the FHLB, residential first mortgage collateral, commercial mortgage collateral, multifamily mortgage collateral, HELOC and second mortgage collateral, government and agency securities collateral, other securities collateral and other collateral, including the products and proceeds thereof. The amount of credit available to the Bank under the agreement will vary from time to time depending on the amount of collateral that the registrant has available to pledge to the FHLB. The Advances and Security Agreement and related Joinder Agreement are attached hereto as Exhibit 10.12 to this Report.

b.	Stock Option Grants and Form of Award Agreement

On December 15, 2004 and effective on December 29, 2004, the Board of Directors granted each outside director options to purchase 3,000 shares of the Company’s common stock at an exercise price of $18.00 per share, granted Frederick Willets, III options to purchase 10,500 shares of the Company’s common stock at an exercise price of $18.00 per share, granted O.C. Burrell, Jr. options to purchase 5,550 shares of the Company’s common stock at an exercise price of $18.00 per share and granted Todd Sammons and Dickson Bridger options to purchase 4,500 shares of the Company’s common stock at an exercise price of $18.00 per share. The number of shares and the exercise price have been adjusted to reflect the effects of the 3-for-2 stock split in the form of a 50% stock dividend declared on January 19, 2005 and paid on February 24, 2005. The forms of the Company’s stock option award agreements are attached as Exhibits 10.13 and 10.14 to this Report.

c. On November 29, 2004, Lumina Mortgage Company, Inc. executed a supplement to the Master Mortgage Loan Warehousing and Security Agreement (the “Agreement”) dated April 1, 2004. This Agreement provides Lumina with a line of credit of up to $10,000,000 to fund its loans that are held for sale. When a loan is sold, the proceeds are used to repay the borrowing. Loans are usually sold within 60 days. This borrowing is collateralized by mortgage loans held for sale. At December 31, 2004, Lumina had approximately $7.2 million outstanding under this Agreement with a weighted average interest rate of 4.65%. The Agreement and supplement are attached as Exhibit 10.15 to this Report.

Item 2.03	Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

The information set forth in Item 1.01(a) is incorporated by reference into this Item. At December 31, 2004, the Bank had approximately $78 million in outstanding advances from the FHLB, with maturities ranging from 2005 to 2014 and a weighted average interest rate of 3.21%.

PART III

Item 10.	Directors and Executive Officers of the Registrant

For information concerning the Board of Directors, the identification of the Audit Committee and the audit committee financial expert, the information contained under the section captioned “Proposal I — Election of Directors” in the Proxy Statement is incorporated herein by reference.

The information contained under the caption “Executive Officers” under Part I of this Form 10-K is incorporated herein by reference.

Information regarding delinquent Form 3, 4 and 5 filers is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Code of Ethics

The Company has adopted a written Code of Ethics, which applies to the Company’s directors, officers and employees, including its principal and executive office and senior financial officers and it is posted on our website at www.coop-bank.com. The Company intends to disclose any changes or waivers from our Code of Ethics applicable to any senior financial officers on our website at www.coop-bank.com or in a report on Form 8-K. A copy of the Code of Ethics is available, without charge, upon written request to Linda Garland, Corporate Secretary, Cooperative Bankshares, Inc., 201 Market Street, Wilmington, North Carolina 28401.

Item 11.	Executive Compensation

The information contained under the section captioned “Proposal I — Election of Directors” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders of Voting Securities” in the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Management” in the Proxy Statement.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge of any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2004 with respect to the Company’s equity compensation plans.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants & rights*	Weighted-average exercise price of outstanding options, warrants and rights*	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)*)
Equity compensation plans approved by security holders	245,465	$10.69	128,793
Equity compensation plans not approved by security holders	—	—	—

Total	245,465	$10.69	128,793

*	Information has been adjusted to reflect the effects of a 3-for-2 stock split in the form of a 50% stock dividend declared on January 19, 2005 and paid on February 24, 2005.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Transactions with Management” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Audit and Other Fees Paid to the Independent Public Accountant” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as a Part of this Report.

(1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Auditors

Consolidated Statements of Financial Condition as of December 31, 2004 and 2003

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted, except for the report below, because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related thereto.

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K or incorporated herein by reference and is also the Exhibit Index.

No.	Description

3.1*	Articles of Incorporation

3.2*	Bylaws, as amended

10.1**	Cooperative Bankshares, Inc. 1998 Stock Option and Incentive Plan

10.2*	Employment Agreement with Frederick Willetts, III

10.3****	Severance Agreement with Todd L. Sammons

10.4***	Severance Agreement with O.C. Burrell, Jr.

10.5****	Severance Agreement with Dickson B. Bridger

10.6*	Amendment to Severance Agreement of O.C. Burrell, Jr.

10.7*	Indemnity Agreement with Directors and Executive Officers

10.8*****	Director Retirement Agreements between Cooperative Bank and Each Non-Employee Director of Cooperative Bank

10.9*****	Director Deferred Fee Agreements between Cooperative Bankshares, Inc. and each Director of the Company

10.10*****	Director Deferred Fee Agreements between Cooperative Bank and Each Non-Employee Director of Cooperative Bank

10.11*****	Executive Indexed Retirement Agreements between Cooperative Bank and Frederick Willetts, III and O. C. Burrell, Jr.

10.12	Advances and Security Agreement, dated November 23, 2004, between Cooperative Bank and the Federal Home Loan Bank of Atlanta and related Joinder Agreement

10.13	Form of Incentive Stock Option Award Agreement

10.14	Form of Non-Incentive Stock Option Award Agreement

10.15	Master Mortgage Loan Warehousing and Security Agreement, dated April 1, 2004, and a supplement, dated November 1, 2004, between Lumina Mortgage Company, Inc. and First Collateral Services, Inc.

11	Statement re: computation of per share earnings - Reference is made to the Company’s Consolidated Statements of Operations attached hereto as Exhibit 13, which are incorporated herein by reference

13	Annual Report to Stockholders for the Fiscal Year Ended December 31, 2004

21	Subsidiaries

23	Consent of Dixon Hughes PLLC

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Reg. No. 33-79206).

**	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-92219).

***	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1997.

****	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2000.

*****	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001.

(b) Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

(c) Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report pursuant to Rule 14a-3(b) which are required to be included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOPERATIVE BANKSHARES, INC.

Date: March 22, 2005	By:	/s/ Frederick Willetts, III
Frederick Willetts, III
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Frederick Willetts, III Frederick Willetts, III President, Chief Executive Officer and Chairman (Principal Executive Officer and Director)	Date: March 22, 2005

By:	/s/ Todd L. Sammons Todd L. Sammons Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: March 22, 2005

By:	/s/ Paul G. Burton Paul G. Burton (Director)	Date: March 22, 2005

By:	/s/ Russell M. Carter Russell M. Carter (Director)	Date: March 22, 2005

By:	/s/ F. Peter Fensel, Jr. F. Peter Fensel, Jr. (Director)	Date: March 22, 2005

By:	/s/ James D. Hundley James D. Hundley (Director)	Date: March 22, 2005

By:	/s/ H. Thompson King, III H. Thompson King, III (Director)	Date: March 22, 2005

By:	/s/ R. Allen Rippy R. Allen Rippy (Director)	Date: March 22, 2005

By:	/s/ O. Richard Wright, Jr. O. Richard Wright, Jr. (Director)	Date: March 22, 2005