Form 10-Q
period 2005-03-31
COOPERATIVE BANKSHARES INC
filed 2005-05-11
CIK 923529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 4,298,316 shares at May 3, 2005

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2005	December 31, 2004*
	(unaudited)
Assets
Cash and due from banks, noninterest-bearing	$13,131,925	$12,031,627
Interest-bearing deposits in other banks	2,109,843	4,360,960

Total cash and cash equivalents	15,241,768	16,392,587
Securities:
Available for sale (amortized cost of $44,038,554 in March 2005 and $44,432,476 in December 2004)	43,592,424	44,535,010
Held to maturity (estimated market value of $2,512,111 in March 2005 and $2,678,860 in December 2004)	2,541,116	2,659,595
FHLB stock	5,289,000	4,518,500
Loans held for sale	10,302,054	7,239,131

Loans	498,316,111	453,769,733
Less allowance for loan losses	4,657,822	4,353,227

Net loans	493,658,289	449,416,506

Accrued interest receivable	2,374,385	2,085,164
Premises and equipment, net	8,649,464	8,597,015
Goodwill	1,461,543	1,461,543
Other assets	13,226,201	13,202,393

Total assets	$596,336,244	$550,107,444

Liabilities and Stockholders’ Equity
Deposits	$441,985,339	$414,757,904
Short-term borrowings	40,283,750	32,342,878
Escrow deposits	371,514	194,408
Accrued interest payable	224,452	190,689
Accrued expenses and other liabilities	2,910,028	2,629,188
Long-term obligations	63,081,358	53,082,676

Total liabilities	548,856,441	503,197,743

Stockholders’ equity:
Preferred stock, $1 par value, 3,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $1 par value, 7,000,000 shares authorized, 4,291,115 and 2,860,764 shares issued and outstanding	4,291,115	2,860,764
Additional paid-in capital	2,673,233	2,673,233
Accumulated other comprehensive income (loss)	(294,445)	67,672
Retained earnings	40,809,900	41,308,032

Total stockholders’ equity	47,479,803	46,909,701

Total liabilities and stockholders’ equity	$596,336,244	$550,107,444

Book value per common share**	$11.06	$10.93

*	Derived from audited consolidated financial statements.
**	The 2004 information is computed after giving the retroactive effect of a 3-for-2 stock split in the form of a 50% stock dividend declared on January 19, 2005 and paid on February 24, 2005.

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest income:
Loans	$7,253,678	$5,944,835
Securities	536,222	562,083
Other	20,490	9,880
Dividends on FHLB stock	48,993	35,736

Total interest income	7,859,383	6,552,534

Interest expense:
Deposits	2,082,491	1,506,825
Borrowed funds	717,894	672,009

Total interest expense	2,800,385	2,178,834

Net interest income	5,058,998	4,373,700
Provision for loan losses	325,000	220,000

Net interest income after provision for loan losses	4,733,998	4,153,700

Noninterest income:
Gain on sale of loans	607,951	580,169
Service charges and fees on loans	152,989	69,713
Deposit-related fees	383,015	364,091
Bank-owned life insurance earnings	79,035	86,608
Other income, net	33,389	44,910

Total noninterest income	1,256,379	1,145,491

Noninterest expense:
Compensation and fringe benefits	2,522,758	2,296,407
Occupancy and equipment	857,244	824,305
Professional and examination fees	124,128	131,221
Advertising	116,274	124,981
Other	531,281	523,531

Total noninterest expenses	4,151,685	3,900,445

Income before income taxes	1,838,692	1,398,746
Income tax expense	691,056	480,276

Net income	$1,147,636	$918,470

Net income per common share:
Basic*	$0.27	$0.21

Diluted*	$0.26	$0.21

Weighted average common shares outstanding:
Basic*	4,291,115	4,283,309

Diluted*	4,372,202	4,369,776

*	The 2004 information is computed after giving the retroactive effect of a 3-for-2 stock split in the form of a 50% stock dividend declared on January 19, 2005 and paid on February 24, 2005.

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance, December 31, 2004	$2,860,764	$2,673,233	$67,672	$41,308,032	$46,909,701
3-for-2 stock split in the form of a 50% dividend	1,430,351	—	—	(1,430,351)	—
Other comprehensive loss, net of taxes	—	—	(362,117)	—	(362,117)
Net income	—	—	—	1,147,636	1,147,636
Cash dividends ($.05 per share)	—	—	—	(215,417)	(215,417)

Balance, March 31, 2005	$4,291,115	$2,673,233	$(294,445)	$40,809,900	$47,479,803

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net income	$1,147,636	$918,470
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion, amortization, and depreciation	249,012	254,546
Net gain on sale of loans	(607,951)	(580,169)
Benefit from deferred income taxes	(129,210)	(85,420)
Loss on disposal of premises and equipment	3,290	—
Provision for loan losses	325,000	220,000
Originations of loans held for sale	(66,431,330)	(34,758,191)
Proceeds from sales of loans held for sale	63,976,600	33,410,564
Changes in assets and liabilities:
Accrued interest receivable	(289,221)	(133,848)
Earnings on bank-owned life insurance	(79,035)	(86,608)
Prepaid expenses and other assets	386,985	607,937
Accrued interest payable	33,763	15,784
Accrued expenses and other liabilities	280,840	370,035

Net cash provided (used) by operating activities	(1,133,621)	153,100

Investing activities:
Purchases of securities available for sale	—	(5,293,578)
Repayments of mortgage-backed securities available for sale	391,889	570,274
Repayments of mortgage-backed securities held to maturity	118,596	298,353
Loan originations, net of principal repayments	(44,581,909)	(10,476,022)
Net expenditures on foreclosed real estate	(1,119)	—
Net purchases of FHLB stock	(770,500)	(200,000)
Purchases of premises and equipment	(302,833)	(155,229)

Net cash used in investing activities	(45,145,876)	(15,256,202)

Financing activities:
Net increase in deposits	27,227,435	9,248,061
Net proceeds on short-term borrowings	7,940,872	631,566
Repayments on long-term obligations	(1,318)	(1,247)
Proceeds on long-term borrowings	10,000,000	5,000,000
Proceeds from issuance of common stock	—	46,506
Dividends paid	(215,417)	(143,037)
Net change in escrow deposits	177,106	97,166

Net cash provided by financing activities	45,128,678	14,879,015

Decrease in cash and cash equivalents	(1,150,819)	(224,087)
Cash and cash equivalents:
Beginning of period	16,392,587	18,393,365

End of period	$15,241,768	$18,169,278

(Continued)

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Three Months Ended March 31,
	2005	2004
Cash paid for:
Interest	$2,766,622	$2,163,050
Income taxes	272,715	25,900

Summary of noncash investing and financing activities:
Transfer from loans to foreclosed real estate	14,884	120,372
Loans to facilitate the sale of foreclosed real estate	—	111,725
Unrealized gain (loss) on securities available for sale, net of taxes	(362,117)	261,605
Reclassifications between long-term obligations and short-term borrowings	—	10,000,000

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies: The significant accounting policies followed by Cooperative Bankshares, Inc. (the “Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management’s opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s annual report for the year ended December 31, 2004 (the “Annual Report”). The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

2.	Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts of Cooperative Bankshares, Inc., Cooperative Bank (the “Bank”) and its wholly owned subsidiaries, Lumina Mortgage Company, Inc. (“Lumina”) and CS&L Holdings, Inc. (“Holdings”), and Holdings’ majority owned subsidiary, CS&L Real Estate Trust, Inc. (the “REIT”). All significant intercompany items have been eliminated. Certain items for prior periods have been reclassified to conform to the current period presentation. These reclassifications have no effect on the net income or stockholders’ equity as previously reported.

3.	Earnings Per Share: Earnings per share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding (basic EPS) and the sum of the weighted average number of common shares outstanding and potential common stock (diluted EPS). Potential common stock consists of stock options issued and outstanding. In determining the number of shares of potential common stock, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise. The following table provides a reconciliation of income available to common stockholders and the average number of shares outstanding for the periods below after giving the retroactive effect of a 3-for-2 stock split in the form of a 50% stock dividend declared on January 19, 2005 and paid on February 24, 2005:

	Three months ended March 31,
	2005	2004
Net income (numerator)	$1,147,636	$918,470

Shares for basic EPS (denominator)	4,291,115	4,283,309
Dilutive effect of stock options	81,087	86,467

Shares for diluted EPS (denominator)	4,372,202	4,369,776

For the periods ended March 31, 2005 and 2004, there were no options outstanding that were antidilutive since the exercise price did not exceed the average market price.

4.	Comprehensive Income: Comprehensive income includes net income and all other changes to the Company’s equity, with the exception of transactions with shareholders (“other comprehensive income”). The Company’s only components of other comprehensive income relate to unrealized gains and losses on available for sale securities. The following table sets forth the components of other comprehensive income and total comprehensive income for the three months ended March 31.

	Three Months Ended March 31,
	2005	2004
Net income	$1,147,636	$918,470
Other comprehensive income (loss):
Unrealized gain (loss) arising during the period	(548,662)	396,371

Income tax benefit (expense)	186,545	(134,766)

Other comprehensive income (loss)	(362,117)	261,605

Comprehensive income	$785,519	$1,180,075

5.	Stock-Based Compensation: On January 1, 1996 the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation”. As permitted by SFAS No. 123, the Company has chosen to continue to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The option exercise price is the market price of the common stock on the date the option is granted. Accordingly, no compensation cost has been recognized for options granted under the Option Plan. Had compensation cost for the Company’s Option Plan been determined based on the fair value at the grant dates for awards under the option plan consistent with the method of SFAS No. 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below.

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$1,147,636	$918,470
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(23,054)

Proforma net income	$1,147,636	$895,416

Earnings per share:
Basic-as reported	$0.27	$0.21

Basic-proforma	$0.27	$0.21

Diluted-as reported	$0.26	$0.21

Diluted-proforma	$0.26	$0.20

6.	New Accounting Pronouncements: In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation (SFAS No. 123(R))”. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. This Statement was amended on April 14, 2005 to make the provisions of this Statement effective at the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) on January 1, 2006. The adoption of SFAS No. 123(R) is expected to have a material effect on our consolidated financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Cooperative Bankshares, Inc. (the “Company”) is a registered bank holding company incorporated in North Carolina in 1994. The Company is the parent company of Cooperative Bank (the “Bank”), a North Carolina chartered commercial bank. Cooperative Bank, headquartered in Wilmington, North Carolina, was chartered in 1898. The Bank provides financial services through 21 offices in Eastern North Carolina. One of the Bank’s subsidiaries, Lumina Mortgage Company, Inc. (“Lumina”) is a mortgage banking firm originating and selling residential mortgage loans through offices in Wilmington, North Carolina, Surf City, North Carolina, North Myrtle Beach, South Carolina, and Virginia Beach, Virginia. The Bank’s other subsidiary, CS&L Holdings, Inc. (“Holdings”) is a holding company incorporated in Virginia for CS&L Real Estate Trust, Inc. (the “REIT”), which is a real estate investment trust.

Through its offices, the Bank provides a wide range of banking products, including interest-bearing and noninterest-bearing checking accounts, certificates of deposit, savings accounts and individual retirement accounts. It offers an array of loan products: overdraft protection, commercial, consumer, agricultural, real estate, residential mortgage and home equity loans. Also offered are safe deposit boxes and automated banking services through ATMs and Access24 Phone Banking. The Bank also offers free Online Banking and Bill Pay for personal accounts. In addition, the Bank also offers discount brokerage services, annuity sales and mutual funds through a third party arrangement with UVEST Investment Services.

The Bank is scheduled to move the location of two of its Wilmington branches to more desirable locations in 2005. In addition, the Bank will occupy a new operations and training center by June 2005.

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

Management Strategy

The Bank’s lending activities have traditionally concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. In recent years the Bank has emphasized the origination of nonresidential real estate loans and secured and unsecured consumer and business loans. As of March 31, 2005, approximately $342 million, or 68%, of the Bank’s loan portfolio, which excludes loans held for sale, consisted of loans secured by residential properties. This compared to approximately $309 million, or 68% at December 31, 2004. The Bank originates adjustable rate and fixed rate loans. As of March 31, 2005, adjustable rate and fixed rate loans totaled approximately 63% and 37%, respectively, of the Bank’s total loan portfolio.

The Bank has chosen to sell a large percentage of its fixed rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to invest these funds in commercial loans, while increasing fee income and reducing interest rate risk.

Interest Rate Sensitivity Analysis

Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be analyzed using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. Gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At March 31, 2005, the Company had a one-year positive gap position of 3.7% as compared to 8.8% at December 31, 2004. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, a part of the Company’s adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings and money market deposit accounts. Experience has shown that the Company sees relatively modest repricing on these types of transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

When Lumina gives a rate lock commitment to a customer, there is a concurrent “lock in” for the loan with a secondary market investor under a best efforts delivery mechanism. Therefore, interest rate risk is mitigated because any commitment to fund a loan available for sale is concurrently hedged by a commitment from an investor to purchase the loan under the same terms. Loans are usually sold within 60 days after closing.

Liquidity

The Company’s goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, deposits, income from operations and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta (“FHLB”) in an amount of up to 25% of the Bank’s total assets. At March 31, 2005, the Bank’s borrowed funds from the FHLB equaled 15.6% of its total assets. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition.

At March 31, 2005, the estimated market value of liquid assets (cash, cash equivalents, marketable securities and loans held for sale) was approximately $71.6 million, which represents 13.1% of deposits and borrowed funds as compared to $70.8 million or 14.2% of deposits and borrowed funds at December 31, 2004. The increase in liquid assets was due to an increase in loans held for sale.

The Company’s primary uses of liquidity are to fund loans and to make investments. Management considers current liquidity levels adequate to meet the Company’s cash flow requirements. If the loan portfolio continues to increase as it did in the first quarter of 2005, additional funding sources, such as brokered deposits or selling loans, will need to be considered.

Off-Balance Sheet Arrangements and Contractual Commitments

At March 31, 2005, outstanding off-balance sheet commitments to extend credit totaled $58.3 million, and the undisbursed portion of construction loans was $59.5 million. The Bank continued to be obligated to make future payments under contracts, such as debt and lease agreements, the amounts of which were consistent with the amounts at December 31, 2004 other than the increase in borrowed funds of $17.9 million and the increase in deposits of $27.2 million at March 31, 2005. For further information see “Financial Condition at March 31, 2005 compared to December 31, 2004”.

Capital

Stockholders’ equity at March 31, 2005, was $47.5 million, up 1.2% from $46.9 million at December 31, 2004. Stockholders’ equity at March 31, 2005, includes an unrealized loss net of tax of $294,000 as compared to an unrealized gain net of tax at December 31, 2004, of $68,000 on securities available for sale marked to estimated fair market value.

Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets ranging from 3% to 5%. At March 31, 2005, the Bank’s ratio of Tier I capital was 8.27%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of allowance for loan losses. At March 31, 2005, the Bank had a ratio of qualifying total capital to risk-weighted assets of 11.35%.

The Company, as a bank holding company, is also subject, on a consolidated basis, to the capital adequacy guidelines of the Board of Governors of the Federal Reserve (the “Federal Reserve Board”). The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. The Company currently exceeds all of its capital requirements. Management expects the Company to continue to exceed these capital requirements without altering current operations or strategies.

On March 22, 2005, the Company’s Board of Directors approved a quarterly cash dividend of $.05 per share, a 7.1% increase over the $0.0467 paid in fourth quarter, 2004. The dividend was paid on April 15, 2005 to stockholders of record as of April 1, 2005 The fourth quarter per share data was adjusted to reflect the 3-for-2 stock split paid on February 24, 2005 in the form of a 50% stock dividend. Any future payment of dividends is dependent on the financial condition and capital needs of the Company, requirements of regulatory agencies and economic conditions in the marketplace.

Critical Accounting Policies

The Bank’s most significant critical accounting policies are those that govern accounting for loans and its allowance for loan losses and goodwill. A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and results, and requires a difficult, subjective or complex judgment by management. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. For further information on the allowance for loan losses, see the “Critical Accounting Policies” and the “Financial Condition” in Management’s Discussion and Analysis and Note 3 of “Notes to Consolidated Financial Statements” included in the Annual Report on Form 10-K filed with the SEC on March 30, 2005. For further information on goodwill, see the “Critical Accounting Policies” in Management’s Discussion and Analysis and Note 13 of “Notes to Consolidated Financial Statements” included in the Annual Report on Form 10-K filed with the SEC on March 30, 2005.

FINANCIAL CONDITION AT MARCH 31, 2005 COMPARED TO DECEMBER 31, 2004

The Company’s total assets increased 8.4% to $596.3 million at March 31, 2005, as compared to $550.1 million at December 31, 2004. The major change in the assets was an increase of $44.5 million (9.8%) in loans and $3.1 million (42.3%) in loans held for sale which were funded primarily by an increase in deposits of $27.2 million (6.6%), short-term borrowings of $7.9 million (24.6%) and long-term obligations of $10.0 million (18.8%). The increase in loans and deposits was a result of continued growth in newer branches and being located in vibrant markets. The majority of the loan growth occurred in commercial real estate loans due to the economic expansion in the Bank’s market area and the Bank’s increased emphasis on commercial lending. The increase in deposits was mainly in the fifteen month certificate and noninterest-bearing checking accounts. The increase in the fifteen month certificate was due to the Bank offering a competitive promotional rate on a reasonably short term deposit in an effort to foster deposit growth. The Bank continues to emphasize obtaining business accounts, which is the reason for the checking account increase. The Bank also attracted an additional $7.8 million in internet deposits. Internet deposits are usually obtained from other financial institutions with terms primarily of one to two years. Borrowed funds which are collateralized through an agreement with the FHLB for advances increased $15.0 million since December 31, 2004. These advances are secured by the Bank’s investment in FHLB stock and qualifying first mortgage loans. Loans held for sale are funded by a short-term borrowing at another financial institution, which increased $2.7 million since December 31, 2004 and are collateralized by the loans held for sale.

The Company’s nonperforming assets (loans 90 days or more delinquent and foreclosed real estate) were $340,000, or 0.06% of assets, at March 31, 2005, compared to $207,000, or 0.04% of assets, at December 31, 2004. Foreclosed real estate increased to $16,000 at March 31, 2005, from $0 at December 31, 2004. The Company assumes an aggressive position in collecting delinquent loans and disposing of foreclosed assets to minimize balances of nonperforming assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. For further information see “Comparison of Operating Results – Provision and Reserve for Loan Losses”.

COMPARISON OF OPERATING RESULTS

Overview

The net income of the Company depends primarily upon net interest income. Net interest income is the difference between the interest earned on loans, the securities portfolios and interest-earning deposits and the cost of funds, consisting principally of the interest paid on deposits and borrowings. The Company’s operations are materially affected by general economic conditions, the monetary and fiscal policies of the Federal government, and the policies of regulatory authorities. Yields and costs have increased because of the actions taken by the Federal Reserve over the past several months to increase interest rates.

Net Income

Net income for the three-month period ended March 31, 2005, of $1.1 million represents a 25.0% increase as compared to the same period last year. The increase in net income for the period ended March 31, 2005 can be attributed to an increase in net interest income of $685,000 and noninterest income of $111,000. For further information see the captions “Noninterest income” and “Noninterest Expense”.

Interest Income

For the three-month period ended March 31, 2005, interest income increased 19.9% as compared to the same period a year ago. The increase in net interest income is primarily a result of the average balance of interest-earning assets increasing 13.2% and the average yield increasing 33 basis points as compared to the same period a year ago. The yield on average interest-earning assets increased to 5.84% as compared to 5.51% for the same period a year ago which impacted interest income positively.

Interest Expense

Interest expense increased 28.5% for the three-month period ended March 31, 2005, as compared to the same period a year ago. This increase was caused by the average cost of interest-bearing liabilities increasing to 2.34% from 2.03% as compared to the same period a year ago, which was due to the rising interest rate environment. In addition, the average balance of interest-bearing liabilities increased 11.4% as compared to the same period a year ago.

Net Interest Income

Net interest income for the three-month period ended March 31, 2005, as compared to the same period a year ago, increased 15.7%. The increase was due to a smaller rise in interest-bearing liabilities versus the rise in interest-earning assets. There was also less of an increase in the cost of liabilities, versus the yield on assets. See “Average Yield/Cost Analysis” table for further information on interest income and interest expense.

AVERAGE YIELD/COST ANALYSIS

The following table contains information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. The average loan portfolio balances include nonaccrual loans.

	For the quarter ended
	March 31, 2005			March 31, 2004
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Interest-bearing deposits in other banks	$3,607	$20	2.22%	$4,432	$10	0.90%
Securities:
Available for sale	44,283	505	4.56%	46,512	512	4.40%
Held to maturity	2,623	31	4.73%	3,749	50	5.33%
FHLB stock	4,671	49	4.20%	4,133	36	3.48%
Loan portfolio	482,835	7,254	6.01%	416,469	5,945	5.71%

Total interest-earning assets	538,019	7,859	5.84%	475,295	6,553	5.51%

Non-interest earning assets	25,273			25,629

Total assets	$563,292			$500,924

Interest-bearing liabilities:
Deposits	392,237	2,082	2.12%	344,086	1,507	1.75%
Borrowed funds	87,093	718	3.30%	86,052	672	3.12%

Total interest-bearing liabilities	479,330	$2,800	2.34%	430,138	$2,179	2.03%

Non-interest bearing liabilities	38,259			29,868

Total liabilities	517,589			460,006
Stockholders’ equity	45,703			40,918

Total liabilities and stockholders’ equity	$563,292			$500,924

Net interest income		$5,059			$4,374

Interest rate spread			3.50%			3.48%

Net yield on interest-earning assets			3.76%			3.68%

Percentage of average interest-earning assets to average interest-bearing liabilities			112.2%			110.5%

Provision and Reserve for Loan Losses

During the three-month period ended March 31, 2005 the Bank had net charge-offs against the allowance for loan losses of $20,000 compared to $28,000 for the same period in 2004. The Bank added $325,000 to the allowance for loan losses for the current three-month period as compared to $220,000 for the same period last year, increasing the balance to $4.7 million at March 31, 2005. The increase in the provision for loan losses was caused by the increase in the loan portfolio and the Bank’s increased emphasis on commercial loans. The asset quality of the Bank remained at a desirable level. This brings the ratio of allowance for loan losses to total loans to 0.92% at March 31, 2005 as compared to 0.94% at December 31, 2004. This percentage declined because of the increase in loans in the Bank’s portfolio. Management considers the current level of the allowance to be appropriate based on loan composition, the current level of delinquencies and other nonperforming assets, overall economic conditions and other factors. Future increases to the allowance may be necessary, however, due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

Noninterest Income

Noninterest income increased by 9.7% for the three-month period ended March 31, 2005, as compared to the same period a year ago. The change in noninterest income can be attributed to gain on sale of loans and service charges and fees on loans increasing $28,000 and $83,000 respectively. These changes were primarily caused by an increase in mortgage banking activities.

Noninterest Expense

For the three-month period ended March 31, 2005, noninterest expense increased 6.4% as compared to the same period last year. Compensation and fringe benefits and occupancy and equipment increased $226,000 and $33,000 respectively. Compensation and related costs increased due to increases in costs of benefits, staffing levels, incentive pay and normal increases in salaries. The occupancy and equipment increase can be primarily attributed to a rise in data processing maintenance and supplies.

Income Taxes

The effective tax rate for the three-month periods ended March 31, 2005 and 2004 was 37.6% and 34.3% respectively. The higher rate in 2005 resulted principally from a change in organizational structure, which included the formation of Holdings and the REIT, that the company implemented in December 2002. In addition to the benefits for which the revised structure was implemented, it also resulted in reduced state income taxes. State taxing authorities have recently announced that they will vigorously pursue taxpayers who have utilized certain organizational structures that result in reduced state income taxes, including the structure of the Company has utilized. While the Company believes its tax position is sound, it has decided to modify its business plan in 2005 and subsequent years in response to that announcement. For further information on income taxes see “Income Taxes” in Management’s Discussion and Analysis and Note 10 of “Notes to Consolidated Financial Statements” included in the Annual Report.

Note Regarding Forward-Looking Statements

This document, as well as other written communications made from time to time by Cooperative Bankshares, Inc. and subsidiaries (the “Company”) and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections, such as earnings projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the PSLRA). Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “should,” “planned,” “estimated” and “potential”. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA. The Company’s ability to predict future results is inherently uncertain and the company cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. These factors include among others, changes in market interest rates and general and regional economic conditions, changes in government regulations, changes in accounting principles and the quality or composition of the loan and investment portfolios and other factors that may be described in the Company’s quarterly reports on Form 10-Q and in its annual report on Form 10-K, each filed with the Securities and Exchange Commission, which are available at the Securities and Exchange Commission’s Internet website (www.sec.gov) and to which reference is hereby made.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest-earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of, and adherence to, the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and interest-bearing liabilities so as to mitigate the effect of changes in the rate environment. The Company’s market risk profile has not changed materially since December 31, 2004.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

(a)	Not applicable

(b)	Not applicable

Item 4. Submission of Matters to a Vote of Security-Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 3.1*	Articles of Incorporation

Exhibit 3.2	Articles of Amendment to the Articles of Incorporation

Exhibit 3.3**	Bylaws, as amended

Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32	Certificate Pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Reg. No. 33-79206) filed with the SEC.
**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003, filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2005	Cooperative Bankshares, Inc.

/s/ Frederick Willetts, III
Frederick Willetts, III
President/Chief Executive Officer

Dated: May 11, 2005	/s/ Todd L. Sammons
Todd L. Sammons
Senior Vice President/Chief Financial Officer