Form 10-Q
period 2005-06-30
COOPERATIVE BANKSHARES INC
filed 2005-08-11
CIK 923529

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                            -------------------------

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended        June 30, 2005
                                      -------------

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------------

                         Commission File Number: 0-24626
                                                 -------

                          COOPERATIVE BANKSHARES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

              North Carolina                                 56-1886527
----------------------------------------------        -------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
            or organization)                             Identification No.)

201 Market Street, Wilmington, North Carolina                   28401
---------------------------------------------                   -----
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

                                         /_/   Yes     /X/  No

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,300,316 shares at August 3, 2005



                                                 TABLE OF CONTENTS


                                                                                                        Page
Part I            Financial Information

     Item 1       Financial Statements

                  Consolidated Statements of Financial Condition, June 30, 2005
                  and December 31, 2004                                                                   3

                  Consolidated Statements of Operations, for the three and six months ended
                  June 30, 2005 and 2004                                                                  4

                  Consolidated Statement of Stockholders' Equity, for the six months
                  ended June 30, 2005                                                                     5

                  Consolidated Statements of Cash Flows, for the six months ended
                  June 30, 2005 and 2004                                                                  6-7

                  Notes to Consolidated Financial Statements                                              8-10

     Item 2       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                   10-17

     Item 3       Quantitative and Qualitative Disclosures About Market Risk                              17

     Item 4       Controls and Procedures                                                                 17

Part II           Other Information

     Item 1       Legal Proceedings                                                                       18

     Item 2       Unregistered Sales of Equity Securities and Use of Proceeds                             18

     Item 3       Defaults Upon Senior Securities                                                         18

     Item 4       Submission of Matters to a Vote of Security Holders                                     18

     Item 5       Other Information                                                                       18

     Item 6       Exhibits                                                                                18-19

                  Signatures                                                                              20


                                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            JUNE 30, 2005        December 31, 2004*
                                                                         ---------------------  ---------------------
                                                                             (UNAUDITED)
                                 ASSETS
  Cash and due from banks, noninterest-bearing                             $       16,060,823     $       12,031,627
  Interest-bearing deposits in other banks                                          5,171,879              4,360,960
                                                                         ---------------------  ---------------------
    Total cash and cash equivalents                                                21,232,702             16,392,587
  Securities:
    Available for sale (amortized cost of $43,605,582 in June 2005
     and $44,432,476 in December 2004)                                             43,595,691             44,535,010
    Held to maturity (estimated market value of $2,345,205 in June
     2005 and $2,678,860 in December 2004)                                          2,343,527              2,659,595
  FHLB stock                                                                        5,334,000              4,518,500
  Loans held for sale                                                              38,711,294              7,239,131

  Loans                                                                           534,497,520            453,769,733
    Less allowance for loan losses                                                  5,287,337              4,353,227
                                                                         ---------------------  ---------------------
          Net loans                                                               529,210,183            449,416,506

  Other real estate owned                                                              16,003                      -
  Accrued interest receivable                                                       2,598,692              2,085,164
  Premises and equipment, net                                                       9,150,782              8,597,015
  Goodwill                                                                          1,461,543              1,461,543
  Other assets                                                                     13,426,021             13,202,393
                                                                         ---------------------  ---------------------
          Total assets                                                     $      667,080,438     $      550,107,444
                                                                         =====================  =====================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits                                                                 $      512,096,853     $      414,757,904
  Short-term borrowings                                                            39,318,323             32,342,878
  Escrow deposits                                                                     438,017                194,408
  Accrued interest payable                                                            307,683                190,689
  Accrued expenses and other liabilities                                            2,873,562              2,629,188
  Long-term obligations                                                            63,080,022             53,082,676
                                                                         ---------------------  ---------------------
          Total liabilities                                                       618,114,460            503,197,743
                                                                         ---------------------  ---------------------
Stockholders' equity:
  Preferred stock, $1 par value, 3,000,000 shares authorized,
    no shares issued and outstanding                                                        -                      -
  Common stock, $1 par value, 14,000,000 shares authorized,
   4,300,316 and 2,860,764 shares issued and outstanding                            4,300,316              2,860,764
  Additional paid-in capital                                                        2,686,393              2,673,233
  Accumulated other comprehensive income (loss)                                        (6,529)                67,672
  Retained earnings                                                                41,985,798             41,308,032
                                                                         ---------------------  ---------------------
          Total stockholders' equity                                               48,965,978             46,909,701
                                                                         ---------------------  ---------------------
             Total liabilities and stockholders' equity                    $      667,080,438     $      550,107,444
                                                                         =====================  =====================

Book value per common share**                                              $            11.39     $            10.93
                                                                         =====================  =====================

*Derived from audited consolidated financial statements.

**The 2004 information is computed after giving the retroactive effect of a 3-for-2 stock split in the form of a 50% stock dividend declared on January 19, 2005 and paid on February 24, 2005.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.


                                        COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)

                                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                          JUNE 30,                            JUNE 30,
                                                                 2005               2004               2005               2004
                                                           -----------------  -----------------  -----------------  ----------------
INTEREST INCOME:
  Loans                                                     $     8,665,774    $     6,091,877    $    15,919,452    $   12,036,711
  Securities                                                        531,862            556,521          1,068,083         1,118,604
  Other                                                              28,020              7,886             48,510            17,767
  Dividends on FHLB stock                                            59,482             37,371            108,476            73,107
                                                           -----------------  -----------------  -----------------  ----------------
       Total interest income                                      9,285,138          6,693,655         17,144,521        13,246,189
                                                           -----------------  -----------------  -----------------  ----------------
INTEREST EXPENSE:
  Deposits                                                        2,761,724          1,471,973          4,844,215         2,978,798
  Borrowed funds                                                    918,451            692,385          1,636,345         1,364,395
                                                           -----------------  -----------------  -----------------  ----------------
       Total interest expense                                     3,680,175          2,164,358          6,480,560         4,343,193
                                                           -----------------  -----------------  -----------------  ----------------

NET INTEREST INCOME                                               5,604,963          4,529,297         10,663,961         8,902,996
Provision for loan losses                                           650,000            300,000            975,000           520,000
                                                           -----------------  -----------------  -----------------  ----------------
       Net interest income after provision for loan losses        4,954,963          4,229,297          9,688,961         8,382,996
                                                           -----------------  -----------------  -----------------  ----------------
NONINTEREST INCOME:
   Gain on sale of loans                                            716,678            697,290          1,324,629         1,277,459
   Service charges and fees on loans                                250,423            122,385            403,411           192,098
   Deposit-related fees                                             426,833            394,447            809,847           758,540
   Bank-owned life insurance earnings                                78,880             84,405            157,915           171,013
   Other income, net                                                 54,860             58,841             88,251           103,749
                                                           -----------------  -----------------  -----------------  ----------------
       Total noninterest income                                   1,527,674          1,357,368          2,784,053         2,502,859
                                                           -----------------  -----------------  -----------------  ----------------
NONINTEREST EXPENSES:
   Compensation and fringe benefits                               2,582,502          2,409,441          5,105,259         4,705,847
   Occupancy and equipment                                          857,240            810,112          1,714,484         1,634,417
   Professional and examination fees                                128,100             93,055            252,229           224,276
   Advertising                                                      127,676            117,990            243,950           242,970
   Other                                                            528,264            493,424          1,059,544         1,016,955
                                                           -----------------  -----------------  -----------------  ----------------
     Total noninterest expenses                                   4,223,782          3,924,022          8,375,466         7,824,465
                                                           -----------------  -----------------  -----------------  ----------------

Income before income taxes                                        2,258,855          1,662,643          4,097,548         3,061,390
Income tax expense                                                  867,942            539,061          1,558,998         1,019,337
                                                           -----------------  -----------------  -----------------  ----------------

NET INCOME                                                  $     1,390,913    $     1,123,582    $     2,538,550    $    2,042,053
                                                           =================  =================  =================  ================
NET INCOME PER SHARE:
   Basic*                                                   $          0.32    $          0.26    $          0.59    $         0.48
                                                           =================  =================  =================  ================
   Diluted*                                                 $          0.32    $          0.26    $          0.58    $         0.47
                                                           =================  =================  =================  ================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic*                                                         4,297,363          4,291,146          4,294,239         4,287,228
                                                           =================  =================  =================  ================
   Diluted*                                                       4,373,929          4,363,722          4,373,057         4,366,872
                                                           =================  =================  =================  ================

*The 2004 information is computed after giving the retroactive effect of a 3-for-2 stock split in the form of a 50% stock dividend declared on January 19, 2005 and paid on February 24, 2005.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.


                                           COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           (Unaudited)


                                                                               ACCUMULATED
                                                             ADDITIONAL           OTHER                                 TOTAL
                                             COMMON            PAID-IN         COMPREHENSIVE        RETAINED         STOCKHOLDERS'
                                              STOCK            CAPITAL         INCOME (LOSS)        EARNINGS            EQUITY
                                         ----------------  ----------------  -----------------  -----------------  -----------------
Balance, December 31, 2004                $   2,860,764     $   2,673,233    $        67,672     $   41,308,032     $   46,909,701
  Exercise of stock options                      13,723            86,538                 --                 --            100,261
  Stock traded to exercise options
    (4,522 shares)                               (4,522)          (80,944)                --                 --            (85,466)
  Tax benefit of stock option exercised              --             7,566                 --                 --              7,566
  3-for-2 stock split in the form
   of a 50% dividend                          1,430,351                --                 --         (1,430,351)                --
  Other comprehensive
   loss, net of taxes                                --                --            (74,201)                --            (74,201)
  Net income                                         --                --                 --          2,538,550          2,538,550
  Cash dividends ($.10 per share)                    --                --                 --           (430,433)          (430,433)
                                         ---------------   ---------------   -----------------  -----------------  -----------------
Balance, June 30, 2005                    $   4,300,316     $   2,686,393     $       (6,529)    $   41,985,798    $    48,965,978
                                         ===============   ===============   =================  =================  =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.


                                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     2005                    2004
                                                                             ---------------------   ---------------------
OPERATING ACTIVITIES:
  Net income                                                                  $         2,538,550     $         2,042,053
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Net accretion, amortization, and depreciation                                       493,835                 505,073
      Net gain on sale of loans                                                        (1,324,629)             (1,277,459)
      Provision for deferred income taxes                                                (373,976)               (201,172)
      Loss on sale of premises and equipment                                                5,571                   3,412
      Loss on sales of foreclosed real estate                                                  --                  (1,565)
      Valuation losses on foreclosed real estate                                           11,584                  16,400
      Provision for loan losses                                                           975,000                 520,000
      Proceeds from sale of loans held for sale                                        79,990,016              81,552,706
      Loan originations held for sale                                                (110,138,063)            (80,179,066)
      Changes in assets and liabilities:
        Accrued interest receivable                                                      (513,528)                (49,456)
        Prepaid expenses and other assets                                                 188,572                 674,531
        Accrued interest payable                                                          116,994                  13,322
        Accrued expenses and other liabilities                                            244,374                 686,975
                                                                             ---------------------   ---------------------
          Net cash provided (used) by operating activities                            (27,785,700)              4,305,754
                                                                             ---------------------   ---------------------
INVESTING ACTIVITIES:
  Purchases of securities available for sale                                                   --              (5,493,265)
  Proceeds from maturity of securities available for sale                                      --                 200,000
  Repayments of mortgage-backed securities available for sale                             825,727               2,575,050
  Repayments of mortgage-backed securities held to maturity                               316,301                 790,422
  Net purchases of FHLB stock                                                            (815,500)               (499,900)
  Loan originations, net of principal repayments                                      (80,804,905)            (30,235,695)
  Proceeds from disposals of foreclosed real estate                                        14,870                  16,535
  Additions to other real estate owned                                                     (5,717)                 (9,487)
  Purchases of premises and equipment                                                  (1,057,238)               (300,339)
  Proceeds from sale of premises and equipment                                              5,000                      --
                                                                             ---------------------   ---------------------
          Net cash used in investing activities                                       (81,521,462)            (32,956,679)
                                                                             ---------------------   ---------------------
FINANCING ACTIVITIES:
  Net increase in deposits                                                             97,338,949              13,392,910
  Net change in short-term borrowings                                                   6,975,445                 (57,242)
  Repayments on long-term obligations                                                      (2,654)                 (2,512)
  Proceeds received on long-term obligations                                           10,000,000              10,000,000
  Proceeds from issuance of common stock                                                   22,361                  46,506
  Dividends  paid                                                                        (430,433)               (343,292)
  Net change in escrow deposits                                                           243,609                 157,852
                                                                             ---------------------   ---------------------
          Net cash provided by financing activities                                   114,147,277              23,194,222
                                                                             ---------------------   ---------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        4,840,115              (5,456,703)
CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                                                  16,392,587              18,393,365
                                                                             ---------------------   ---------------------
  END OF PERIOD                                                               $        21,232,702     $        12,936,662
                                                                             =====================   =====================

(Continued)



                           COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                          2005                   2004
                                                                  ---------------------  ---------------------
Cash paid for:
  Interest                                                         $       6,363,566      $     4,329,871
  Income taxes                                                             1,505,015              810,900

Summary of noncash investing and financing activities:
  Transfer from loans to foreclosed real estate                               36,740              305,678
  Loans to faciliatate the sale of foreclosed real estate                         --              111,725
  Unrealized loss on securities available for sale,
     net of taxes                                                            (74,201)            (497,298)
  Reclassifications between long-term obligations
     and short-term borrowings                                             5,000,000            5,000,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Accounting Policies:  The significant  accounting policies followed by
     -------------------
     Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report for the year ended December 31, 2004 (the "Annual Report"). The results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

3.   Earnings  Per Share:  Earnings  per share  ("EPS") is  calculated  by
     -------------------
     dividing net income by the weighted average number of common shares outstanding ("basic EPS") and the sum of the weighted average number of common shares outstanding and potential common stock ("diluted EPS"). Potential common stock consists of stock options issued and outstanding. In determining the number of shares of potential common stock, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise. The following table provides a reconciliation of income available to common stockholders and the average number of shares outstanding for the periods below after giving the retroactive effect of a 3-for-2 stock split in the form of a 50% stock dividend declared on January 19, 2005 and paid on February 24, 2005:

                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              JUNE 30,                            JUNE 30,
                                                     2005               2004             2005            2004
                                               -----------------  -----------------  --------------  --------------
Net income (numerator)                           $    1,390,913     $    1,123,582    $  2,538,550    $  2,042,053

Shares for basic EPS (denominator)                    4,297,363          4,291,146       4,294,239       4,287,228
Dilutive effect of stock options                         76,566             72,576          78,818          79,644
                                                 ---------------   ----------------  --------------  --------------
Shares for diluted EPS (denominator)                  4,373,929          4,363,722       4,373,057       4,366,872
                                                 ===============   ================  ==============  ==============

     For the periods ended June 30, 2005 and 2004, there were 0 and 4,000 options outstanding, respectively, that were not dilutive since the exercise price did not exceed the average market price. These options have been omitted from the calculation of the dilutive effect of stock options.

4.   Comprehensive Income: Comprehensive income includes net income and all
     --------------------
     other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities. The following table sets forth the components of other comprehensive income and total comprehensive income for the three and six months ended June 30.

                                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                           JUNE 30,                            JUNE 30,
                                                                    2005              2004              2005              2004
                                                               ----------------  ----------------  ---------------   ---------------
Net income                                                      $    1,390,913    $    1,123,582    $   2,538,550     $   2,042,053
Other comprehensive income (loss)
   Unrealized gains (losses) on available for sale securities          436,238        (1,149,854)        (112,424)         (753,483)

Income tax benefit (expense)                                          (148,321)          390,950           38,223           256,185
                                                               ----------------  ----------------  ---------------   ---------------
Other comprehensive income (loss)                                      287,917          (758,904)         (74,201)         (497,298)
                                                               ----------------  ----------------  ---------------   ---------------
Comprehensive income                                            $    1,678,830    $      364,678    $   2,464,349     $   1,544,755
                                                               ================  ================  ===============   ===============

5.   Stock-Based  Compensation:  On  January  1,  1996 the  Company  adopted
     --------------------------
     SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has chosen to continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The option exercise price is the market price of the common stock on the date the option is granted. Accordingly, no compensation cost has been recognized for options granted under the Option Plan. Had compensation cost for the Company's Option Plan been determined based on the fair value at the grant dates for awards under the option plan consistent with the method of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below.

                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                         JUNE 30,                            JUNE 30,
                                              --------------------------------    --------------------------------
                                                   2005             2004               2005             2004
                                              ---------------  ---------------    ---------------  ---------------
Net income, as reported                        $   1,390,913    $   1,123,582      $   2,538,550    $   2,042,053
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of related tax effects                      -                -                  -          (23,054)
                                              ---------------  ---------------    ---------------  ---------------
Pro forma net income                           $   1,390,913    $   1,123,582      $   2,538,550    $   2,018,999
                                              ===============  ===============    ===============  ===============
Earnings per share:
   Basic-as reported                           $        0.32    $        0.26      $        0.59    $        0.48
                                              ===============  ===============    ===============  ===============
   Basic-pro forma                             $        0.32    $        0.26      $        0.59    $        0.47
                                              ===============  ===============    ===============  ===============
   Diluted-as reported                         $        0.32    $        0.26      $        0.58    $        0.47
                                              ===============  ===============    ===============  ===============
   Diluted-pro forma                           $        0.32    $        0.26      $        0.58    $        0.46
                                              ===============  ===============    ===============  ===============

6.   Recent  Accounting  Pronouncements:  In December 2004, the FASB issued
     ----------------------------------
     SFAS No. 123(R), "Accounting for Stock-Based Compensation (SFAS No. 123(R)." SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. This Statement was amended on April 14, 2005 to make the provisions of this Statement effective at the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) on January 1, 2006. The adoption of SFAS No. 123(R) is expected to have a material effect on our consolidated financial statements.

7.   Subsequent Event: On July 22, 2005, the Company announced that its Board of
     ----------------
     Directors has authorized the issuance of up to $15 million of trust preferred securities ("Trust Preferred Securities") for general corporate purposes and to increase the regulatory capital of the Bank. The Company intends to issue the Trust Preferred Securities in a pooled private placement offering during the third quarter of fiscal 2005.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Cooperative Bankshares, Inc. (the "Company") is a registered bank holding company incorporated in North Carolina in 1994. The Company is the parent company of Cooperative Bank (the "Bank"), a North Carolina chartered commercial bank. Cooperative Bank, headquartered in Wilmington, North Carolina, was chartered in 1898. The Bank provides financial services through 20 offices in Eastern North Carolina. One of the Bank's subsidiaries, Lumina Mortgage Company, Inc. ("Lumina") is a mortgage banking firm originating and selling residential mortgage loans through 5 offices along the coast from North Myrtle Beach, South Carolina, to Virginia Beach, Virginia. The Bank's other subsidiary, CS&L Holdings, Inc. ("Holdings") is a holding company incorporated in Virginia for CS&L Real Estate Trust, Inc. (the "REIT"), which is a real estate investment trust.

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

The Bank opened its new Shipyard office on August 1, 2005, which was a relocation of its Wilmington Long Leaf branch. The Bank is scheduled to move another Wilmington branch to a more desirable location in 2005. The Bank began utilizing its new Operations and Training Center in May 2005. On July 12, 2005, the Company entered into a lease for a mortgage office of Lumina in Charlotte, North Carolina. This office will open in the third quarter of 2005.

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

MANAGEMENT STRATEGY

The Bank's lending activities have traditionally concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. In recent years the Bank has emphasized the origination of nonresidential real estate loans and secured and unsecured consumer and business loans. As of June 30, 2005, approximately $357 million, or 63%, of the Bank's loan portfolio, which excludes loans held for sale, consisted of loans secured by residential properties. This compares to approximately $309 million, or 68% at December 31, 2004. The Bank originates adjustable rate and fixed rate loans. As of June 30, 2005, adjustable rate and fixed rate loans totaled approximately 62% and 38%, respectively, of the Bank's total loan portfolio.

The Bank has chosen to sell a large percentage of its fixed rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to invest these funds in commercial loans, while increasing fee income and reducing interest rate risk.

INTEREST RATE SENSITIVITY ANALYSIS

Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be analyzed using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. Gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At June 30, 2005, the Company had a one-year positive gap position of 5.7% as compared to 8.8% at December 31, 2004. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, a part of the Company's adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings and money market deposit accounts. Experience has shown that the Company sees relatively modest repricing on these types of transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

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

LIQUIDITY

The Company's goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, deposits, income from operations and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta ("FHLB") in an amount of up to 25% of the Bank's total assets. At June 30, 2005, the Bank's borrowed funds from the FHLB equaled 14.3% of its total assets. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition.

At June 30, 2005, the estimated market value of liquid assets (cash, cash equivalents, marketable securities and loans held for sale) was approximately $105.9 million, which represents 17.2% of deposits and borrowed funds as compared to $70.8 million or 14.2% of deposits and borrowed funds at December 31, 2004. The increase in liquid assets was due to increases in loans held for sale and cash and cash equivalents.

The Company's primary uses of liquidity are to fund loans and to make investments. Management considers current liquidity levels adequate to meet the Company's cash flow requirements taking into consideration management's intention to issue up to $15 million in Trust Preferred Securities during the third fiscal quarter of 2005. If the loan portfolio continues to increase as it has in 2005, additional funding sources, such as brokered deposits or loan sales may need to be considered.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL COMMITMENTS

At June 30, 2005, outstanding off-balance sheet commitments to extend credit totaled $64.8 million, and the undisbursed portion of construction loans was $65.5 million. The Bank continued to be obligated to make future payments under contracts, such as debt and lease agreements, the amounts of which were consistent with the amounts at December 31, 2004 other than the increase in borrowed funds of $17.0 million and the increase in deposits of $97.3 million at June 30, 2005. For further information see "Financial Condition at June 30, 2005 compared to December 31, 2004".

CAPITAL

Stockholders' equity at June 30, 2005, was $49.0 million, up 4.4% from $46.9 million at December 31, 2004. Stockholders' equity at June 30, 2005, includes an unrealized loss net of tax of $7,000 as compared to an unrealized gain net of tax at December 31, 2004, of $68,000 on securities available for sale marked to estimated fair market value.

Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core ("Tier I") capital to average adjusted assets ranging from 3% to 5%. At June 30, 2005, the Bank's ratio of Tier I capital was 7.50%. The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of allowance for loan losses. At June 30, 2005, the Bank had a ratio of qualifying total capital to risk-weighted assets of 10.33%.

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

The Company's Board of Directors approved a quarterly cash dividend of $.05 per share, paid on July 15, 2005 to stockholders of record as of July 1, 2005. Any future payment of dividends is dependent on the financial condition and capital needs of the Company, requirements of regulatory agencies and economic conditions in the marketplace.

CRITICAL ACCOUNTING POLICIES

The Bank's most significant critical accounting policies are those that govern accounting for loans and its allowance for loan losses and goodwill. A critical accounting policy is one that is both very important to the portrayal of the Company's financial condition and results, and requires a difficult, subjective or complex judgment by management. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. For further information on the allowance for loan losses, see the "Critical Accounting Policies" and the "Financial Condition" in Management's Discussion and Analysis and Note 3 of "Notes to Consolidated Financial Statements" included in the Annual Report on Form 10-K filed with the SEC on March 30, 2005. For further information on goodwill, see the "Critical Accounting Policies" in Management's Discussion and Analysis and
Note 13 of "Notes to Consolidated Financial Statements" included in the Annual Report on Form 10-K filed with the SEC on March 30, 2005.

FINANCIAL CONDITION AT JUNE 30, 2005 COMPARED TO DECEMBER 31, 2004

The Company's total assets increased 21.3% to $667.1 million at June 30, 2005, as compared to $550.1 million at December 31, 2004. The primary causes of the increase in assets were increases of $80.7 million (17.8%) in loans, $31.5 million (434.8%) in loans held for sale and $4.8 million (29.5%) in cash and cash equivalents which were funded primarily by an increase in deposits of $97.3 million (23.5%), short-term borrowings of $7.0 million (21.6%) and long-term obligations of $10.0 million (18.8%). The increase in loans and deposits was a result of continued growth in newer branches and being located in vibrant markets. The majority of the loan growth occurred in construction and land development loans which grew $30.4 million (47.5%) and commercial real estate loans which grew $27.5 million (25.3%) over the six month period ending June 30, 2005, due to the economic expansion in the Bank's market area and the Bank's increased emphasis on commercial lending. Loans held for sale increased because management designated additional loans for sale to assist in future liquidity needs. The largest increase in deposits was in the thirteen and twenty-two month certificates and checking accounts. The increase in the certificates was due to the Bank offering competitive promotional rates on reasonably short term deposits in an effort to foster deposit growth. The Bank continues to emphasize obtaining business accounts, which is the reason for the checking account increase. The Bank also attracted an additional $26.0 million in internet deposits during the six month period ending June 30, 2005. Internet deposits are usually obtained from other financial institutions with terms primarily of one to two years. Borrowed funds which are collateralized through an agreement with the FHLB for advances increased $16 million since December 31, 2004. These advances are secured by the Bank's investment in FHLB stock and qualifying first mortgage loans. Loans made at Lumina are held for sale and are funded by a short-term borrowing at another financial institution, which increased $652,000 since December 31, 2004 and are collateralized by Lumina's loans held for sale.

The Company's nonperforming assets (loans 90 days or more delinquent and foreclosed real estate) were $585,000, or 0.09% of assets, at June 30, 2005, compared to $207,000, or 0.04% of assets, at December 31, 2004. Foreclosed real estate increased to $16,000 at June 30, 2005, from $0 at December 31, 2004. The Company assumes an aggressive position in collecting delinquent loans and disposing of foreclosed assets to minimize balances of nonperforming assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. For further information see "Comparison of Operating Results - Provision and Allowance for Loan Losses."

COMPARISON OF OPERATING RESULTS

OVERVIEW

The net income of the Company depends primarily upon net interest income. Net interest income is the difference between the interest earned on loans, the securities portfolio and interest-earning deposits and the cost of funds, consisting principally of the interest paid on deposits and borrowings. The Company's operations are materially affected by general economic conditions, the monetary and fiscal policies of the Federal government, and the policies of regulatory authorities. Yields and costs have increased because of the increase in loans and deposits, as well as the actions taken by the Federal Reserve over the past several months to increase interest rates.

NET INCOME

Net income for the three and six-month periods ended June 30, 2005, increased 23.8% to $1.4 million and 24.3% to $2.5 million respectively, as compared to the same periods last year. The increase in net income for the three and six-month periods ended June 30, 2005 can be attributed to an increase in net interest income of $1.1 million and $1.8 million respectively, as well as an increase in noninterest income of $170,000 and $281,000 respectively. For further information see the captions "Noninterest Income" and "Noninterest Expense."

INTEREST INCOME

For the three-month period ended June 30, 2005, interest income increased 38.7% as compared to the same period a year ago. The average balance of interest-earning assets increased 23.9% and the average yield increased 65 basis points as compared to the same period a year ago. Interest income increased 29.4% for the six-month period ended June 30, 2005, as compared to the same period a year ago. The increase in interest income can be attributed to the yield on average interest-earning assets increasing to 5.99% as compared to 5.49% for the same period a year ago. In addition, the average balance of interest-earning assets increased 18.6% for the six month period ended June 30, 2005, as compared to the same period a year ago.

INTEREST EXPENSE

Interest expense increased 70.0% for the three-month period ended June 30, 2005, as compared to the same period a year ago. This increase was due to the average cost of interest-bearing liabilities increasing 75 basis points and the average balance of interest-bearing liabilities increasing 23.4% as compared to the same period a year ago. In the six-month period ended June 30, 2005, interest expense increased 49.2% as compared to the same period a year ago. The average balance of interest-bearing liabilities increased 17.5% as compared to the same period a year ago. The cost of interest-bearing liabilities increased to 2.53% as compared to 1.99% for the same period last year.

NET INTEREST INCOME

Net interest income for the three and six-month periods ended June 30, 2005, as compared to the same period a year ago, increased 23.7% and 19.8% respectively. The increase was due to interest-earning assets increasing more than interest-bearing liabilities. This can be attributed to the increase in noninterest bearing checking accounts and the retention of earnings.

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

                                                                            For the three months ended
                                                            JUNE 30, 2005                                JUNE 30, 2004
                                              -------------------------------------------  -----------------------------------------
(DOLLARS IN THOUSANDS)                                                         Average                                    Average
                                                 Average                        Yield/         Average                     Yield/
                                                 Balance        Interest        Cost           Balance     Interest        Cost
                                              --------------  -------------  ------------  -------------- ------------  ------------
Interest-earning assets:
   Interest-bearing deposits in other banks    $      3,884      $    28          2.88%       $    3,413      $     8         0.94%
   Securities:
      Available for sale                             43,881          503          4.59%           46,997          516         4.39%
      Held to maturity                                2,489           29          4.66%            3,320           41         4.94%
   FHLB stock                                         5,322           59          4.43%            4,302           37         3.44%
   Loan portfolio                                   551,963        8,666          6.28%          432,420        6,092         5.64%
                                              --------------  -----------                    -------------  ----------
    Total interest-earning assets                    607,539       9,285          6.11%          490,452        6,694         5.46%

Non-interest earning assets                           29,109                                      28,003
                                              ---------------                                -------------
Total assets                                   $     636,648                                  $  518,455
                                              ===============                                =============

Interest-bearing liabilities:
   Deposits                                          442,273       2,762          2.50%          348,247        1,472         1.69%
   Borrowed funds                                    101,498         918          3.62%           92,551          693         3.00%
                                              ---------------  -----------                   -------------  ----------
    Total interest-bearing liabilities               543,771     $ 3,680          2.71%          440,798      $ 2,165         1.96%
                                                               -----------                                  ----------

Non-interest bearing liabilities                      44,460                                      32,830
                                              ---------------                                -------------

    Total liabilities                                588,231                                     473,628
    Stockholders' equity                              48,417                                      44,827
                                              ---------------                                -------------
Total liabilities and stockholders' equity     $     636,648                                   $ 518,455
                                              ===============                                =============

Net interest income                                              $ 5,605                                      $ 4,529
                                                               ===========                                  ==========
Interest rate spread                                                              3.40%                                       3.50%
                                                                              =============                                =========

Net yield on interest-earning assets                                              3.69%                                       3.69%

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                                   111.7%                                      111.3%
                                                                              =============                                =========

                                                                                For the six months ended
                                                              JUNE 30, 2005                                JUNE 30, 2004
                                              --------------------------------------------   ---------------------------------------
(DOLLARS IN THOUSANDS)                                                           Average                                   Average
                                                  Average                         Yield/       Average                      Yield/
                                                  Balance        Interest         Cost         Balance       Interest       Cost
                                              ---------------  ------------   ------------  --------------  ----------- ------------
Interest-earning assets:
   Interest-bearing deposits in other banks      $      3,746     $      49        2.62%       $   3,923      $     18       0.92%
   Securities:
      Available for sale                               44,082         1,008        4.57%          46,755         1,027       4.39%
      Held to maturity                                  2,556            60        4.69%           3,535            91       5.15%
   FHLB stock                                           4,997           108        4.32%           4,218            73       3.46%
   Loan portfolio                                     517,399        15,920        6.15%         424,445        12,037       5.67%
                                                --------------   ------------                 ------------   -----------
    Total interest-earning assets                     572,780        17,145        5.99%         482,876        13,246       5.49%

Non-interest earning assets                            27,191                                     26,814
                                                --------------                                ------------
Total assets                                     $    599,971                                  $ 509,690
                                                ==============                                ============

Interest-bearing liabilities:
   Deposits                                           417,255         4,844        2.32%         346,167         2,979       1.72%
   Borrowed funds                                      94,296         1,637        3.47%          89,302         1,364       3.05%
                                                --------------   ------------                 ------------   -----------
    Total interest-bearing liabilities                511,551     $   6,481        2.53%         435,469      $  4,343       1.99%
                                                                 ------------                                -----------

Non-interest bearing liabilities                       41,360                                     31,348
                                                --------------                                ------------

    Total liabilities                                 552,911                                    466,817
    Stockholders' equity                               47,060                                     42,873
                                                --------------                                ------------
Total liabilities and stockholders' equity       $    599,971                                  $ 509,690
                                                ==============                                ============

Net interest income                                               $  10,664                                   $  8,903
                                                                 ============                                ==========

Interest rate spread                                                               3.46%                                     3.50%
                                                                               =============                             ==========

Net yield on interest-earning assets                                               3.72%                                     3.69%

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                                    112.0%                                    110.9%
                                                                               =============                             ==========

PROVISION AND ALLOWANCE FOR LOAN LOSSES

During the six-month period ended June 30, 2005 the Bank had net charge-offs against the allowance for loan losses of $41,000 compared to $48,000 for the same period in 2004. The Bank added $975,000 to the allowance for loan losses for the current six-month period as compared to $520,000 for the same period last year, increasing the balance to $5.3 million at June 30, 2005. The increase in the provision for loan losses was caused by the increase in the loan portfolio and the Bank's increased emphasis on commercial loans. The asset quality of the Bank remained at a desirable level. This brings the ratio of allowance for loan losses to total loans to 0.92% at June 30, 2005 as compared to 0.94% at December 31, 2004. This percentage declined because of the increase in loans in the Bank's portfolio. Management considers the current level of the allowance to be appropriate based on loan composition, the current level of delinquencies and other nonperforming assets, overall economic conditions and other factors. Future increases to the allowance may be necessary, however, due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of adjustments to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

NONINTEREST INCOME

Noninterest income increased by 11.2% for the six-month period ended June 30, 2005, as compared to the same period a year ago. The change in noninterest income can be primarily attributed to service charges and fees on loans increasing $211,000. This increase was primarily caused by an increase in brokered loan fees.

In the three-month period ended June 30, 2005, noninterest income increased 12.5% as compared to the same period last year. Service charges and fees on loans increased $128,000 for the three-month period ended June 30, 2005 as compared to the same period a year ago. The reason for this increase is the same as stated above for the six-month period.

NONINTEREST EXPENSE

For the six-month period ended June 30, 2005, noninterest expense increased 7.0% as compared to the same period last year. Compensation and fringe benefits increased $399,000 due to increases in costs of benefits, staffing levels, incentive pay and normal increases in salaries.

In the three-month period ended June 30, 2005, noninterest expense increased 7.6% as compared to the same period last year. This increase can primarily be attributed to compensation and fringe benefits increasing $173,000. The reason for this change is identical to the one stated above for the six-month period ended June 30, 2005.

INCOME TAXES

The effective tax rate for the six-month periods ended June 30, 2005 and 2004 was 38.0% and 33.3% respectively. The effective tax rate for the three-month periods ended June 30, 2005 and 2004 was 38.4% and 32.4% respectively. The higher rate in 2005 resulted principally from a change in organizational structure, which included the formation of Holdings and the REIT, that the company implemented in December 2002. In addition to the benefits for which the revised structure was implemented, it also resulted in reduced state income taxes. State taxing authorities have recently announced that they will vigorously pursue taxpayers who have utilized certain organizational structures that result in reduced state income taxes, including the structure the Company has utilized. While the Company believes its tax position is sound, it has decided to modify its business plan in 2005 and subsequent years in response to that announcement. For further information on income taxes see "Income Taxes" in Management's Discussion and Analysis and Note 10 of "Notes to Consolidated Financial Statements" included in the Annual Report.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document, as well as other written communications made from time to time by Cooperative Bankshares, Inc. and subsidiaries and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections, such as earnings projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the PSLRA). Such forward-looking statements may be identified by the use of such words as "intend," "believe," "expect," "should," "planned," "estimated" and "potential." For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA. The Company's ability to predict future results is inherently uncertain and the company cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. These factors include among others; changes in market interest rates and general and regional economic conditions, changes in government regulations, changes in accounting principles and the quality or composition of the loan and investment portfolios and other factors that may be described in the Company's quarterly reports on Form 10-Q and in its annual report on Form 10-K, each filed with the Securities and Exchange Commission, which are available at the Securities and Exchange Commission's Internet website (www.sec.gov) and to which reference is hereby made.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company's interest-earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company's overall earnings. The Company's management actively monitors and manages interest rate risk. One way this is accomplished is through the development of, and adherence to, the Company's asset/liability policy. This policy sets forth management's strategy for matching the risk characteristics of the Company's interest-earning assets and interest-bearing liabilities so as to mitigate the effect of changes in the rate environment. The Company's market risk profile has not changed materially since December 31, 2004.

ITEM 4 - CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's "disclosure controls and procedures", as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

           Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

           Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

           (1) Annual Meeting of Stockholders, April 29, 2005
                  (a) Election of Directors

                                        FOR                        AGAINST                         WITHHELD
                                        ---                        -------                         --------
                              Number       % of           Number         % of             Number          % of
                             of Votes      Votes         of Votes       Votes            of Votes         Votes
PAUL G. BURTON               3,459,631    99.313            --            --              23,940          0.687

H. THOMPSON KING, III        3,459,631    99.313            --            --              23,940          0.687

R. ALLEN RIPPY               3,459,253    99.302            --            --              24,318          0.698

                  The following directors are serving terms of office that continue through 2006 and 2007, as noted:

                       James D. Hundley, M.D.                         2007
                       O. Richard Wright, Jr.                         2007
                       Russell M. Carter                              2007
                       Frederick Willetts, III                        2006
                       F. Peter Fensel, Jr.                           2006

                  (b) Amend Articles of Incorporation to increase authorized shares of common stock

                                     FOR                         AGAINST                          WITHHELD
                                     ---                         -------                          --------
                              Number       % of           Number         % of             Number          % of
                             of Votes      Votes         of Votes       Votes            of Votes         Votes

                             3,394,426    97.441          74,184         2.13             14,961          0.429

ITEM 5.  OTHER INFORMATION

           None

ITEM 6.  EXHIBITS

           Exhibit 3.1(1)  Articles of Incorporation

           Exhibit 3.2(2)  Articles of Amendment to Articles of Incorporation

           Exhibit 3.3(1)  Bylaws, as amended

           Exhibit 11.1 Statement re: Computation of Per Share Earnings (See note 3 to Unaudited Consolidated Financial Statements on page 8)

           Exhibit 31.1    Rule 13a-14(a) Certification of Chief Executive
                           Officer

           Exhibit 31.2    Rule 13a-14(a) Certification of Chief Financial
                           Officer

           Exhibit 32      Certificate Pursuant to 18 U.S.C. Section 1350

  (1) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Reg. No. 33-79206) filed with the SEC.
  (2) Incorporated by reference to Registrant's Proxy Statement filed with the SEC on March 31, 2005

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 11, 2005            Cooperative Bankshares, Inc.



                                   /s/ Frederick Willetts, III
                                   ---------------------------------------------
                                   Frederick Willetts, III
                                   President/Chief Executive Officer


Dated:  August 11, 2005            /s/ Todd L. Sammons
                                   ---------------------------------------------
                                   Todd L. Sammons
                                   Senior Vice President/Chief Financial Officer