Form 10-Q
period 2005-09-30
COOPERATIVE BANKSHARES INC
filed 2005-11-09
CIK 923529

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                            -------------------------

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  September 30, 2005
                                -------------------

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

                                         /_/   Yes     /X/  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                         /_/   Yes     /X/  No

       APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,303,816 shares at November 3, 2005
                  ------------------------------------


                                                 TABLE OF CONTENTS


                                                                                                        Page
Part I            Financial Information

     Item 1       Financial Statements

                  Consolidated Statements of Financial Condition, September 30, 2005
                  and December 31, 2004                                                                  3

                  Consolidated Statements of Operations, for the three and nine months ended
                  September 30, 2005 and 2004                                                            4

                  Consolidated Statement of Stockholders' Equity, for the nine months
                  ended September 30, 2005                                                               5

                  Consolidated Statements of Cash Flows, for the nine months ended
                  September 30, 2005 and 2004                                                            6-7

                  Notes to Consolidated Financial Statements                                             8-10

     Item 2       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                  10-18

     Item 3       Quantitative and Qualitative Disclosures About Market Risk                             18

     Item 4       Controls and Procedures                                                                18

Part II           Other Information

     Item 1       Legal Proceedings                                                                      19

     Item 2       Unregistered Sales of Equity Securities and Use of Proceeds                            19

     Item 3       Defaults Upon Senior Securities                                                        19

     Item 4       Submission of Matters to a Vote of Security Holders                                    19

     Item 5       Other Information                                                                      19

     Item 6       Exhibits                                                                               19-20

                  Signatures                                                                             21




                                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                SEPTEMBER 30, 2005     December 31, 2004*
                                                                               --------------------   -------------------
                                                                                   (UNAUDITED)
                                   ASSETS
  Cash and due from banks, noninterest-bearing                                  $       19,489,219     $       12,031,627
  Interest-bearing deposits in other banks                                                       -              4,360,960
                                                                                ------------------     ------------------
    Total cash and cash equivalents                                                     19,489,219             16,392,587
  Securities:
    Available for sale (amortized cost of $43,123,458 in September 2005
     and $44,432,476 in December 2004)                                                  42,575,714             44,535,010
    Held to maturity (estimated market value of $2,140,085 in September
     2005 and $2,678,860 in December 2004)                                               2,175,074              2,659,595
  FHLB stock                                                                             5,423,900              4,518,500
  Loans held for sale                                                                    7,240,827              7,239,131

  Loans                                                                                615,853,968            453,769,733
    Less allowance for loan losses                                                       5,844,105              4,353,227
                                                                                ------------------     ------------------
          Net loans                                                                    610,009,863            449,416,506

  Other real estate owned                                                                   26,291                      -
  Accrued interest receivable                                                            2,916,686              2,085,164
  Premises and equipment, net                                                            9,937,441              8,597,015
  Goodwill                                                                               1,461,543              1,461,543
  Other assets                                                                          14,324,461             13,202,393
                                                                                ------------------     ------------------
          Total assets                                                          $      715,581,019     $      550,107,444
                                                                                ==================     ==================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits                                                                      $      542,009,276     $      414,757,904
  Short-term borrowings                                                                 25,419,470             32,342,878
  Escrow deposits                                                                          396,846                194,408
  Accrued interest payable                                                                 444,701                190,689
  Accrued expenses and other liabilities                                                 3,838,634              2,629,188
  Long-term obligations                                                                 93,542,668             53,082,676
                                                                                ------------------     ------------------
          Total liabilities                                                            665,651,595            503,197,743
                                                                                ------------------     ------------------

Stockholders' equity:
  Preferred stock, $1 par value, 3,000,000 shares authorized,
    no shares issued and outstanding                                                             -                      -
  Common stock, $1 par value, 14,000,000 shares authorized,
   4,302,816 and 2,860,764 shares issued and outstanding                                 4,302,816              2,860,764
  Additional paid-in capital                                                             2,711,593              2,673,233
  Accumulated other comprehensive income (loss)                                           (361,511)                67,672
  Retained earnings                                                                     43,276,526             41,308,032
                                                                                ------------------     ------------------
          Total stockholders' equity                                                    49,929,424             46,909,701
                                                                                ------------------     ------------------
             Total liabilities and stockholders' equity                         $      715,581,019     $      550,107,444
                                                                                ==================     ==================

Book value per common share**                                                   $            11.60     $            10.93
                                                                                ==================     ==================

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.



                                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                                                   2005               2004              2005              2004
                                                             -----------------  -----------------  ---------------   ---------------
INTEREST INCOME:
  Loans                                                       $     9,907,182    $     6,409,154    $    25,826,634   $   18,445,865
  Securities                                                          524,467            557,179          1,592,552        1,675,783
  Other                                                                27,333             12,356             75,842           30,123
  Dividends on FHLB stock                                              46,241             37,653            154,716          110,760
                                                             ----------------   ----------------   ----------------  ---------------
       Total interest income                                       10,505,223          7,016,342         27,649,744       20,262,531
                                                             ----------------   ----------------   ----------------  ---------------
INTEREST EXPENSE:
  Deposits                                                          3,306,204          1,635,174          8,150,419        4,613,972
  Borrowed funds                                                    1,158,380            713,094          2,794,725        2,077,488
                                                             ----------------   ----------------   ----------------  ---------------
       Total interest expense                                       4,464,584          2,348,268         10,945,144        6,691,460
                                                             ----------------   ----------------   ----------------  ---------------

NET INTEREST INCOME                                                 6,040,639          4,668,074         16,704,600       13,571,071
Provision for loan losses                                             575,000            225,000          1,550,000          745,000
                                                             ----------------   ----------------   ----------------  ---------------
       Net interest income after provision for loan losses          5,465,639          4,443,074         15,154,600       12,826,071
                                                             ----------------   ----------------   ----------------  ---------------

NONINTEREST INCOME:
   Gain on sale of loans                                              570,694            682,115          1,895,323        1,959,574
   Service charges and fees on loans                                  248,513            159,359            651,924          351,457
   Deposit-related fees                                               494,672            418,910          1,304,519        1,177,449
   Bank-owned life insurance earnings                                  95,283             73,182            253,198          244,195
   Other income, net                                                   48,813             61,750            137,064          165,500
                                                             ----------------   ----------------   ----------------  ---------------
       Total noninterest income                                     1,457,975          1,395,316          4,242,028        3,898,175
                                                             ----------------   ----------------   ----------------  ---------------

NONINTEREST EXPENSES:
   Compensation and fringe benefits                                 2,656,391          2,349,614          7,761,650        7,055,462
   Occupancy and equipment                                            911,423            834,037          2,625,907        2,468,454
   Professional and examination fees                                  118,623             87,276            370,852          311,552
   Advertising                                                        160,242            140,476            404,192          383,447
   Other                                                              516,777            503,713          1,576,322        1,520,666
                                                             ----------------   ----------------   ----------------  ---------------
     Total noninterest expenses                                     4,363,456          3,915,116         12,738,923       11,739,581
                                                             ----------------   ----------------   ----------------  ---------------

Income before income taxes                                          2,560,158          1,923,274          6,657,705        4,984,665
Income tax expense                                                  1,054,288            636,845          2,613,286        1,656,183
                                                             ----------------   ----------------   ----------------  ---------------

NET INCOME                                                    $     1,505,870    $     1,286,429    $     4,044,419   $    3,328,482
                                                             ================   ================   ================  ===============

NET INCOME PER SHARE:
   Basic*                                                     $          0.35    $          0.30    $          0.94   $         0.78
                                                             ================   ================   ================  ===============
   Diluted*                                                   $          0.34    $          0.30    $          0.92   $         0.76
                                                             ================   ================   ================  ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic*                                                           4,301,553          4,291,146          4,296,677        4,288,533
                                                             ================   ================   ================  ===============
   Diluted*                                                         4,379,214          4,360,517          4,375,156        4,364,873
                                                             ================   ================   ================  ===============

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.





                                           COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           (Unaudited)


                                                                               ACCUMULATED
                                                             ADDITIONAL           OTHER                                 TOTAL
                                             COMMON            PAID-IN        COMPREHENSIVE        RETAINED        STOCKHOLDERS'
                                              STOCK            CAPITAL        INCOME (LOSS)        EARNINGS            EQUITY
                                         ---------------   ---------------   ----------------   ---------------  -----------------
Balance, December 31, 2004               $    2,860,764    $    2,673,233    $       67,672     $   41,308,032   $    46,909,701
  Exercise of stock options                      16,223           101,538                --                 --           117,761
  Stock traded to exercise options
    (4,522 shares)                               (4,522)          (80,944)               --                 --           (85,466)
  Tax benefit of stock option exercised              --            17,766                --                 --            17,766
  3-for-2 stock split in the form
   of a 50% dividend                          1,430,351                --                --         (1,430,351)               --
  Other comprehensive
   loss, net of taxes                                --                --          (429,183)                --          (429,183)
  Net income                                         --                --                --          4,044,419         4,044,419
  Cash dividends ($.15 per share)                    --                --                --           (645,574)         (645,574)
                                         --------------   ---------------    ---------------    ---------------  ----------------
Balance, September 30, 2005              $    4,302,816   $     2,711,593    $     (361,511)    $   43,276,526   $    49,929,424
                                         ==============   ===============    ===============    ===============  ================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.



                                   COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30
                                                                                     2005                     2004
                                                                               -----------------        ----------------
OPERATING ACTIVITIES:
  Net income                                                                    $     4,044,419          $    3,328,482
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Net accretion, amortization, and depreciation                                     740,902                 740,770
      Gain on sale of loans                                                          (1,895,323)             (1,959,574)
      Deferred income taxes                                                            (466,664)               (308,065)
      Loss on sale of premises and equipment                                              7,534                   3,412
      Gain on sale of other real estate owned                                                 -                  (6,486)
      Valuation losses on other real estate owned                                        12,886                       -
      Provision for loan losses                                                       1,550,000                 745,000
      Proceeds from sale of loans                                                   120,055,296             137,240,700
      Loan originations held for sale                                              (118,162,339)           (134,534,052)
      Changes in assets and liabilities:
       Accrued interest receivable                                                     (831,522)               (258,610)
       Other assets                                                                      29,690                 994,754
       Accrued interest payable                                                         254,012                  20,895
       Accrued expenses and other liabilities                                         1,227,212                 693,184
                                                                               -----------------        ----------------
          Net cash provided in operating activities                                   6,566,103               6,700,410
                                                                               -----------------        ----------------

INVESTING ACTIVITIES:
  Purchases of securities available for sale                                                  -             (15,500,296)
  Purchase of Lumina Mortgage Company                                                         -                (400,000)
  Proceeds from maturity of securities available for sale                                     -              10,200,000
  Repayments of mortgage-backed securities available for sale                         1,308,718               3,276,592
  Repayments of mortgage-backed securities held to maturity                             484,871                 912,882
  Net sales (purchases) of FHLB stock                                                  (905,400)               (399,800)
  Loan originations, net of principal repayments                                   (162,189,538)            (43,288,953)
  Proceeds from disposals of other real estate owned                                     14,870                  40,773
  Additions to other real estate owned                                                   (7,196)                 (9,487)
  Purchases of premises and equipment                                                (2,093,911)               (416,809)
  Investment in unconsolidated Trust                                                   (464,000)                      -
  Proceeds from sale of premises and equipment                                            5,000                   2,200
                                                                               -----------------        ----------------
          Net cash used in investing activities                                    (163,846,586)            (45,582,898)
                                                                               -----------------        ----------------

FINANCING ACTIVITIES:
  Net increase in deposits                                                          127,251,372              32,260,183
  Net change in short-term borrowings                                               (11,923,408)             (2,997,624)
  Net change in long-term obligations                                                45,459,992               9,996,206
  Proceeds from issuance of common stock, net                                            32,295                  46,506
  Dividends                                                                            (645,574)               (543,545)
  Net change in escrow deposits                                                         202,438                  27,106
                                                                               -----------------        ----------------
          Net cash provided (used) by financing activities                          160,377,115              38,788,832
                                                                               -----------------        ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      3,096,632                 (93,656)
CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                                                16,392,587              18,393,365
                                                                               -----------------        ----------------
  END OF PERIOD                                                                 $    19,489,219          $   18,299,709
                                                                               =================        ================
(Continued)





                           COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                             2005                   2004
                                                                       ----------------        ----------------
Cash paid for:
  Interest                                                             $     10,691,132        $      6,970,565
  Income taxes                                                                2,595,015               1,520,400

Summary of noncash investing and financing activities:
  Transfer from loans to other real estate owned                                 46,851                 325,886
  Loans to facilitate the sale of other real estate owned                             -                 301,086
  Unrealized loss on securities available for sale,
     net of taxes                                                              (429,183)               (172,710)
  Reclassifications between long-term obligations
     and short-term borrowings                                                5,000,000              10,000,000


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Accounting Policies:  The significant accounting policies followed by
     -------------------
     Cooperative Bankshares, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on form 10-K for the year ended December 31, 2004 (the "Annual Report"). The results of operations for the nine-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

2.   Basis of Presentation:  The accompanying unaudited consolidated financial
     ---------------------
     statements include the accounts of Cooperative Bankshares, Inc., Cooperative Bank (the "Bank") and its wholly owned subsidiaries, Lumina Mortgage Company, Inc. ("Lumina") and CS&L Holdings, Inc. ("Holdings"), and Holdings' majority owned subsidiary, CS&L Real Estate Trust, Inc. (the "REIT"). All significant intercompany items have been eliminated. The Company formed Cooperative Bankshares Capital Trust I (the "Trust") on August 30, 2005, which is wholly owned by the Company, to facilitate the issuance of trust preferred securities totaling $15.0 million. The Trust is not consolidated in these financial statements due to the adoption of FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. The junior subordinated debentures issued by the Company to the Trust were included in long-term obligations and the Company's equity interest in the Trust was included in other assets. Certain items for prior periods have been reclassified to conform to the current period presentation. These reclassifications have no effect on the net income or stockholders' equity as previously reported.

3.   Junior Subordinated Debentures:  The Trust was formed with the sole purpose
     ------------------------------
     of issuing the trust preferred securities and investing the proceeds from the sale of such trust preferred securities in the debentures. The debentures held by the Trust are the sole assets of the Trust. The Company owns 100% of the Trust's outstanding common securities and unconditionally guarantees the Trust's financial obligations. The debentures and the trust preferred securities bear an interest rate of 5.74% for the first five years, and thereafter bear an interest rate equal to 142 basis points over the three-month LIBOR (London Inter-Bank Offered Rate). The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will rank prior to trust common securities if and so long as the Company fails to make principal or interest payment on the debentures. Concurrently with the issuance of the debentures and the trust preferred securities, the Company entered into a Guaranty Agreement, dated August 30, 2005, related to the trust preferred securities for the benefit of the holders. The debentures and trust preferred securities each have 30-year lives and will each be callable by the Company or the Trust, at their option, after five years. The Company has the option to defer interest for up to five years on the debentures. The debentures qualify as Tier I capital under Federal Reserve Board guidelines.

4.   Earnings Per Share: Earnings per share ("EPS") is calculated by dividing
     ------------------
     net income by the weighted average number of common shares outstanding ("basic EPS") and the sum of the weighted average number of common shares outstanding and potential common stock ("diluted EPS"). Potential common stock consists of stock options issued and outstanding. In determining the number of shares of potential common stock, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise. The following table provides a reconciliation of income available to common stockholders and the average number of shares outstanding for the periods below after giving the retroactive effect of a 3-for-2 stock split in the form of a 50% stock dividend declared on January 19, 2005 and paid on February 24, 2005:

                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                        2005             2004             2005           2004
                                                   --------------    ------------    -------------   -------------
Net income (numerator)                             $    1,505,870    $  1,286,429    $   4,044,419   $   3,328,482

Shares for basic EPS (denominator)                      4,301,553       4,291,146        4,296,677       4,288,533
Dilutive effect of stock options                           77,661          69,371           78,479          76,340
                                                   --------------    ------------    -------------   -------------
Shares for diluted EPS (denominator)                    4,379,214       4,360,517        4,375,156       4,364,873
                                                   ==============    ============    =============   =============

     For the periods ended September 30, 2005 and 2004, there were 0 and 4,000 options outstanding, respectively, that were not dilutive since the exercise price did not exceed the average market price. These options have been omitted from the calculation of the dilutive effect of stock options.

5.   Comprehensive Income: Comprehensive income includes net income and all
     --------------------
     other changes to the Company's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Company's only components of other comprehensive income relate to unrealized gains and losses on available for sale securities. The following table sets forth the components of other comprehensive income and total comprehensive income for the three and nine months ended September 30.

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                          2005            2004            2005            2004
                                                     --------------   -------------  --------------  --------------
Net income                                           $   1,505,870    $  1,286,429   $   4,044,419   $   3,328,482
Other comprehensive income
   Realized (gains) losses on available for
     sale securities                                             -               -               -               -
   Unrealized gains (losses) on available for
     sale securities                                      (537,853)        491,801        (650,277)       (261,682)

Income taxes                                               182,870        (167,213)        221,094          88,972
                                                     --------------   -------------  --------------  --------------
Other comprehensive income (loss)                         (354,983)        324,588        (429,183)       (172,710)
                                                     --------------   -------------  --------------  --------------
Comprehensive income                                 $   1,150,887    $  1,611,017   $   3,615,236   $   3,155,772
                                                     ==============   =============  ==============  ==============

6.   Stock-Based Compensation:  On January 1, 1996 the Company adopted SFAS
     ------------------------
     No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has chosen to continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The option exercise price is the market price of the common stock on the date the option is granted. Accordingly, no compensation cost has been recognized for options granted under the Option Plan. Had compensation cost for the Company's Option Plan been determined based on the fair value at the grant dates for awards under the option plan consistent with the method of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below.

                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                       SEPTEMBER 30,                        SEPTEMBER 30,
                                              --------------------------------    --------------------------------
                                                   2005             2004               2005             2004
                                              ---------------  ---------------    ---------------  ---------------
Net income, as reported                       $    1,505,870   $    1,286,429     $    4,044,419   $    3,328,482
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of related tax effects                      -                -                  -          (23,054)
                                              --------------   --------------     --------------   --------------
Pro forma net income                          $    1,505,870   $    1,286,429     $    4,044,419   $    3,305,428
                                              ==============   ==============     ==============   ==============
Earnings per share:
   Basic-as reported                          $         0.35   $         0.30     $         0.94   $         0.78
                                              ==============   ==============     ==============   ==============
   Basic-pro forma                            $         0.35   $         0.30     $         0.94   $         0.77
                                              ==============   ==============     ==============   ==============
   Diluted-as reported                        $         0.34   $         0.30     $         0.92   $         0.76
                                              ==============   ==============     ==============   ==============
   Diluted-pro forma                          $         0.34   $         0.30     $         0.92   $         0.76
                                              ==============   ==============     ==============   ==============

7.   Recent Accounting Pronouncements:  In December 2004, the FASB issued SFAS
     --------------------------------
     No. 123(R), "Accounting for Stock-Based Compensation (SFAS No. 123(R))." SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. This Statement was amended on April 14, 2005 to make the provisions of this Statement effective at the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) on January 1, 2006. Since it is likely that we will grant additional stock options in the future, the adoption of SFAS No. 123(R) is expected to have a material effect on our consolidated financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Cooperative Bankshares, Inc. (the "Company") is a registered bank holding company incorporated in North Carolina in 1994. The Company is the parent company of Cooperative Bank (the "Bank"), a North Carolina chartered commercial bank. The Bank, headquartered in Wilmington, North Carolina, was chartered in 1898. The Bank provides financial services through 20 offices in Eastern North Carolina. One of the Bank's subsidiaries, Lumina Mortgage Company, Inc. ("Lumina") is a mortgage banking firm originating and selling residential mortgage loans through 5 offices along the coast from North Myrtle Beach, South Carolina to Virginia Beach, Virginia, with an additional office in Charlotte, North Carolina. The Bank's other subsidiary, CS&L Holdings, Inc. ("Holdings") is a holding company incorporated in Virginia for CS&L Real Estate Trust, Inc. (the "REIT"), which is a real estate investment trust.

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

The Bank opened its new Shipyard office on August 1, 2005, which was a relocation of its Wilmington Long Leaf branch. The Bank is scheduled to open another Wilmington branch at Porter's Neck on January 3, 2006. The Bank will close its Ogden office on December 30, 2005. The Bank began utilizing its new Operations and Training Center in May 2005. On August 10, 2005, Lumina opened a mortgage office in Charlotte, North Carolina. The Company formed Cooperative Bankshares Capital Trust I (the "Trust") on August 30, 2005, which is wholly owned by the Company, to facilitate the issuance of trust preferred securities totaling $15.0 million. The Trust was formed with the sole purpose of issuing the trust preferred securities and investing the proceeds from the sale of such trust preferred securities in the debentures. The Company owns 100% of the Trust's outstanding common securities and unconditionally guarantees the Trust's financial obligations. The debentures held by the Trust are the sole assets of the Trust. The debentures and the trust preferred securities bear an interest rate of 5.74% for the first five years, and thereafter bear an interest rate equal to 142 basis points over the three-month LIBOR (London Inter-Bank Offered
Rate). The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will rank prior to trust common securities if and so long as the Company fails to make principal or interest payment on the debentures. Concurrently with the issuance of the debentures and the trust preferred securities, the Company entered into a Guaranty Agreement, dated August 30, 2005, related to the trust preferred securities for the benefit of the holders. The debentures and trust preferred securities each have 30-year lives and will each be callable by the Company or the Trust, at their option, after five years. The Company has the option to defer interest for up to five years on the debentures. The debentures qualify as Tier I capital under Federal Reserve Board guidelines. The Trust is not consolidated in these financial statements due to the adoption of FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. The junior subordinated debentures issued by the Company to the Trust were included in long-term obligations and the Company's equity interest in the Trust was included in other assets.

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

MANAGEMENT STRATEGY

The Bank's lending activities have traditionally concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. In recent years the Bank has emphasized the origination of nonresidential real estate loans and secured and unsecured consumer and business loans. As of September 30, 2005, approximately $425 million, or 69%, of the Bank's loan portfolio, which excludes loans held for sale, consisted of loans secured by residential properties. This compares to approximately $309 million, or 68% at December 31, 2004. The Bank originates adjustable rate and fixed rate loans. As of September 30, 2005, adjustable rate and fixed rate loans totaled approximately 64% and 36%, respectively, of the Bank's total loan portfolio.

The Bank has chosen to sell a large percentage of its fixed rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to invest these funds in commercial loans, while increasing fee income and reducing interest rate risk.

INTEREST RATE SENSITIVITY ANALYSIS

Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be analyzed using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. Gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At September 30, 2005, the Company had a one-year positive gap position of 3.9% as compared to 8.8% at December 31, 2004. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, a part of the Company's adjustable-rate mortgage loans are indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings and money market deposit accounts. Experience has shown that the Company sees relatively modest repricing on these types of transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

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

LIQUIDITY

The Company's goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, deposits, income from operations and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta ("FHLB") in an amount of up to 25% of the Bank's total assets. At September 30, 2005, the Bank's borrowed funds from the FHLB equaled 13.6% of its total assets. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition. Additionally, during the three-months ended September 30, 2005 the Bank issued brokered deposits of $10.6 million and the Company issued $15.5 million in junior subordinated debentures in a pooled trust preferred offering on August 30, 2005.

At September 30, 2005, the estimated market value of liquid assets (cash, cash equivalents, marketable securities and loans held for sale) was approximately $71.4 million, which represents 10.8% of deposits and borrowed funds as compared to $70.8 million or 14.2% of deposits and borrowed funds at December 31, 2004. The decrease in the liquidity percentage was due to increases in deposits and long-term obligations to fund the increase in loans.

The Company's primary uses of liquidity are to fund loans and to make investments. Management considers current liquidity levels adequate to meet the Company's cash flow requirements. If the loan portfolio continues to increase as it has in 2005, additional funding sources, such as brokered deposits, junior subordinated debentures or loan sales may need to be considered.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL COMMITMENTS

At September 30, 2005, outstanding off-balance sheet commitments to extend credit totaled $71.2 million, and the undisbursed portion of construction loans was $81.0 million. The Bank continued to be obligated to make future payments under contracts, such as debt and lease agreements, the amounts of which were consistent with the amounts at December 31, 2004 other than the increase in borrowed funds of $33.5 million and the increase in deposits of $127.3 million at September 30, 2005. For further information see "Financial Condition at September 30, 2005 compared to December 31, 2004".

CAPITAL

Stockholders' equity at September 30, 2005, was $49.9 million, up 6.4% from $46.9 million at December 31, 2004. Stockholders' equity at September 30, 2005, includes an unrealized loss net of tax of $362,000 as compared to an unrealized gain net of tax at December 31, 2004, of $68,000 on securities available for sale marked to estimated fair market value.

Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core ("Tier I") capital to average adjusted assets ranging from 3% to 5%. At September 30, 2005, the Bank's ratio of Tier I capital was 8.66%. The FDIC's risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of allowance for loan losses. At September 30, 2005, the Bank had a ratio of qualifying total capital to risk-weighted assets of 11.12%.

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

The Company's Board of Directors approved a quarterly cash dividend of $.05 per share, paid on October 17, 2005 to stockholders of record as of October 1, 2005. Any future payment of dividends is dependent on the financial condition and capital needs of the Company, requirements of regulatory agencies and economic conditions in the marketplace.

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

FINANCIAL CONDITION AT SEPTEMBER 30, 2005 COMPARED TO DECEMBER 31, 2004

The Company's total assets increased 30.1% to $715.6 million at September 30, 2005, as compared to $550.1 million at December 31, 2004. The primary causes of the increase in assets were increases of $162.1 million (35.7%) in loans, and $3.1 million (18.9%) in cash and cash equivalents which were funded primarily by an increase in deposits of $127.3 million (30.7%) and long-term obligations of $40.5 million (76.2%). The increase in loans and deposits was a result of continued growth in newer branches and being located in vibrant markets. The majority of the loan growth occurred in construction and land development loans which grew $86.6 million (135.4%) and commercial real estate loans which grew $39.9 million (36.7%) over the nine-month period ending September 30, 2005, due to the economic expansion in the Bank's market area and the Bank's increased emphasis on commercial lending. The largest increase in deposits was in the thirteen and twenty-two month certificates and checking accounts. The increase in the certificates was due to the Bank offering competitive promotional rates on reasonably short term deposits in an effort to foster deposit growth. The Bank continues to emphasize obtaining business accounts, which is the reason for the checking account increase. The Bank also attracted an additional $24.7 million in internet deposits during the nine-month period ending September 30, 2005. Internet deposits are usually obtained from other financial institutions with terms primarily of one to two years. In addition, the bank accepted brokered deposits for the first time in the amount of $10.6 million. Borrowed funds which are collateralized through an agreement with the FHLB for advances increased $18.0 million since December 31, 2004. These advances are secured by the Bank's investment in FHLB stock and qualifying first mortgage loans. Loans made at Lumina are held for sale and are funded by a short-term borrowing at another financial institution, which decreased $249,000 since December 31, 2004, and are collateralized by Lumina's loans held for sale. The Company also issued $15.5 million in junior subordinated debentures on August 30, 2005.

The Company's nonperforming assets (loans 90 days or more delinquent and foreclosed real estate) were $345,000 or 0.05% of assets, at September 30, 2005, compared to $207,000, or 0.04% of assets, at December 31, 2004. Foreclosed real estate increased to $26,000 at September 30, 2005, from $0 at December 31, 2004. The Company assumes an aggressive position in collecting delinquent loans and disposing of foreclosed assets to minimize balances of nonperforming assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. For further information see "Comparison of Operating Results - Provision and Allowance for Loan Losses."

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

NET INCOME

Net income for the three and nine-month periods ended September 30, 2005, increased 17.1% to $1.5 million and 21.5% to $4.0 million respectively, as compared to the same periods last year. The increase in net income for the three and nine-month periods ended September 30, 2005 can be attributed to an increase in net interest income of $1.4 million and $3.1 million respectively, as well as an increase in noninterest income of $63,000 and $344,000 respectively. For further information see the captions "Noninterest Income" and "Noninterest Expense."

INTEREST INCOME

For the three-month period ended September 30, 2005, interest income increased 49.7% as compared to the same period a year ago. The average balance of interest-earning assets increased 29.6% and the average yield increased 86 basis points as compared to the same period a year ago. Interest income increased 36.5% for the nine-month period ended September 30, 2005, as compared to the same period a year ago. The increase in interest income can be attributed to the yield on average interest-earning assets increasing to 6.15% as compared to 5.51% for the same period a year ago. In addition, the average balance of interest-earning assets increased 22.4% for the nine-month period ended September 30, 2005, as compared to the same period a year ago.

INTEREST EXPENSE

Interest expense increased 90.1% for the three-month period ended September 30, 2005, as compared to the same period a year ago. This increase was due to the average cost of interest-bearing liabilities increasing 97 basis points and the average balance of interest-bearing liabilities increasing 29.5% as compared to the same period a year ago. In the nine-month period ended September 30, 2005, interest expense increased 63.6% as compared to the same period a year ago. The average balance of interest-bearing liabilities increased 21.6% as compared to the same period a year ago. The cost of interest-bearing liabilities increased to 2.72% as compared to 2.02% for the same period last year.

NET INTEREST INCOME

Net interest income for the three and nine-month periods ended September 30, 2005, as compared to the same period a year ago, increased 29.4% and 23.1% respectively. The increase was due to interest-earning assets increasing more than interest-bearing liabilities. This can be attributed to the increase in noninterest bearing checking accounts and the retention of earnings.

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

                                                                        For the quarter ended
                                                      SEPTEMBER 30, 2005                     SEPTEMBER 30, 2004
                                              ---------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                   Average                               Average
                                                Average                  Yield/       Average                   Yield/
                                                Balance     Interest      Cost        Balance     Interest       Cost
                                              ------------  ---------   ----------  ------------  ----------  -----------
Interest-earning assets:
   Interest-bearing deposits in other banks   $     3,210   $      27       3.36%   $     3,845   $      12        1.25%
   Securities:
        Available for sale                         43,435         499       4.60%        46,125         520        4.51%
        Held to maturity                            2,290          26       4.54%         2,969          37        4.98%
   FHLB stock                                       5,667          46       3.25%         4,288          38        3.54%
   Loan portfolio                                 599,633       9,907       6.61%       447,644       6,409        5.73%
                                              ------------  ----------              ------------  ----------
    Total interest-earning assets                 654,235      10,505       6.42%       504,871       7,016        5.56%
                                                            ----------                            ----------

Non-interest earning assets                        29,643                                27,434
                                              ------------                          ------------
Total assets                                  $   683,878                           $   532,305
                                              ============                          ============


Interest-bearing liabilities:
   Deposits                                       470,601       3,306       2.81%       360,823       1,635        1.81%
   Borrowed funds                                 114,472       1,158       4.05%        91,119         713        3.13%
                                              ------------  ----------              ------------  ----------
    Total interest-bearing liabilities            585,073   $   4,464       3.05%       451,942   $   2,348        2.08%
                                                            ----------                            ----------

Non-interest bearing liabilities                   48,876                                35,141
                                              ------------                          ------------

    Total liabilities                             633,949                               487,083
    Stockholders' equity                           49,929                                45,222
                                              ------------                          ------------
Total liabilities and stockholders' equity    $   683,878                           $   532,305
                                              ============                          ============

Net interest income                                         $   6,041                             $   4,668
                                                            ==========                            ==========
Interest rate spread                                                        3.37%                                  3.48%
                                                                         =========                              =========

Net yield on interest-earning assets                                        3.69%                                  3.70%

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                             111.8%                                 111.7%
                                                                         =========                              =========

                                                                            For the nine months ended
                                                          SEPTEMBER 30, 2005                         SEPTEMBER 30, 2004
                                               ------------------------------------------ ------------------------------------------
(DOLLARS IN THOUSANDS)                                                         Average                                    Average
                                                   Average                      Yield/       Average                      Yield/
                                                   Balance      Interest        Cost         Balance       Interest        Cost
                                               --------------  -----------   ------------  ------------  ------------   ------------
Interest-earning assets:
   Interest-bearing deposits in other banks     $      3,567    $       76         2.84%    $     3,897    $      30         1.03%
   Securities:
        Available for sale                            43,866         1,506         4.58%         46,545        1,548         4.43%
        Held to maturity                               2,467            86         4.65%          3,346          127         5.06%
   FHLB stock                                          5,220           155         3.96%          4,241          111         3.49%
   Loan portfolio                                    544,810        25,827         6.32%        432,178       18,446         5.69%
                                               --------------  ------------                 ------------- ------------
    Total interest-earning assets                    599,930       $27,650         6.15%        490,207    $  20,262         5.51%
                                                               ------------                               ------------

Non-interest earning assets                           28,008                                     27,021
                                               --------------                              -------------
Total assets                                    $    627,938                                $   517,228
                                               ==============                              =============

Interest-bearing liabilities:
   Deposits                                          435,037         8,150         2.50%        351,052        4,614         1.75%
   Borrowed funds                                    101,021         2,795         3.69%         89,907        2,077         3.08%
                                               --------------  ------------               --------------  ------------
    Total interest-bearing liabilities               536,058    $   10,945         2.72%        440,959    $   6,691         2.02%
                                                               ------------                               ------------

Non-interest bearing liabilities                      43,864                                     32,613
                                               --------------                             --------------

    Total liabilities                                579,922                                    473,572
    Stockholders' equity                              48,016                                     43,656
                                               --------------                             --------------
Total liabilities and stockholders' equity      $    627,938                                $   517,228
                                               ==============                             ==============

Net interest income                                             $   16,705                                 $  13,571
                                                               ============                               ============

Interest rate spread                                                               3.43%                                     3.49%
                                                                               ==========                                 =========

Net yield on interest-earning assets                                               3.71%                                     3.69%

Percentage of average interest-earning
   assets to average interest-bearing
   liabilities                                                                    111.9%                                    111.2%
                                                                               ==========                                 =========

PROVISION AND ALLOWANCE FOR LOAN LOSSES

During the nine-month period ended September 30, 2005 the Bank had net charge-offs against the allowance for loan losses of $59,000 compared to $36,000 for the same period in 2004. The Bank added $1.6 million to the allowance for loan losses for the current nine-month period as compared to $745,000 for the same period last year, increasing the balance to $5.8 million at September 30, 2005. The increase in the provision for loan losses was caused by the increase in the loan portfolio and the Bank's increased emphasis on commercial loans, which involve a higher degree of risk than one-to-four family mortgage loans. The asset quality of the Bank remained strong. The ratio of allowance for loan losses to total loans was 0.94% at September 30, 2005 as compared to 0.94% at December 31, 2004. Management considers the current level of the allowance to be appropriate based on asset classification, loan composition, the current level of delinquencies and other nonperforming assets, overall economic conditions and other factors. Future increases to the allowance may be necessary, however, due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of adjustments to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

NONINTEREST INCOME

Noninterest income increased by 8.8% for the nine-month period ended September 30, 2005, as compared to the same period a year ago. The change in noninterest income can be primarily attributed to service charges and fees on loans and deposit-related fees increasing $300,000 and $127,000 respectively. The rise in fees on loans was primarily caused by an increase in brokered loan fees. The deposit-related fees increase was principally caused by a boost in service charges on deposit accounts and ATM fees resulting from an increase in deposit accounts.

In the three-month period ended September 30, 2005, noninterest income increased 4.5% as compared to the same period last year. Service charges and fees on loans increased $89,000 and deposit-related fees increased $76,000 for the three-month period ended September 30, 2005 as compared to the same period a year ago. The reasons for these increases are the same as stated above for the nine-month period.

NONINTEREST EXPENSE

For the nine-month period ended September 30, 2005, noninterest expense increased 8.5% as compared to the same period last year. Compensation and fringe benefits increased $706,000 due to increases in costs of benefits, staffing levels, incentive pay and normal increases in salaries. Occupancy and equipment increased $157,000 caused by normal increases and the opening of the Operations and Training Center, a bank branch and a Lumina branch.

In the three-month period ended September 30, 2005, noninterest expense increased 11.5% as compared to the same period last year. This increase can primarily be attributed to increases in compensation and fringe benefits and occupancy and equipment expense of $307,000 and $77,000 respectively. The reasons for these changes are identical to the ones stated above for the nine-month period ended September 30, 2005.

INCOME TAXES

The effective tax rate for the nine-month periods ended September 30, 2005 and 2004 was 39.3% and 33.2% respectively. The effective tax rate for the three-month periods ended September 30, 2005 and 2004 was 41.2% and 33.1% respectively. The higher rate in 2005 resulted principally from an increase in the provision for income taxes. In addition to the business benefits resulting from the Company's formation of Holdings and REIT in 2002, there also resulted a reduction in state income taxes paid. State taxing authorities have recently announced that they will vigorously pursue taxpayers who have utilized certain organizational structures that result in reduced state income taxes, including the structure the Company utilized for Holdings and REIT. In response to that announcement the Company increased the provision for income taxes to provide for additional state income taxes. As of December 31, 2004, the Company estimated that the possible effect of the state's position could be as much as $500,000, including interest and penalties, net of federal tax benefit. This estimate does not include periods after 2004 and is subject to change.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document, as well as other written communications made from time to time by Cooperative Bankshares, Inc. and subsidiaries and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections, such as earnings projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the PSLRA). Such forward-looking statements may be identified by the use of such words as "intend," "believe," "expect," "should," "planned," "estimated" and "potential." For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA. The Company's ability to predict future results is inherently uncertain and the company cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. These factors include among others; changes in market interest rates and general and regional economic conditions, changes in government regulations, changes in accounting principles and the quality or composition of the loan and investment portfolios and other factors that may be described in the Company's quarterly reports on Form 10-Q and in its annual report on Form 10-K, each filed with the Securities and Exchange Commission, which are available at the Securities and Exchange Commission's Internet website (www.sec.gov) and to which reference is hereby made. Stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date of those documents. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. Except to the extent required by applicable law or regulation, the Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

ITEM 4 - CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's "disclosure controls and procedures", as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

           Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         The Company did not purchase any shares of its common stock during the second quarter.

         On August 30, 2005, the Company's wholly owned subsidiary, Cooperative Bankshares Capital Trust I ("Trust I"), issued $15.5 million in trust preferred securities pursuant to exemptions from registration under
         Section 4(2) of the Securities Act of 1933, as amended (the "Act"), SEC Rule 506 under the Act, SEC Rule 144A under the Act and/or SEC Regulation S under the Act. The placement agent was Cohen Bros. & Company. The aggregate offering price of the capital securities was $15.5 million. No commissions were paid to the placement agent. In exchange for the proceeds from the offering of the capital securities and the proceeds from the sale of Trust I's common securities, the Company issued $15.5 million aggregate principal amount of junior subordinated debentures in an offering exempt from registration under
         Section 4(2) of the Act. The net proceeds of the offering totaled approximately $15.0 million and were used for the following purposes:
         (1) a capital contribution to the Company's primary subsidiary, the Bank, of $10 million to fund loan growth; and (2) investment in interest-earning assets and other corporate purposes in the amount of $5.0 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

           None

ITEM 5.  OTHER INFORMATION

           None

ITEM 6.  EXHIBITS

           Exhibit 3.1(1)        Articles of Incorporation
           Exhibit 3.2(2)        Articles of Amendment to Articles of Incorporation
           Exhibit 3.3(1)        Bylaws, as amended
           Exhibit 10.1(3)       Indenture, Dated as of August 30, 2005 between Cooperative Bankshares, Inc.
                                 and LaSalle Bank National Association, as Trustee
           Exhibit 10.2(4)       Guarantee Agreement, dated as of August 30, 2005, by and between
                                 Cooperative Bankshares, Inc., as Guarantor, and LaSalle Bank National
                                 Association, as Guarantee Trustee
           Exhibit 10.3(5)       Amended and Restated  Declaration  of Trust of Cooperative  Bankshares  Capital
                                 Trust I
           Exhibit 11.1          Statement re: Computation of Per Share Earnings (See note 3 to Unaudited
                                 Consolidated Financial Statements on page 8)
           Exhibit 31.1          Rule 13a-14(a) Certification of Chief Executive Officer
           Exhibit 31.2          Rule 13a-14(a) Certification of Chief Financial Officer
           Exhibit 32            Certificate Pursuant to 18 U.S.C. Section 1350




     (1) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Reg. No. 33-79206)
         and any amendments thereto filed with the SEC.
     (2) Incorporated by reference to Registrant's Proxy Statement filed with the SEC on March 31, 2005
     (3) Incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on August 31,  2005.
     (4) Incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on August 31, 2005.
     (5) Incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on August 31, 2005.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  November 9, 2005           Cooperative Bankshares, Inc.


                                   /s/ Frederick Willetts, III
                                   ---------------------------------------------
                                   Frederick Willetts, III
                                   President/Chief Executive Officer

Dated:  November 9, 2005           /s/ Todd L. Sammons
                                   ---------------------------------------------
                                   Todd L. Sammons
                                   Senior Vice President/Chief Financial Officer