Form 10-K
period 2005-12-31
COOPERATIVE BANKSHARES INC
filed 2006-03-27
CIK 923529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Common Stock, par value $1.00 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  YES ☐  NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large filer, an accelerated filer or a non-accelerated filer, see definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $66,540,904 based on the closing sales price of the Common Stock as listed on the NASDAQ National Market as of the last day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, directors, executive officers and beneficial owners of more than 10% of the registrant’s outstanding voting stock are treated as affiliates.

As of March 1, 2006, there were issued and 4,312,952 outstanding shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2005. (Parts I and II)

2.	Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders. (Part III)

PART I

Item 1.	Business

General

Bankshares: Cooperative Bankshares, Inc. (“Bankshares”), a registered bank holding company was incorporated in North Carolina in 1994. Bankshares serves as the holding company for Cooperative Bank (“Cooperative” or the “Bank”), a North Carolina chartered commercial bank. Bankshares’ primary activities consist of holding the stock of Cooperative Bank and operating the business of the Bank and its subsidiaries. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Cooperative Bank and its subsidiaries.

Bankshares formed Cooperative Bankshares Capital Trust I (the “Trust”) on August 30, 2005, which is wholly owned by Bankshares to facilitate the issuance of trust preferred securities totaling $15.0 million. The Trust is not consolidated in these financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” The junior subordinated debentures issued by Bankshares to the Trust are included in long-term obligations and Bankshares’ equity interest in the Trust is included in other assets.

Cooperative Bank: Chartered in 1898, the Bank’s headquarters is located in Wilmington, North Carolina. Cooperative operates 21 offices throughout the coastal and inland communities of Eastern North Carolina. These offices extend from Corolla, located on the Outer Banks of North Carolina, to Tabor City, located on the South Carolina border. The Bank’s deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). Effective December 31, 2002, the Bank converted its charter from that of a state savings bank to a state commercial bank. At December 31, 2005, the Company had total assets of $746.3 million, deposits of $565.0 million and stockholders’ equity of $51.1 million.

Through its offices, the Bank provides a wide range of banking products, including interest- bearing and noninterest-bearing checking accounts, certificates of deposit and individual retirement accounts. It offers an array of loan products: commercial, consumer, agricultural, real estate, residential mortgage and home equity loans. Also offered are safe deposit boxes and automated banking services through Online Banking, Bill Payment, ATMs and Access24 Phone Banking. In addition, through the Bank’s third party partnership with UVEST Financial Services, clients have access to a wide array of financial and wealth management solutions, including services such as professional money management, retirement and education planning and investment products including stocks, bonds, mutual funds, annuities and insurance products.

The Bank has chosen to sell a large percentage of its fixed-rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to invest its funds in commercial loans, while increasing fee income and reducing interest rate risk.

On May 31, 2002, the Bank, through its subsidiary, CS&L Services, Inc., acquired the operating assets of Lumina Mortgage Company (“Lumina”), a Wilmington, North Carolina-based mortgage banking firm. In October 2002, CS&L Services, Inc. was renamed Lumina Mortgage Company, Inc. Lumina has three offices in North Carolina, an office in North Myrtle Beach, South Carolina and an office in Virginia Beach, Virginia.

In December 2002, the Bank formed two new subsidiaries, CS&L Holdings, Inc., a Virginia corporation (“Holdings”) and CS&L Real Estate Trust, Inc. a North Carolina corporation (the “REIT”) which has elected to be taxed as a real estate investment trust. Bankshares, the Bank and the Bank’s subsidiaries are collectively referred to as the “Company”. At December 31, 2005, Holdings was a wholly-owned subsidiary of the Bank and its only activity consisted of holding all of the outstanding shares of common stock of the REIT. The REIT was formed to enhance the liquidity and facilitate the future capital needs of the Bank. At December 31, 2005, the REIT held a participation interest in approximately $84.5 million in mortgage loans of the Bank. At December 31, 2005, all of the outstanding shares of the REIT’s common stock and 88.7% of its 7% preferred stock was held by Holdings. The remaining shares of 7% preferred stock in the REIT were held by approximately 108 officers, directors and certain other parties pursuant to the Bank’s REIT Bonus Plan. There must be at least 100 stockholders of REIT stock.

The common stock of Cooperative Bankshares, Inc. is traded on the NASDAQ National Market under the symbol “COOP.”

Market Area

Cooperative Bank considers its primary market area to be the communities of Eastern North Carolina between the Virginia and South Carolina borders. The market is generally segmented into the coastal communities and the inland areas. The economies of the coastal communities (concentrated in Dare, Carteret, Currituck, Onslow, Pender, New Hanover and Brunswick Counties) are seasonal and largely dependent on the summer tourism industry. The economy of Wilmington (the largest city in the market area), a historic seaport with a population of approximately 94,600, is also reliant upon summer tourism, but is diversified into the chemicals, shipping, aircraft engines, and fiber optics industries. Wilmington also serves as a regional retail center, a regional medical center and is home of the University of North Carolina at Wilmington. The inland communities served by the Bank (concentrated in Bladen, Brunswick, Columbus, Duplin, Hyde, Beaufort and Pender Counties) are largely service areas for the agricultural activities in eastern North Carolina.

With Lumina, the Company’s footprint extended north into Virginia with an office in Virginia Beach, and south into South Carolina with an office in North Myrtle Beach. These areas offer busy real estate markets that give our offices the opportunity to make, purchase, refinance and reverse mortgage loans. These markets are similar to those that have proven to be good investments in the past. The offices are located in coastal areas with a large dependence on the tourism industry and the retirement community. In addition, Lumina extended the footprint west with an office in Charlotte, the largest city in North Carolina.

Lending Activities

General: Cooperative Bank’s lending activities have concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. As of December 31, 2005, approximately $452.5 million, or 70.1%, of the Bank’s loan portfolio, which excludes loans held for sale, consisted of loans secured by residential properties. In recent years, however, the Bank has emphasized the origination of nonresidential real estate loans and secured and unsecured consumer and business loans. The Bank is taking a more aggressive position in pursuing business lending and nonresidential real estate lending involving loans secured by small commercial properties with balances generally ranging from $300,000 to $3,000,000. The Bank originates adjustable-rate and fixed-rate loans. As of December 31, 2005, adjustable-rate and fixed-rate loans totaled approximately 63.7% and 36.3%, respectively, of the Bank’s total loan portfolio.

Analysis of Loan Portfolio: Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan and type of collateral on the dates indicated. Other than as set forth below, there were no concentrations of loans which exceeded 10% of total loans at December 31, 2005.

	At December 31,
	2005		2004		2003		2002		2001
	(Dollars in thousands)
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate:
Construction and land development	$128,943	20.24%	$63,938	14.23%	$57,598	14.35%	$51,431	13.16%	$62,142	16.64%
Mortgage:
1-4 family residential	296,403	46.54	227,474	50.62	206,476	51.44	204,395	52.29	209,622	56.13
Multi-family residential	21,998	3.45	14,534	3.23	13,357	3.33	17,044	4.36	15,626	4.18
Commercial	148,709	23.35	108,626	24.17	91,627	22.83	87,257	22.32	55,664	14.90
Equity line	23,785	3.73	18,440	4.10	16,006	3.99	14,541	3.72	13,131	3.52
Other	355	0.06	442	0.10	359	0.09	363	0.09	254	0.07

Total real estate loans	620,193	97.37	433,454	96.45	385,423	96.03	375,031	95.94	356,439	95.44
Commercial, industrial and agricultural	18,237	2.86	15,164	3.37	14,599	3.64	13,717	3.51	13,430	3.60
Consumer	7,355	1.15	6,816	1.52	6,200	1.54	6,406	1.64	7,285	1.95

Total gross loans	645,785	101.38	455,434	101.34	406,222	101.21	395,154	101.09	377,154	100.99

Less:
Unearned discounts and net deferred fee	2,058	0.32	1,664	0.37	1,402	0.35	1,331	0.34	1,173	0.31
Allowance for loan losses	6,763	1.06	4,353	0.97	3,447	0.86	2,937	0.75	2,523	0.68

Net loans	$636,964	100.00%	$449,417	100.00%	$401,373	100.00%	$390,886	100.00%	$373,458	100.00%

The following table sets forth as of December 31, 2005, certain information regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on their contractual terms to maturity.

	Due Within One Year	Due After 1 through 5 Years	Due After 5 Years	Total
	(In thousands)
Real Estate:
Construction and land Development	$83,880	$41,427	$3,636	$128,943
Mortgage
1-4 family residential	42,746	54,137	199,520	296,403
Multi-family residential	11,309	8,526	2,163	21,998
Commercial	34,080	102,727	11,902	148,709
Equity line	3,397	892	19,496	23,785
Other	94	261	—	355
Commercial, Industrial and Agricultural	6,992	9,575	1,670	18,237
Consumer	3,801	3,338	216	7,355

Total	$186,299	$220,883	$238,603	$645,785

The next table shows at December 31, 2005, the dollar amount of the Bank’s loans due after December 31, 2006 which have fixed interest rates and have floating or adjustable interest rates.

	One to Five Years	After Five Years	Total
	(In thousands)
Loans maturing after one year with:
Fixed interest rates	$128,281	$57,057	$185,338
Floating or adjustable rates	92,602	181,546	274,148

Total	$220,883	$238,603	$459,486

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

The Bank’s loan originations are generally for a term of 15 to 30 years, amortized on a monthly basis, with principal and interest due each month. Starting in 2005, the Bank began making residential mortgage loans with interest only payments for an initial period of up to 5 years. After this period, these loans will be fully amortized to the maturity of the loan. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option.

The Bank has offered adjustable-rate mortgage loans (“ARMs”) since 1979 and presently offers ARMs with rate adjustments tied to prime or the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of one year. The Bank offers introductory interest rates on ARMs which are not generally fully indexed. The interest rates on these loans generally include a cap of 2% per adjustment and 6% over the life of the loan. While the proportion of fixed and adjustable-rate loan originations in the Bank’s portfolio largely depend on the level of interest rates, the Bank has strongly emphasized ARMs and has been relatively successful in maintaining the level of ARM originations even during periods of changing interest rates. The Bank offers 1/1, 3/1 and 5/1 ARM products. These loans adjust annually after the end of the first one, three or five-year period. A “Low Doc” program is available for the nonconforming loans.

Cooperative Bank also originates 15 to 30 year fixed-rate mortgage loans on one-to-four family units. The Bank generally charges a higher interest rate on such loans if the property is not owner-occupied. The majority of fixed-rate loans are underwritten according to Federal Home Loan Mortgage Corporation (“FHLMC”) or Fannie Mae (“FNMA”) guidelines, so that the loans qualify for sale in the secondary market. In recent years the Bank has sold the majority of its fixed-rate mortgage originations in the secondary market or through brokered arrangements.

The Bank actively lends on the security of properties located in the Outer Banks region of North Carolina. This region’s economic base is seasonal and driven by beach tourism, and a large number of the loans made by the Bank in this area are secured by vacation rental properties. These loans are inherently more risky than loans secured by the borrower’s permanent residence, since the borrower is typically dependent upon rental income to meet debt service requirements and repayment is therefore subject to a greater extent to adverse economic, weather and other conditions affecting vacation rentals. Management seeks to minimize these risks by employing what it believes are conservative underwriting criteria. In addition, the Bank lends on the security of properties located in other coastal regions of North Carolina. Loans made on coastal properties carry increased risk due to the possibility of damage resulting from storms such as hurricanes.

The Bank’s lending policies generally limit the maximum loan-to-value ratio on conventional residential mortgage loans to 95% of the lesser of the appraised value or purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios in excess of 80%.

Cooperative Bank also originates loans secured by multi-family properties. At December 31, 2005, the Bank had $22.0 million of such loans, representing 3.4% of its total loan portfolio. These loans are primarily secured by apartment buildings located in the Bank’s market area.

Construction Loans: The Bank originates loans to finance the construction of one-to-four and multi-family dwellings, housing developments, commercial projects and condominiums. Construction loans amounted to approximately $128.9 million, or 20.0%, of the Bank’s total loan portfolio at December 31, 2005. In recent years, the Bank has emphasized the origination of construction loans in response to the significant demand for such loans by borrowers engaged in building and development activities in the growing communities of its market area. In addition, construction loans afford the Bank the opportunity to increase the interest rate sensitivity of its loan portfolio.

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

The following table sets forth information as of December 31, 2005 regarding the dollar amount of construction loans secured by real estate and real estate mortgage loans in the Bank’s portfolio. A portion of these loans have provisions to convert to permanent loans upon completion of construction. For further information, see Note 3 of Notes to Consolidated Financial Statements included in the Company’s Annual Report to Stockholders for the Fiscal Year Ended December 31, 2005 (the “Annual Report”).

(In thousands)
Real Estate Construction:
1-4 family residential	$90,510
Multi-family residential	19,764
Commercial	18,669

Total	$128,943

Loans Secured by Nonresidential Real Estate: Loans secured by nonresidential real estate constituted approximately $149.1 million, or 23.1% of the Bank’s total loan portfolio at December 31, 2005. The Bank is emphasizing the origination of these loans because of their profitability, since they generally carry a higher interest rate than single-family residential mortgage loans and are typically more interest rate sensitive. The Bank originates both construction loans and permanent loans on nonresidential properties. Nonresidential real estate loans are usually made in amounts up to 80% of the lesser of appraised value or purchase price of the property and have generally been made in amounts under $3.0 million. The Bank’s permanent nonresidential real estate loans are secured by improved property such as office buildings, retail centers, warehouses, and other types of buildings located in the Bank’s primary market area. Nonresidential real estate loans are either fixed or variable-rate. The variable-rate loans have interest rates tied to prime or the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of one year.

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

Consumer Lending: At December 31, 2005, the Bank’s consumer loan portfolio totaled approximately $7.4 million, representing 1.1% of the Bank’s total loans receivable portfolio. The Bank also offers home equity loans, which are made for terms of up to 15 years, at adjustable interest rates. As of December 31, 2005, the Bank’s home equity line portfolio totaled approximately $23.8 million, representing 3.7% of its total loan portfolio.

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

Non-Real Estate Business Lending: The Bank originates loans to small businesses in the Bank’s market area that are either unsecured or secured by various forms of non-real estate collateral. At December 31, 2005, these loans totaled approximately $18.2 million or 2.8% of the Bank’s total loan portfolio. The Bank’s management believes that these loans are attractive to the Bank because of their typically higher interest rate yields and the opportunity they present for expanding the Bank’s relationships with existing customers and developing broader relationships with new customers. Accordingly, the Bank plans to continue to pursue this type of lending in the future in an effort to maintain a profitable spread between its average loan yield and its cost of funds.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayments from his or her employment and other income and which are collateralized by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the borrowers’ business. Furthermore, the collateral securing the loans may depreciate over time, may be difficult to appraise or may fluctuate in value based on the success of the business. The management of Cooperative Bank seeks to minimize these risks as the Bank’s commercial business loan portfolio grows by employing conservative underwriting criteria.

Loans Held For Sale: Lumina’s target market includes all homeowners or potential homeowners. Having an extensive diversity of investors offering very competitive rates, Lumina has many loan products available for purchasing or refinancing mortgage loans. These products include, but are not limited to, conventional, jumbo, FHA, VA, 100% Rural Development financing, nonconforming (B/C), lot loans, construction/permanent, and no-income verification loans, as well as other niche products. Lumina sells its loans to many different investors in the secondary market.

Cooperative Bank makes fixed rate loans that are available to sell in the secondary market. Loans sold to Freddie Mac are locked upon application, processed through loan processor (LP), closed on Cooperative’s books and sold to Freddie Mac within 10 days.

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

Mortgage loan applications are accepted at most of our offices and are reviewed by a loan officer or branch manager. Upon receipt of a loan application, central processing orders a credit report and verifications to confirm specific information relating to the applicant’s employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an internal appraiser or an outside appraiser approved by the Bank. In the case of “Low Doc” loans, a tax valuation and a property evaluation report are acceptable.

Loan authorities and limits have been delegated by the Board of Directors to a group of senior officers who function as the Loan Committee, except for consumer loans, which may be approved by branch loan officers. Mortgage loans exceeding 25% of the Bank’s legal lending limit can be approved by the President and two members of the Board of Directors. Any mortgage loan exceeding 50% of the Bank’s legal lending limit must be approved by the Bank’s Board of Directors. Retail and commercial loan authority is considered to be an aggregate of all indebtedness to Cooperative exclusive of mortgage loans originated through the mortgage loan division or loans up to $100,000 secured by a Cooperative Certificate of Deposit. Three members of the Loan Committee have the authority to approve individual retail or commercial loans up to 25% of the Bank’s legal lending limit. Aggregate indebtedness exceeding 25% is reported to the Board at their next meeting. Any retail or commercial loan exceeding 50% of the Bank’s legal lending limit must be approved by the President and two members of the Board of Directors. Fire and casualty insurance is required on all loans secured by improved real estate.

Originations, Purchases and Sales of Mortgage Loans: The Bank’s general policy is to originate conventional residential mortgage loans under terms, conditions and documentation which permit sale to the

FHLMC, FNMA or private investors in the secondary market. The Bank has chosen to sell a large percentage of its fixed-rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to invest its funds in commercial loans while increasing fee income. The Bank has, from time to time, sold fixed-rate, long-term mortgage loans in the secondary market to meet liquidity requirements or as part of its asset/liability management program. In connection with such sales, the Bank may retain the servicing of the loans (i.e., the collection of principal and interest payments), for which it generally receives a fee payable monthly of 1/4% per annum of the unpaid balance of each loan. As of December 31, 2005, the Bank was servicing approximately 694 loans for others, aggregating approximately $44.9 million.

The Bank generally does not purchase loans, and did not purchase any loans during the last three fiscal years.

Loan Commitments: The Bank issues loan commitments to qualified borrowers primarily for the construction, purchase and refinancing of residential real estate. Such commitments are made on specified terms and conditions and are typically for terms of up to 30 days. A non-refundable application and underwriting fee is collected by Cooperative Bank at the time of application. Lumina collects actual fees by the time of loan closing. Management estimates that historically, less than 20% of such commitments expire unfunded. At December 31, 2005, Cooperative Bank had outstanding loan commitments of approximately $1.5 million and Lumina had approximately $10.8 million in outstanding loan commitments. For further information, see Note 3 of Notes to Consolidated Financial Statements included in the Annual Report.

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

Delinquencies: The Bank’s collection procedures provide that when a loan is 30 days past due, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact the borrower. If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates legal proceedings. At December 31, 2005, the Bank had accruing loans which were contractually past due 90 or more days totaling $9,000.

Non-Performing Assets and Asset Classification: Loans are generally classified as nonaccrual if they are past due for a period of more than 90 days, unless such loans are well secured and in the process of collection. If any portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are less than 90 days past due may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. As of December 31, 2005, the Bank had an aggregate principal balance of $23,000 in the non-accrual status and an additional $1.3 million in non-performing loans, both of which are considered impaired in accordance with SFAS No.114, with a valuation allowance of $665,000.

Real estate acquired by the Bank as a result of foreclosure is classified as “real estate owned” until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance plus unpaid accrued interest of the related loan or the fair value of the real estate less costs to sell the property. Any required write-down of the loan upon foreclosure is charged to the allowance for loan losses. At December 31, 2005, the Bank had two properties acquired as the result of foreclosure or by deed in lieu of foreclosure and classified as “real estate owned” for $26,000. At December 31, 2005, the Bank had 15 loans in the process of foreclosure and/or bankruptcy with an aggregate principal balance of approximately $916,000. Loans in bankruptcy paying as agreed are not included in nonperforming assets. Any losses management anticipates on loans in the process of foreclosure and/or bankruptcy have already been recorded through the allowance for loan losses.

The following table sets forth information with respect to the Bank’s nonperforming assets for the periods indicated. During the periods shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards (“SFAS”) No. 15.

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Non accruing loans	$23	$95	$120	$335	$505
Accruing loans which are contractually past due 90 days or more	9	112	147	249	2,563

Total	$32	$207	$267	$584	$3,068

Percentage of total loans (1)	0.00%	0.05%	0.07%	0.15%	0.81%

Other nonperforming assets (2)	$26	$—	$—	$619	$759

Total nonperforming assets	$58	$207	$267	$1,203	$3,827

Total nonperforming assets to total assets	0.01%	0.04%	0.05%	0.24%	0.84%

(1)	Total loans do not include loans held for sale.

(2)	Other nonperforming assets represent property acquired by the Bank through foreclosure or repossession. This property is carried at fair value less estimated cost of sale.

During the year ended December 31, 2005, gross interest income of approximately $0 would have been recorded on nonaccrual loans had such loans been current throughout the period. Approximately $1,000 in interest income from such loans was included in income for the year ended December 31, 2005.

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

The process used to allocate the allowance for loan losses considers, among other factors, whether the borrower is a mortgage, retail or commercial customer, whether the loan is secured or unsecured and whether the loan is an open or closed-end agreement. Generally, loans are reviewed and risk is graded among groups of loans with similar characteristics. The probable loss estimates for each risk grade group are the basis for the allowance allocation. The loss estimates are based on prior experience, general risk associated with each loan group and current economic conditions. The unallocated allowance for loan losses primarily represents the impact of certain conditions and other factors that were not considered in allocating the allowance to the specific components of the loan portfolio, such as current economic conditions. The Bank increased the unallocated allowance at December 31, 2003 because the possibility of additional loan losses due to unidentified property damage that occurred on the

North Carolina coast from Hurricane Isabel in October 2003, as well as uncertain economic conditions. As these uncertainties have been resolved, the Company has allocated portions of the unallocated allowance.

The following table analyzes activity in the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of period	$4,353	$3,447	$2,937	$2,523	$2,160
Provision for loan losses	2,485	970	740	740	460
Loans charged-off
Real Estate:
Construction and land development	12	—	—	—	—
Mortgage:
1-4 family residential	23	—	—	62	37
Commercial	—	16	—	—	—
Equity line	3	—	—	3	—
Commercial, industrial and agricultural	—	—	142	235	7
Consumer	46	93	95	60	62

Total loans charged-off	(84)	(109)	(237)	(360)	(106)
Recoveries
Real Estate:
Mortgage:
1-4 family residential	1	—	—	27	—
Commercial	—	31	—	—	—
Equity line	3	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—	5
Consumer	5	14	7	7	4

Total recoveries	9	45	7	34	9
Net charge-offs	75	64	230	326	97

Balance at end of period	$6,763	$4,353	$3,447	$2,937	$2,523

Ratio of net charge-offs to average loans outstanding during the period	0.01%	0.02%	0.06%	0.08%	0.03%

Ratio of loan loss reserve to total loans	1.04%	0.94%	0.84%	0.70%	0.67%

Management believes that it has established the Bank’s existing allowance for loan losses in accordance with generally accepted accounting principles. Additions to the allowance may be necessary due to changes in economic conditions, real estate market values, growth in the portfolio or other factors. In addition, bank regulators may require Cooperative Bank to make adjustments to the allowance for losses in the course of their examinations based on their judgments as to the value of the Bank’s assets. For further information regarding the Bank’s allowance for loan losses see “Management’s Discussion and Analysis” and Note 3 of Notes to Consolidated Financial Statements in the Annual Report.

The following table sets forth information about the Bank’s allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate:
Construction and land development	$1,432	20%	$759	14%	$499	14%	$511	13%	$672	16%
Mortgage:
1-4 family residential	2,508	46	1,092	50	814	51	854	52	698	56
Multi-family residential	254	3	187	3	160	3	145	4	143	4
Commercial	1,989	23	1,630	24	1,146	22	911	22	589	15
Equity line	252	4	186	4	150	4	135	4	132	3
Other	8	—	9	—	3	—	3	—	2	—

Total real estate loans	6,443	96%	3,863	95%	2,772	94%	2,559	95%	2,236	94%
Commercial, industrial and agricultural	222	3	222	3	138	4	137	3	214	4
Consumer	64	1	63	2	58	2	58	2	70	2
Unallocated	34	—	205	—	479	—	183	—	3	—

Total gross loans	$6,763	100%	$4,353	100%	$3,447	100%	$2,937	100%	$2,523	100%

Investment Activities

The following table sets forth the carrying value of the Bank’s investment securities portfolio at the dates indicated. For additional information regarding the Bank’s investments, see Note 2 of Notes to Consolidated Financial Statements in the Annual Report.

	At December 31,
	2005	2004	2003
	(In thousands)
Securities held to maturity:
Mortgage-backed securities	$2,029	$2,660	$3,806

Total securities held to maturity	$2,029	$2,660	$3,806
Securities available for sale:
U.S. Government and agency securities	$30,369	$30,513	$25,506
Mortgage-backed securities	5,626	7,521	11,489
Marketable equity securities	4,935	5,002	5,050
Corporate bond	1,451	1,499	1,568

Total securities available for sale	$42,381	$44,535	$43,613
Total investment securities portfolio	$44,410	$47,195	$47,419

The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank’s investment securities portfolio at December 31, 2005.

	One Year or Less		After One Through Five Years		After Five Through Ten Years		More than Ten Years		Total Investments Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Fair Value	Average Yield
	(Dollars in thousands)
Securities held to maturity:
U.S. Government and agency securities	$—	—	$—	—	$—	—	$—	—	$—	$—	—
Mortgage-backed securities	—	—	—	—	—	—	2,029	4.52%	2,029	1,980	4.52%

Total Securities Held to Maturity	$—	—	$—	—	$—	—	$2,029	4.52%	$2,029	$1,980	4.52%
Securities available for sale:
U.S. Government and agency securities	$499	2.13%	$29,870	4.25%	$—	—	$—	—	30,369	30,369	4.21%
Mortgage-backed securities	—	—	—	—	—	—	5,626	4.90%	5,626	5,626	4.90%
Marketable equity securities	—	—	—	—	—	—	4,935	6.14%	4,935	4,935	6.14%
Corporate bond	1,451	5.73%	—	—	—	—	—	—	1,451	1,451	5.73%

Total securities available for sale	$1,950	4.81%	$29,870	4.25%	$—	—	$10,561	5.48%	$42,381	$42,381	4.58%
Total investment securities portfolio	$1,950	4.81%	$29,870	4.25%	$—	—	$12,590	5.33%	$44,410	$44,361	4.58%

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

Deposits: Deposits are attracted from within the Bank’s primary market area through the offering of a broad selection of deposit instruments including checking, savings, money market deposit and term certificate accounts (including negotiated brokered deposits and jumbo certificates in denominations of $100,000 or more) and individual retirement plans. Deposit account terms vary, among other things, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The Bank obtains funds through brokers and attracts deposits over the Internet and considers these viable alternatives to borrowed funds. For further information regarding the Bank’s deposits, see “Management’s Discussion and Analysis” and Note 5 of Notes to Consolidated Financial Statements in the Annual Report.

The following table contains information relating to the Company’s average time deposits and their corresponding expense and average cost for the periods indicated.

	At December 31,
	2005	2004	2003
	(Dollars in Thousands)
Average time deposit balance	$361,064	$276,465	$275,148
Interest Expense	11,430	5,952	6,900
Average cost	3.17%	2.15%	2.51%

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2005.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$57,369
Over three through six months	40,321
Over six months through twelve months	65,882
Over twelve months	39,046

Total	$202,618

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

Lumina borrows money on a short-term basis principally from another financial institution to fund its loans that are held for sale. This borrowing is collateralized by mortgage loans held for sale. When a loan is sold, the proceeds are used to repay the borrowing. Loans are usually sold within 60 days. This borrowing agreement provides for a maximum line of credit of up to $10 million. On December 16, 2005, Lumina entered into a new borrowing agreement with a different financial institution. The terms are similar to the existing agreement including the credit limit of up to $10 million. The new agreement will replace the old agreement and the old agreement will be terminated when all of the existing loans on that line of credit are purchased.

The Trust was formed for the sole purpose of issuing trust preferred securities and investing the proceeds from the sale of such trust preferred securities in junior subordinated debentures. The debentures held by the Trust are the sole assets of the Trust. The Company owns 100% of the Trust’s outstanding common securities and unconditionally guarantees the Trust’s financial obligations. The debentures and the trust preferred securities bear an interest rate of 5.74% for the first five years, and thereafter bear an interest rate equal to 142 basis points over the three-month LIBOR (London Inter-bank Offered Rate). The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will have priority over the trust common securities if, and so long as, the Company fails to make principal or interest payment on the debentures. In conjunction with the issuance of the debentures and the trust preferred securities, the Company entered into a Guaranty Agreement, dated August 30, 2005, for the benefit of the holders. The debentures and trust preferred securities each have 30-year lives and will each be callable by the Company or the Trust, at their option, after five years. The Company has the option to defer interest for up to five years on the debentures. The debentures qualify as Tier I capital under Federal Reserve Board guidelines.

For further information regarding the Bank’s borrowings, see Note 6 of Notes to Consolidated Financial Statements in the Annual Report.

Competition

Cooperative Bank encounters strong competition both in the attraction of deposits and in the making of real estate and other loans. The Bank’s most direct competition for deposits has historically come from financial institutions in its market area although competition for deposits is also realized from brokerage firms and credit unions. The Bank competes for deposits by offering depositors competitive rates, a high level of personal service, a wide range of banking products and convenient office locations.

Competition for real estate and other loans comes principally from financial institutions and mortgage companies. The Bank and Lumina compete for loans primarily through the interest rates and loan fees they charge and the efficiency and quality of services they provide borrowers. Factors which affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

Employees

At December 31, 2005, the Bank had 165 full-time employees and 10 part-time employees. Lumina had 32 full time employees and 1 part-time employee at December 31, 2005. None of the employees are represented by a collective bargaining unit. Both companies believe their relationship with the employees is good.

Executive Officers

At December 31, 2005, the executive officers of the Company who were not also directors were as follows:

Name	Age at December 31, 2005	Position
O. C. Burrell, Jr.	57	Executive Vice President and Chief Operating Officer
Todd L. Sammons, CPA	44	Senior Vice President and Chief Financial Officer
Dickson B. Bridger	46	Senior Vice President-Mortgage Lending

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

Todd L. Sammons was employed in March 1986 as Auditor. He was promoted to Senior Vice President and Chief Financial Officer in December 2000. He previously worked with a public accounting firm. He has served in leadership capacities in various professional, church and civic organizations. He is a Certified Public Accountant. He serves on the Church Council and several committees at Pine Valley United Methodist Church and is an active member of Winter Park Optimist. He coaches youth baseball and basketball teams.

Dickson B. Bridger was employed in March 1984 as a mortgage loan originator. He was promoted to Vice President in February 1990 and Senior Vice President-Mortgage Lending in December 2000. He is a member of Wilmington West Rotary and serves as an Elder of the Little Chapel on the Boardwalk Church in Wrightsville Beach, North Carolina.

Available Information

The Company maintains an Internet website at www.coop-bank.com. We make available our annual reports on Form 10-K in PDF format. Quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, and other information related to us, are linked from this site free of charge, as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission (the “SEC”). Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

REGULATION AND SUPERVISION

Regulation of the Company

General: Bankshares is registered as a public company with the SEC and its common stock is quoted on the NASDAQ Stock Market, Inc. (“NASDAQ”). Bankshares is also registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and, as such, is subject to supervision, regulation and regular examination by the Federal Reserve Board. In addition, as a state commercial bank holding company, the Company is subject to supervision by the Commissioner under North Carolina law. As a public company, Bankshares is required to file annual, quarterly and current reports with the SEC. As a bank holding company, Bankshares is required to furnish to the Federal Reserve Board annual and quarterly reports and any such additional information as the Federal Reserve Board may require pursuant to the BHCA.

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

A bank holding company is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting securities of any company conducting non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or the managing or controlling of banks to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be closely related to banking are: (1) making or servicing loans; (2) performing certain data processing services; (3) providing discount brokerage services; (4) acting as fiduciary, investment or financial advisor; (5) finance leasing personal or real property; (6) making investments in corporations or projects designed primarily to promote community welfare; and (7) acquiring a savings association, provided that the savings association only engages in activities permitted by bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including being “well-capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities may include insurance underwriting and investment banking. The Gramm-Leach-Bliley Act also authorizes banks to engage in certain activities permitted for financial holding companies through “financial subsidiaries.” Financial subsidiaries are generally treated as affiliates for purposes of restrictions on a bank’s transactions with affiliates. The Company has not yet opted to become a financial holding company.

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

Dividends: The Federal Reserve Board has the power to prohibit dividends by a bank holding company if such action constitutes an unsafe or unsound practice or where the holding company’s subsidiary depository institution is “significantly undercapitalized,” within the meaning of the prompt corrective action regulations described below, or “undercapitalized,” as defined by such regulations, and no acceptable capital plan has been submitted. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies providing that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition.

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

Regulation of the Bank

General: As a North Carolina chartered commercial bank with deposits insured by the FDIC’s Savings Association Insurance Fund (“SAIF”), Cooperative Bank is subject to extensive regulation by the North Carolina Office of the Commissioner of Banks (the “Commissioner”) and the FDIC. The lending activities and other investments of the Bank must comply with various federal regulatory requirements and the Commissioner and the FDIC periodically examine Cooperative Bank for compliance with these requirements. The Bank must file reports with the Commissioner and the FDIC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Some of these regulatory requirements are referred to below or appear elsewhere herein.

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

The Bank was in compliance with both the FDIC capital requirements and the North Carolina net worth requirement at December 31, 2005. For further information regarding the Bank’s capital requirements, see Note 7 of Notes to Consolidated Financial Statements in the Annual Report.

Prompt Corrective Regulatory Action: The FDIC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a bank that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A bank that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a bank that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the FDIC within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to specified amounts. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” banks are subject to additional mandatory restrictions. The FDIC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Subject to a narrow exception, a receiver or conservator must be appointed within specified time frames for an institution that is “critically undercapitalized.”

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

Federal Deposit Insurance Reform Act of 2005: The Federal Deposit Insurance Reform Act of 2005 (the “Act”), signed by the President on February 8, 2006, revised the laws governing the federal deposit insurance system. The Act provides for the consolidation of the Bank and SAIF Funds into a combined “Deposit Insurance Fund.”

Under the Act, insurance premiums are to be determined by the FDIC based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the current minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio falls below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Act provides the FDIC with flexibility to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year.

The Act increased deposit insurance coverage limits from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts. While it preserved the $100,000 coverage limit for individual accounts and municipal deposits, the FDIC was furnished with the discretion to adjust all coverage levels to keep pace with inflation beginning in 2010. Also, institutions that become undercapitalized will be prohibited from accepting certain employee benefit plan deposits.

The consolidation of the Bank and SAIF Funds must occur no later than the first day of the calendar quarter that begins 90-days after the date of the Act’s enactment, i.e., July 1, 2006. The Act also states that the FDIC must promulgate final regulations implementing the remainder of its provisions not later than 270 days after its enactment.

At this time, management cannot predict the effect, if any, that the Act will have on insurance premiums paid by the Bank.

Restrictions on Certain Activities: Under applicable law, state-chartered banks with deposits insured by the FDIC are generally prohibited from acquiring or retaining any equity investment of a type or in an amount that is not permissible for a national bank. The foregoing limitation, however, does not prohibit FDIC-insured state banks from acquiring or retaining an equity investment in a subsidiary in which the bank is a majority owner. State-chartered banks are also prohibited from engaging as principal in any type of activity that is not permissible for a national bank and subsidiaries of FDIC-insured state banks have been prohibited from engaging as principal in any type of activity that is not permissible for a subsidiary of a national bank unless, in either case, the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and the bank is, and continues to be, in compliance with applicable capital standards.

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

The Sarbanes-Oxley Act of 2002 (“SOX”) generally prohibits loans by the Company to its executive officers and directors. However, that act contains a specific exception for loans by the Bank to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. SOX limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Extensions of credit to executive officers are further restricted as to amount and type.

Enforcement: The Commissioner has extensive enforcement powers under North Carolina law which include the authority to issue cease and desist orders, assess civil money penalties and appoint a conservator or receiver.

The FDIC has primary federal enforcement responsibility over nonmember banks and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to the removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

Federal Home Loan Bank System: The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. Cooperative Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at December 31, 2005 of approximately $5.8 million.

Federal Reserve Board Regulation: Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves of 3% on the first $7.8 million to $48.3 million of transaction accounts, plus 10% on the remainder. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. At December 31, 2005, the Bank met its reserve requirements.

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

Item 1A.	Risk Factors

An investment in shares of our common stock involves various risks. Before deciding to invest in our common stock, you should carefully consider the risks described below in conjunction with the other information in this annual report on Form 10-K and information incorporated by reference into this annual report on Form 10-K, including our consolidated financial statements and related notes. Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks that have not been identified or that we may believe are immaterial or unlikely. The value or market price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

Our construction and land development and commercial lending may expose us to a greater risk of loss and hurt our earnings and profitability.

Our business strategy centers, in part, on offering construction and land development and commercial loans secured by real estate in order to expand our net interest margin. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to-four family residential mortgage loans. At December 31, 2005, construction and land development and commercial loans totaled $277.7 million, which represented 43.0% of total loans. If we continue to increase the level of these loans, we will increase our credit risk profile relative to other financial institutions that have higher concentrations of one-to-four family loans.

Loans secured by commercial or land development real estate properties are generally for larger amounts and involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on loans secured by these properties generally are dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy. While we seek to minimize these risks in a variety of ways, including restricting such loans to our primary market area and attempting to employ conservative underwriting criteria, there can be no assurance that these measures will protect against credit-related losses.

Construction financing typically involves a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction and the bid price and estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal. Although our underwriting criteria is designed to evaluate and minimize the risks of each construction loan, there can be no guarantee that these practices will safeguard against material delinquencies and losses to our operations.

Our business is subject to the success of the local economy in which we operate.

Because the majority of our borrowers and depositors are individuals and businesses located and doing business in the communities of Eastern North Carolina between the Virginia and South Carolina borders, our success depends to a significant extent upon economic conditions in the Eastern North Carolina area. This market is generally segmented into coastal communities and inland areas. The economics of the coastal communities (concentrated in Dare, Carteret, Currituck, Onslow, Pender, New Hanover and Brunswick Counties) are seasonal and largely dependent on the summer tourism industry. The economy of Wilmington, the largest city in the market area, a historic seaport with a population of approximately 94,600, is also reliant upon summer tourism, but is diversified into the chemicals, shipping, aircraft engines and fiber optics industries. Wilmington also serves as a regional retail center, a regional medical center and home of the University of North Carolina at Wilmington. The inland communities we serve (concentrated in Bladen, Brunswick, Columbus, Duplin, Hyde, Beaufort and Pender Counties) are largely service areas for agricultural activities.

Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the State of North Carolina could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

If the value of real estate in Eastern North Carolina were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

With most of our loans concentrated in the Eastern North Carolina region, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. A decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

We actively lend on the security of rental properties located in the Outer Banks region of North Carolina, which may increase the likelihood of delinquencies and losses to our operations.

We currently lend on the security of properties located in the Outer Banks region of North Carolina. This region’s economic base is seasonal and driven by beach tourism, and a large number of loans we make in this area are secured by vacation rental properties. These loans are inherently more risky than loans secured by the borrower’s permanent residence, since the borrower is typically dependent upon rental income to meet debt service requirements, and repayment is therefore subject to a greater extent to adverse economic, weather and other conditions affecting vacation rentals. Despite management’s efforts to minimize these risks by employing what it believes to be conservative underwriting practices, there is no guarantee that lending on the security of such rental properties will prevent material delinquencies and losses to our operations.

Hurricanes or other adverse weather events could negatively affect our local economy or cause disruptions to our branch office operations, which could have an adverse effect on our business or results of operations.

Our operations are conducted in Eastern North Carolina, a geographic region with coastal areas that are susceptible to hurricanes and tropical storms. Such weather events can disrupt our operations, result in damage to our branch office locations and real estate collateral securing our loans and negatively affect the local economy in which we operate. We cannot predict whether or to what extent damage caused by hurricanes or tropical storms will affect our operations or the economy in our market area, but such weather events could result in a decline in loan originations and an increase in the risk of delinquencies, foreclosures or loan losses. These and other negative effects of hurricanes or tropical storms may adversely affect our business or results of operations.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate our capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth. If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interests of current investors and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our current shareholders, which may adversely impact our current shareholders.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Competition from financial institutions and other financial service providers may adversely affect our growth and profitability.

The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as, other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. While we believe we can, and do, successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, smaller resources and smaller lending limits, lack of geographic diversification and inability to spread our marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, we can give no assurance this strategy will be successful.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., prime) may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability.

Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate 14 times, from 1.00% to 4.5%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin to date. If short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would experience further compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and criticized loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

At December 31, 2005 our allowance for loan losses as a percentage of total loans was 1.04%. Regulators, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

We are dependent upon the services of our management team.

Our future success and profitability is substantially dependent upon the management and banking abilities of our senior executives. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management. We are especially dependent on a limited number of key management personnel and the loss of our chief executive officer or other senior executive officers could have a material adverse impact on our operations because other officers may not have the experience and expertise to readily replace these individuals. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting or retaining such personnel. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.

Our failure to continue to recruit and retain qualified loan originators could adversely affect our ability to compete successfully and affect our profitability.

Our continued success and future growth depend heavily on our ability to attract and retain highly skilled and motivated loan originators and other banking professionals. We compete against many institutions with greater financial resources, both within our industry and in other industries, to attract these qualified individuals. Our failure to recruit and retain adequate talent could reduce our ability to compete successfully and adversely affect our business and profitability.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

Cooperative Bank is subject to regulation, supervision and examination by the North Carolina Office of the Commissioner of Banks and the Federal Deposit Insurance Corporation, as insurer of its deposits. Such regulation and supervision govern the activities in which a commercial bank and its holding company may engage and are intended primarily for the protection of the deposit insurance funds and for the depositors of Cooperative Bank and are not intended to protect the interests of investors in our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. In addition, the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq that are applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audit and maintaining our internal controls.

We are subject to security and operational risks relating to our use of technology that could damage our reputation and our business.

Security breaches in our internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business.

We may have fewer resources than many of our competitors to invest in technological improvements.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

Our ability to service our debt, pay dividends and otherwise pay our obligations as they come due is substantially dependent on capital distributions from Cooperative Bank, and these distributions are subject to regulatory limits and other restrictions.

A substantial source of our income from which we service our debt, pay our obligations and from which we can pay dividends is the receipt of dividends from Cooperative Bank. The availability of dividends from Cooperative Bank is limited by various statutes and regulations. It is also possible, depending upon the financial condition of Cooperative Bank, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event that Cooperative Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock. The inability to receive dividends from Cooperative Bank would adversely affect our business, financial condition, results of operations and prospects.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Bank operated 21 offices throughout the coastal and inland communities of eastern North Carolina at December 31, 2005. The Bank has a total of 9 offices that are subject to leases. The land is leased for 6 of these offices on which the Bank has its own building. Two offices are a lease of the land and the building on it and one is an office condominium that is leased by the Bank. Lumina operated 3 offices in North Carolina, an office in North Myrtle Beach, South Carolina and an office in Virginia Beach, Virginia. All of these offices are leased. For additional information relating to premises and equipment, see Note 4 of Notes to Consolidated Financial Statements in the Annual Report.

Item 3.	Legal Proceedings

Although the Company, from time to time, is involved in various legal proceedings in the normal course of business, the Company is not party to any material pending legal proceedings that they believe would have a material adverse effect on the financial condition or operations of the Company.

Pursuant to Section 6707A(e) of the Code we must disclose if we have been required to pay a penalty to the Internal Revenue Service for failing to make disclosures required with respect to certain transactions that have been identified by the Service as abusive or that have significant tax avoidance purpose. During 2005, we did not enter into any such transactions and were not required to pay a penalty to the Service for failing to make the required disclosures.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Subject to the prior rights of holders of any outstanding shares of our preferred stock, holders of common stock are entitled to receive such dividends as may be legally declared by our board of directors and, in the event of a dissolution and liquidation, to receive our net assets remaining after payment of all liabilities, in proportion to their respective holdings. Additional information concerning certain limitations on our payment of dividends is set forth above under “Regulation and Supervision-Regulation of the Company; Dividends” and incorporated herein by reference. The information contained under the section captioned “Corporate Information-Capital Stock” in the Annual Report, filed as Exhibit 13 hereto, is also incorporated herein by reference.

The Company did not purchase any of its common stock during the quarter ended December 31, 2005.

Item 6.	Selected Financial Data

The information contained in the section captioned “Selected Financial and Other Data” in the Annual Report is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The information contained in the section captioned “Management’s Discussion and Analysis” in the Annual Report is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information contained in the sections captioned “Interest Rate Sensitivity Analysis” and “Market Risk” in the Annual Report is incorporated herein by reference.

Item 8.	Consolidated Financial Statements and Supplementary Data

The Report of Independent Accountants, Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Annual Report, which are listed under Item 15 herein, are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Item 1.01	Entering into a Material Definitive Agreement

On December 14, 2005, the Board of Directors: (1) granted each outside director options to purchase 2,000 shares of the Company’s common stock at an exercise price of $20.66 per share; (2) granted Frederick Willetts, III options to purchase 7,000 shares of the Company’s common stock at an exercise price of $20.66 per share; (3) granted O. C. Burrell, Jr. options to purchase 3,700 shares of the Company’s common stock at an exercise price of $20.66 per share; and (4) granted Todd Sammons and Dickson Bridger options to purchase 3,000 shares of the Company’s common stock at an exercise price of $20.66 per share. The forms of the Company’s stock option award agreements are attached as Exhibits 10.12 and 10.13 to this Report.

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

Code of Ethics

The Company has adopted a written Code of Ethics, which applies to the Company’s directors, officers and employees, including its principal and executive officer and senior financial officer and it is posted on our website at www.coop-bank.com. The Company intends to disclose any changes or waivers from our Code of Ethics applicable to any senior financial officers on our website at www.coop-bank.com or in a report on Form 8-K. A copy of the Code of Ethics is available, without charge, upon written request to Linda Garland, Corporate Secretary, Cooperative Bankshares, Inc., 201 Market Street, Wilmington, North Carolina 28401.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2005 with respect to the Company’s equity compensation plans.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants & rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	272,942	$12.61	82,885
Equity compensation plans not approved by security holders	—	—	—

Total	272,942	$12.61	82,885

Item 13.	Certain Relationships and Related Transactions

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

No.	Description
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws, as amended
10.1(2)	Cooperative Bankshares, Inc. 1998 Stock Option and Incentive Plan
10.2(1)	Employment Agreement with Frederick Willetts, III
10.3	Form of Change of Control Agreement between the Bank, Todd L. Sammons, O.C. Burrell, Jr. and Dickson B. Bridger
10.4	Form of Split Dollar Agreements, as amended, between the Bank, Frederick Willetts, III and O.C. Burrell, Jr.
10.5	Form of Supplemental Life Insurance Agreements between the Bank, Todd L. Sammons and Dickson B. Bridger
10.6(1)	Indemnity Agreement with Directors and Executive Officers
10.7(3)	Director Retirement Agreements between Cooperative Bank and Each Non-Employee Director of Cooperative Bank
10.8(3)	Director Deferred Fee Agreements between Cooperative Bankshares, Inc. and each Director of the Company
10.9(3)	Director Deferred Fee Agreements between Cooperative Bank and Each Non-Employee Director of Cooperative Bank
10.10(3)	Executive Indexed Retirement Agreements between Cooperative Bank and Frederick Willetts, III and O. C. Burrell, Jr.
10.11(4)	Advances and Security Agreement, dated November 23, 2004, between Cooperative Bank and the Federal Home Loan Bank of Atlanta and related Joinder Agreement
10.12	Form of Incentive Stock Option Award Agreement
10.13	Form of Non-Incentive Stock Option Award Agreement
11	Statement re: computation of per share earnings - Reference is made to Note 9 of the Company’s Consolidated Statements of Operations attached hereto as Exhibit 13, which are incorporated herein by reference
13	Annual Report to Stockholders for the Fiscal Year Ended December 31, 2005
21	Subsidiaries
23	Consent of Dixon Hughes PLLC
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Reg. No. 33-79206).

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-92219).

(3)	Incorporated by reference to the exhibits to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001.

(4)	Incorporated by reference to the exhibits to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

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

COOPERATIVE BANKSHARES, INC.

Date: March 24, 2006	By	/s/ Frederick Willetts, III
Frederick Willetts, III
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Frederick Willetts, III Frederick Willetts, III President, Chief Executive Officer and Chairman (Principal Executive Officer and Director)	Date: March 24, 2006

By:	/s/ Todd L. Sammons Todd L. Sammons Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: March 24, 2006

By:	/s/ Paul G. Burton Paul G. Burton (Director)	Date: March 24, 2006

By:	/s/ Russell M. Carter Russell M. Carter (Director)	Date: March 24, 2006

By:	/s/ F. Peter Fensel, Jr. F. Peter Fensel, Jr. (Director)	Date: March 24, 2006

By:	/s/ James D. Hundley James D. Hundley (Director)	Date: March 24, 2006

By:	/s/ H. Thompson King, III H. Thompson King, III (Director)	Date: March 24, 2006

By:	/s/ R. Allen Rippy R. Allen Rippy (Director)	Date: March 24, 2006

By:	/s/ O. Richard Wright, Jr. O. Richard Wright, Jr. (Director)	Date: March 24, 2006