Form 10-Q
period 2006-03-31
COOPERATIVE BANKSHARES INC
filed 2006-05-15
CIK 923529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 3, 2006, there were issued and 4,314,202 outstanding shares of the registrant’s Common Stock.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except per share data)	March 31, 2006	December 31, 2005*
	(unaudited)
Assets
Cash and due from banks, noninterest-bearing	$16,102	$18,784
Interest-bearing deposits in other banks	818	5,038

Total cash and cash equivalents	16,920	23,822
Securities:
Available for sale (amortized cost of $42,714 in March 2006 and $43,133 in December 2005)	41,660	42,381
Held to maturity (estimated market value of $1,875 in March 2006 and $1,981 in December 2005)	1,956	2,029
FHLB stock	6,355	5,829
Loans held for sale	9,484	4,894

Loans	682,579	643,727
Less allowance for loan losses	7,346	6,763

Net loans	675,233	636,964

Other real estate owned	10	26
Accrued interest receivable	3,412	3,345
Premises and equipment, net	10,496	10,537
Goodwill	1,462	1,462
Other assets	15,639	14,977

Total assets	$782,627	$746,266

Liabilities and Stockholders’ Equity
Deposits	$591,871	$564,990
Short-term borrowings	34,809	21,803
Escrow deposits	759	561
Accrued interest payable	400	418
Accrued expenses and other liabilities	3,996	3,857
Long-term obligations	98,540	103,541

Total liabilities	730,375	695,170

Stockholders’ equity:
Preferred stock, $1 par value, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $1 par value, 7,000 shares authorized, 4,313 and 4,305 shares issued and outstanding	4,313	4,305
Additional paid-in capital	2,820	2,735
Accumulated other comprehensive loss	(647)	(462)
Retained earnings	45,766	44,518

Total stockholders’ equity	52,252	51,096

Total liabilities and stockholders’ equity	$782,627	$746,266

Book value per common share	$12.12	$11.87

*	Derived from audited consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)	Three Months Ended March 31,
	2006	2005
Interest income:
Loans	$11,649	$7,254
Securities	513	536
Other	100	20
Dividends on FHLB stock	79	49

Total interest income	12,341	7,859

Interest expense:
Deposits	4,431	2,082
Short-term borrowings	237	139
Long-term obligations	1,128	579

Total interest expense	5,796	2,800

Net interest income	6,545	5,059
Provision for loan losses	585	325

Net interest income after provision for loan losses	5,960	4,734

Noninterest income:
Gain on sale of loans	340	608
Service charges and fees on loans	140	153
Deposit-related fees	474	383
Bank-owned life insurance earnings	96	79
Other income, net	57	33

Total noninterest income	1,107	1,256

Noninterest expense:
Compensation and fringe benefits	2,995	2,523
Occupancy and equipment	923	857
Professional and examination fees	168	124
Advertising	133	116
Other	610	531

Total noninterest expenses	4,829	4,151

Income before income taxes	2,238	1,839
Income tax expense	774	691

Net income	$1,464	$1,148

Net income per common share:
Basic	$0.34	$0.27

Diluted	$0.33	$0.26

Weighted average common shares outstanding:
Basic	4,310	4,291

Diluted	4,395	4,372

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance, December 31, 2005	$4,305	$2,735	$(462)	$44,518	$51,096
Exercise of stock options	8	46	—	—	54
Tax benefit of stock options exercised	—	39	—	—	39
Other comprehensive loss, net of taxes	—	—	(185)	—	(185)
Net income	—	—	—	1,464	1,464
Cash dividends ($.05 per share)	—	—	—	(216)	(216)

Balance, March 31, 2006	$4,313	$2,820	$(647)	$45,766	$52,252

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income	$1,464	$1,148
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion, amortization, and depreciation	257	249
Net gain on sale of loans	(340)	(608)
Benefit from deferred income taxes	(320)	(129)
Loss on disposal of premises and equipment	1	3
Gain on sales of other real estate owned	(28)	—
Provision for loan losses	585	325
Originations of loans held for sale	(33,273)	(66,432)
Proceeds from sales of loans held for sale	29,028	63,976
Changes in assets and liabilities:
Accrued interest receivable	(67)	(289)
Earnings on bank-owned life insurance	(96)	(79)
Prepaid expenses and other assets	(130)	387
Accrued interest payable	(18)	34
Accrued expenses and other liabilities	178	281

Net cash used by operating activities	(2,759)	(1,134)

Investing activities:
Purchases of securities available for sale	(1,499)	—
Proceeds from maturity of securities available for sale	1,750	—
Repayments of mortgage-backed securities available for sale	173	392
Repayments of mortgage-backed securities held to maturity	73	119
Loan originations, net of principal repayments	(38,859)	(44,582)
Proceeds from disposals of foreclosed real estate	44	—
Net expenditures on other real estate owned	—	(1)
Net purchases of FHLB stock	(526)	(771)
Purchases of premises and equipment	(221)	(303)

Net cash used in investing activities	(39,065)	(45,146)

Financing activities:
Net increase in deposits	26,881	27,227
Net proceeds on short-term borrowings	8,006	7,941
Repayments on long-term obligations	(1)	(1)
Proceeds on long-term borrowings	—	10,000
Proceeds from issuance of common stock	54	—
Dividends paid	(216)	(215)
Net change in escrow deposits	198	177

Net cash provided by financing activities	34,922	45,129

Decrease in cash and cash equivalents	(6,902)	(1,151)
Cash and cash equivalents:
Beginning of period	23,822	16,393

End of period	$16,920	$15,242

(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(In thousands)	Three Months Ended March 31,
	2006	2005
Cash paid for:
Interest	$5,814	$2,767
Income taxes	668	273

Summary of noncash investing and financing activities:
Transfer from loans to foreclosed real estate	—	15
Unrealized loss on securities available for sale, net of taxes	(185)	(362)
Long-term obligations reclassified to short-term borrowings	5,000	—

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies: The significant accounting policies followed by Cooperative Bankshares, Inc. (“Bankshares”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting except as disclosed in footnote 5 below. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management’s opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2005 (the “Annual Report”). The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

2.	Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts of Bankshares, Cooperative Bank (the “Bank”) and its wholly owned subsidiaries, Lumina Mortgage Company, Inc. (“Lumina”) and CS&L Holdings, Inc. (“Holdings”), and Holdings’ majority owned subsidiary, CS&L Real Estate Trust, Inc. (the “REIT”). Bankshares, the Bank and the Bank’s subsidiaries are collectively referred to as the Company. All significant intercompany items have been eliminated. Bankshares wholly owns Cooperative Bankshares Capital Trust I (the “Trust”), which is not consolidated in these financial statements due to the adoption of FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” Certain items for prior periods have been reclassified to conform to the current period presentation. These reclassifications have no effect on the net income or stockholders’ equity as previously reported.

3.	Earnings Per Share: Earnings per share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding (basic EPS) and the sum of the weighted average number of common shares outstanding and potential common stock (diluted EPS). Potential common stock consists of stock options issued and outstanding. In determining the number of shares of potential common stock, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise. The following table provides a reconciliation of income available to common stockholders and the average number of shares outstanding for the periods below:

(In thousands)	Three months ended March 31,
	2006	2005
Net income (numerator)	$1,464	$1,148

Shares for basic EPS (denominator)	4,310	4,291
Dilutive effect of stock options	85	81

Shares for diluted EPS (denominator)	4,395	4,372

For the periods ended March 31, 2006 and 2005, there were no options outstanding that were antidilutive since the average market price exceeded the exercise price for all outstanding options.

4.	Comprehensive Income: Comprehensive income includes net income and all other changes to the Company’s equity, with the exception of transactions with shareholders (“other comprehensive income”). The Company’s only components of other comprehensive income relate to unrealized gains and losses on available for sale securities. The following table sets forth the components of other comprehensive income and total comprehensive income for the three months ended March 31.

(In thousands)	Three Months Ended March 31,
	2006	2005
Net income	$1,464	$1,148
Other comprehensive loss:
Unrealized loss arising during the period	(301)	(549)

Income tax benefit	116	187

Other comprehensive loss	(185)	(362)

Comprehensive income	$1,279	$786

5.	Stock-Based Compensation: Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revised SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

The Company has a Stock Option Plan in effect at March 31, 2006. All options outstanding as of December 31, 2005 were fully vested and no new options were issued during the three-month period ending March 31, 2006, therefore no option related compensation cost has been charged against income for the three months ended March 31, 2006.

In 1998, the Company’s shareholders approved and adopted the 1998 Stock Option & Incentive Plan (the “Plan”) which authorized the Board of Directors to grant up to 2,446,875 of stock options to employees, officers and directors of the Company. Options granted under the Plan can have a term of up to ten years from the date of grant, provided however, that in the case of an employee who owns shares representing more than 10% of the outstanding common stock at the time an Incentive Stock Option (ISO) is granted, the term of such ISO shall not exceed five years. Vesting of options is determined at the time of grant and ranges from immediate to ten years. Options under this plan must be granted at a price that shall be the average of the highest and lowest selling price on such exchange date or if no sales on such date, shall be the mean between the bid and asked price. In the case of the employee who owns shares representing more than 10% of the Company’s outstanding shares of common stock at the time the ISO is granted, the exercise price shall not be less than 110% of the market value of the optioned shares at the time the ISO is granted. The exercise price of all options granted to date range from $7.23 to $20.66.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted for the quarters ended March 31, 2006 and March 31, 2005.

The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company based upon the previous 10 years trading history. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options.

A summary of option activity under the stock option plans as of March 31, 2006 and changes during the three month period ended March 31, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	272,942	$12.61	6.33
Exercised	7,636	7.10	1.59
Authorized	—	—	—
Forfeited	—	—	—
Granted	—	—	—

Outstanding at March 31, 2006	265,306	$12.77	6.21	$2,791,019

Exerciseable at March 31, 2006	265,306	$12.77	6.21	$2,791,019

For the three months ended March 31, 2006, the intrinsic value of options exercised was approximately $101,000. No options were exercised for the three months ended March 31, 2005.

Had compensation costs for the Company’s stock option plan been determined using the fair value method, the Company’s pro forma net income would not have changed since there were no options granted or vesting for the quarter ended March 31, 2005.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This document, as well as other written communications made from time to time by Cooperative Bankshares, Inc. and subsidiaries and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections, such as earnings projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the PSLRA). Such forward-looking statements may be identified by the use of such words as “intend,” “believe,” “expect,” “should,” “planned,” “estimated” and “potential.” For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA. The Company’s ability to predict future results is inherently uncertain and the Company cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. These factors include among others; changes in market interest rates and general and regional economic conditions, changes in government regulations, changes in accounting principles and the quality or composition of the loan and investment portfolios. Additional factors that may affect our results are discussed in the Company’s Annual Report on Form 10-K, which is available at the Securities and Exchange Commission’s website (www.sec.gov), and in this Quarterly Report on Form 10-Q under “Item 1A. Risk Factors.” Stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date of those documents. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. Except to the extent required by applicable law or regulation, the Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

General

Cooperative Bankshares, Inc. (“Bankshares”) is a registered bank holding company incorporated in North Carolina in 1994. Bankshares is the parent company of Cooperative Bank (the “Bank”), a North Carolina chartered commercial bank. Cooperative Bank, headquartered in Wilmington, North Carolina, was chartered in 1898. The Bank provides financial services through 21 offices in Eastern North Carolina. One of the Bank’s subsidiaries, Lumina Mortgage Company, Inc. (“Lumina”) is a mortgage banking firm originating and selling residential mortgage loans through three offices in North Carolina, and an office in North Myrtle Beach, South Carolina. The Bank’s other subsidiary, CS&L Holdings, Inc. (“Holdings”) is a holding company incorporated in Virginia for CS&L Real Estate Trust, Inc. (the “REIT”), which is a real estate investment trust. Due to the State of North Carolina’s announced treatment regarding dividends received from entities such as the REIT, management is considering accepting the state’s Settlement Initiative discussed under “Income Taxes” below and liquidating Holdings and the REIT. This could take place as early as June 2006. Bankshares, the Bank and the Bank’s subsidiaries are collectively referred to as the Company.

Through its offices, the Bank provides a wide range of banking products, including interest-bearing and noninterest-bearing checking accounts, certificates of deposit, savings accounts and individual retirement accounts. It offers an array of loan products: overdraft protection, commercial, consumer, agricultural, real estate, residential mortgage and home equity loans. Also offered are safe deposit boxes and automated banking services through ATMs and Access24 Phone Banking. The Bank also offers free Online Banking and Bill Pay for personal accounts. In addition, through the Bank’s third party partnership with UVEST Investment Services, clients have access to a wide array of financial & wealth management solutions, including services such as professional money management, retirement & education planning and investment products including stocks, bonds, mutual funds, annuities and insurance products.

The Bank has signed a lease to open a branch in Leland, NC, a suburb of Wilmington, and is waiting for regulatory approval. Lumina closed its Virginia Beach, Virginia office on April 28, 2006.

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

Management Strategy

The Bank’s lending activities have traditionally concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. In recent years the Bank has emphasized the origination of nonresidential real estate loans and secured and unsecured consumer and business loans. Management recognizes that the shift in the composition of the Bank’s loan portfolio will tend to increase its exposure to credit losses. The Bank continues to evaluate its allowance for loan losses and the associated provision to compensate for the increased risk. As of March 31, 2006, approximately $475.1 million, or 69.4%, of the Bank’s loan portfolio, which excludes loans held for sale, consisted of loans secured by residential properties. This compared to approximately $452.5 million, or 70.1% at December 31, 2005. The Bank originates adjustable rate and fixed rate loans. As of March 31, 2006, adjustable rate and fixed rate loans totaled approximately 65.2% and 34.8%, respectively, of the Bank’s total loan portfolio.

The Bank has chosen to sell a large percentage of its long-term fixed rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to invest these funds in commercial loans, while increasing fee income and reducing interest rate risk.

Interest Rate Sensitivity Analysis

Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be analyzed using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. Gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At March 31, 2006, the Company had a one-year positive gap position of 0.7% compared to a positive gap position of 6.8% at December 31, 2005. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, a part of the Company’s adjustable-rate mortgage loans have been indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings and money market deposit accounts. Experience has shown that the Company experiences relatively modest repricing on these types of transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

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

Liquidity

The Company’s goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, deposits, income from operations and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta (“FHLB”) in an amount of up to 25% of the Bank’s total assets. At March 31, 2006, the Bank’s borrowed funds from the FHLB equaled 13.8% of its total assets. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition. The Bank also made use of $10.1 million in brokered deposits during the quarter ended March 31, 2006.

At March 31, 2006, the estimated market value of liquid assets (cash, cash equivalents, marketable securities and loans held for sale) was approximately $69.9 million, which represents 9.6% of deposits and borrowed funds compared to $73.1 million or 10.6% of deposits and borrowed funds at December 31, 2005. The decrease in liquid assets was primarily due to a decrease in cash and cash equivalents due to the deployment of cash to higher yielding assets.

The Company’s primary uses of liquidity are to fund loans and to make investments. Management considers current liquidity levels adequate to meet the Company’s cash flow requirements. However, if the loan portfolio continues to increase as it has recently, additional funding sources, such as increased brokered deposits, additional borrowings or loan sales may need to be considered.

Off-Balance Sheet Arrangements and Contractual Commitments

At March 31, 2006, outstanding off-balance sheet commitments to extend credit totaled $83.3 million, and the undisbursed portion of construction loans was $90.6 million. The Bank continued to be obligated to make future payments under contracts, such as debt and lease agreements, the amounts of which were consistent with the amounts at December 31, 2005 other than the increase in borrowed funds of $8.0 million and the increase in deposits of $26.9 million at March 31, 2006. For further information see “Financial Condition at March 31, 2006 compared to December 31, 2005.”

Capital

Stockholders’ equity at March 31, 2006, was $52.3 million, up 2.3% from $51.1 million at December 31, 2005. The increase in shareholders’ equity is primarily attributable to higher retained earnings partially offset by dividends paid of $216,000. Stockholders’ equity at March 31, 2006, includes an unrealized loss net of tax of $647,000, compared to an unrealized loss net of tax of $462,000 at December 31, 2005 on securities available for sale marked to estimated fair market value.

Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I)

capital to average adjusted assets of 3% if a particular institution has the highest examination rating and 4% for all others. At March 31, 2006, the Bank’s ratio of Tier I capital was 8.22%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus specified supplementary (Tier 2) capital elements including the allowance for loan and lease losses up to 1.25% of risk-weighted assets. At March 31, 2006, the Bank had a ratio of qualifying total capital to risk-weighted assets of 10.48%.

Bankshares, as a bank holding company, is also subject, on a consolidated basis, to the capital adequacy guidelines of the Board of Governors of the Federal Reserve (the “Federal Reserve Board”). The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. Bankshares currently exceeds all of its capital requirements. Management expects Bankshares to continue to exceed these capital requirements without altering current operations or strategies.

On February 22, 2006, the Company’s Board of Directors approved a quarterly cash dividend of $.05 per share, paid on April 17, 2006 to stockholders of record as of April 3, 2006. Any future payment of dividends is dependent on the financial condition and capital needs of the Company, requirements of regulatory agencies and economic conditions in the marketplace.

Critical Accounting Policies

The Bank’s most significant critical accounting policies are those that govern accounting for loans and its allowance for loan losses and goodwill. A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and results, and requires a difficult, subjective or complex judgment by management. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. For further information on the allowance for loan losses, see the “Critical Accounting Policies” and the “Financial Condition” in Management’s Discussion and Analysis and Note 3 of “Notes to Consolidated Financial Statements” included in the Annual Report on Form 10-K filed with the SEC on March 27, 2006. For further information on goodwill, see the “Critical Accounting Policies” in Management’s Discussion and Analysis and Note 1 of “Notes to Consolidated Financial Statements” included in the Annual Report on Form 10-K filed with the SEC on March 27, 2006.

FINANCIAL CONDITION AT MARCH 31, 2006 COMPARED TO DECEMBER 31, 2005

The Company’s total assets increased 4.9% to $782.6 million at March 31, 2006, compared to $746.3 million at December 31, 2005. Asset growth was primarily attributable to an increase of $38.9 million (6.0%) in loans and $4.6 million (93.8%) in loans held for sale which were funded primarily by an increase in deposits of $26.9 million (4.8%) and short-term borrowings of $13.0 million (6.0%) and a decrease in cash and cash equivalents of $6.9 million (29.0%). The increase in loans and deposits was primarily the result of continued growth in newer branches and being located in markets experiencing strong economic growth, and with respect to deposits, the Bank made use of $10.1 million of brokered deposits during the quarter. The majority of the loan growth occurred in commercial real estate loans which grew $23.5 million (15.8%) to $172.2 million from $148.7 million at December 31, 2005 and construction and land development loans which grew $13.0 million (10.1%) to $142.0 million from December 31, 2005, in each case due to the economic expansion in the Bank’s market area and the Bank’s increased emphasis on commercial lending. Investment securities, both available for sale and held to maturity portfolios, decreased $794,000 from $44.4 million to $43.6 million, or 1.8%, as proceeds from the repayment of securities were used to fund loans. FHLB stock increased $526,000, or 9.0%, to $6.4 million due to a requirement by the FHLB.

At March 31, 2006, the Bank’s allowance for loan losses was $7.4 million, or 1.06% of total loans compared to $6.8 million, or 1.04% of total loans at December 31, 2005. For information regarding the allowance of loan losses, see “Comparison of Operating Results—Provision and Reserve for Loan Losses on page 16.

Other assets increased $662,000, or 4.4%, to $15.6 million primarily due to an increase in deferred tax assets. Loans held for sale are funded by a short-term borrowing at another financial institution, which increased $4.7 million since December 31, 2005 and are collateralized by the loans held for sale.

The increase in deposits was mainly in the thirteen month certificate due to the Bank offering a competitive promotional rate on a reasonably short term deposit in an effort to foster deposit growth. In addition, the Bank increased broker deposits by $10.1 million. Borrowed funds, which are collateralized through an agreement with the FHLB for advances, increased $3.0 million, or 2.9%, since December 31, 2005, in order to fund loan growth. These advances are secured by the Bank’s investment in FHLB stock and qualifying first mortgage loans. Long-term obligations decreased from $103.5 million to $98.5 million primarily as a result of $5 million being reclassified to short-term borrowings.

The Company’s nonperforming assets (loans 90 days or more delinquent and foreclosed real estate) were $3.4 million, or 0.43% of assets, at March 31, 2006, compared to $58,000, or 0.01% of assets, at December 31, 2005. Foreclosed real estate decreased to $10,000 at March 31, 2006, from $26,000 at December 31, 2005. The increase in nonperforming assets was primarily the result of three loans secured by two one-to-four family beach residential properties totaling $3.3 million. The Company assumes an aggressive position in collecting delinquent loans and disposing of foreclosed assets to minimize balances of nonperforming assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. For further information see “Comparison of Operating Results – Provision and Reserve for Loan Losses.”

COMPARISON OF OPERATING RESULTS

Overview

The net income of the Company depends primarily upon net interest income. Net interest income is the difference between the interest earned on loans, the securities portfolios and interest-earning deposits and the cost of funds, consisting principally of the interest paid on deposits and borrowings. The Company’s operations are materially affected by general economic conditions, the monetary and fiscal policies of the Federal government, and the policies of regulatory authorities. Yields and costs have increased because of the actions taken by the Federal Reserve over the past several quarters to increase interest rates.

Net Income

Net income for the three-month period ended March 31, 2006 increased $316,000 to $1.5 million, representing a 27.5% increase compared to the same period last year. The increase in net income for the period ended March 31, 2006 is primarily attributable to an increase in net interest income of $1.5 million, partially offset by a $149,000 decrease in noninterest income, and increases of $260,000 in the provision for loan losses, $680,000 in noninterest expense and $83,000 in income tax expense. For further information see the caption “Net Interest Income.”

Interest Income

For the three-month period ended March 31, 2006, interest income increased 57.0% to $12.3 million compared to $7.9 million for the prior year period. The increase in interest income is primarily a result of the average balance of interest-earning assets increasing 35.0% and the average yield increasing 95 basis points compared to the prior year period. The yield on average interest-earning assets increased to 6.79% for the March 2006 quarter compared to 5.84% for the same period a year ago.

Interest Expense

Interest expense increased $3.0 million, or 107.0%, to $5.8 million for the three-month period ended March 31, 2006, compared to $2.8 million for the same period a year ago. This increase was caused by the average cost of interest-bearing liabilities increasing to 3.53% from 2.34% compared to the same period a year ago, which was primarily due to the rising interest rate environment and, to a lesser extent, the Bank’s offering of promotional rates on certificates of deposit and acquisition of brokered deposits. In addition, the average balance of interest-bearing liabilities increased 36.9% compared to the same period a year ago.

Net Interest Income

Net interest income for the three-month period ended March 31, 2006 increased 29.4% to $6.6 million compared to the same period a year ago. The increase was due to a smaller rise in interest-bearing liabilities versus the rise in interest-earning assets partially offset by a reduction in interest rate spread of 24 basis points. See “Interest Income,” “Interest Expense” and “Average Yield/Cost Analysis” table for further information on interest income and interest expense.

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

(In thousands)	For the quarter ended
	March 31, 2006			March 31, 2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Interest-bearing deposits in other banks	$8,052	$100	4.97%	$3,607	$20	2.22%
Securities:
Available for sale	42,795	491	4.59%	44,283	505	4.56%
Held to maturity	2,001	22	4.40%	2,623	31	4.73%
FHLB stock	5,843	79	5.41%	4,671	49	4.20%
Loan portfolio	667,843	11,649	6.98%	482,835	7,254	6.01%

Total interest-earning assets	726,534	12,341	6.79%	538,019	7,859	5.84%

Non-interest earning assets	30,048			25,273

Total assets	$756,582			$563,292

Interest-bearing liabilities:
Deposits	529,901	4,431	3.34%	392,237	2,082	2.12%
Borrowed funds	126,272	1,365	4.32%	87,093	718	3.30%

Total interest-bearing liabilities	656,173	$5,796	3.53%	479,330	$2,800	2.34%

Non-interest bearing liabilities	50,315			38,259

Total liabilities	706,488			517,589
Stockholders’ equity	50,094			45,703

Total liabilities and stockholders’ equity	$756,582			$563,292

Net interest income		$6,545			$5,059

Interest rate spread			3.26%			3.50%

Net yield on interest-earning assets			3.60%			3.76%

Percentage of average interest-earning assets to average interest-bearing liabilities			110.7%			112.2%

Provision and Reserve for Loan Losses

During the three-month period ended March 31, 2006 the Bank had net charge-offs against the allowance for loan losses of $2,000 compared to $20,000 for the same period in 2005. The Bank added $585,000 to the allowance for loan losses for the current three-month period compared to $325,000 for the same period last year, increasing the balance to $7.3 million at March 31, 2006. The increase in the provision for loan losses was caused by the increases in the loan portfolio and nonperforming assets and the Bank’s increased emphasis on commercial loans. This brings the ratio of allowance for loan losses to total loans to 1.06% at March 31, 2006 compared to 1.04% at December 31, 2005. This percentage increased because of the increase in the allowance for loan losses. Management considers the current level of the allowance to be appropriate based on loan composition, the current level of delinquencies and other nonperforming assets, overall economic conditions and other factors. However, future increases to the allowance may be necessary due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

Noninterest Income

Noninterest income decreased by 11.9% to $1.1 million for the three-month period ended March 31, 2006, compared to $1.3 million for the same period a year ago. The change in noninterest income can be attributed to gain on sale of loans and service charges and fees on loans decreasing $268,000 and $13,000 respectively. These changes were primarily caused by a decrease in mortgage banking activities. Deposit-related fees increased $91,000, or 23.8%, during this period primarily due to increased income associated with non-sufficient funds and ATM fees, as well as the increase in new deposit accounts. Earnings on Bank-owned life insurance increased $17,000 primarily due to the increase in interest rates on the underlying policies. Other income increased $24,000 primarily due to the commissions received thru UVEST Investment Services.

Noninterest Expense

For the three-month period ended March 31, 2006, noninterest expense increased 16.3% compared to the same period last year. Compensation and fringe benefits and occupancy and equipment increased $472,000 and $66,000 respectively. Compensation and related costs increased due to increases in costs of benefits, staffing levels, incentive pay and normal increases in salaries. The cost of retirement plans increased $159,000 primarily as a result of lower than projected yields on plan assets in prior years. The occupancy and equipment increase can be primarily attributed to normal increases, as well as, the opening of the Operations and Training Center, two bank branches and two Lumina branches since March 2005. Professional and examination fees, advertising and other expenses increased $44,000, $17,000 and $79,000 respectively during the three month period end March 31, 2006, compared to the same period in the prior year. Professional and examination fees increased primarily due to an increase in accounting and auditing services. Increases in printing and office supplies, charitable contributions and postage and freight were the primary reasons for the increase in other expense.

Income Taxes

The effective tax rate for the three-month periods ended March 31, 2006 and 2005 was 34.6% and 37.6% respectively. The Company accrued a higher tax rate in 2005 due to the State of North Carolina announced treatment regarding dividends received from entities such as the real estate investment trust controlled by the Company. The Company is currently undergoing a state tax audit and believes that it has accrued for the possible effect of the state’s announced tax position. The state has announced a Settlement Initiative which would resolve issues raised by the dividends received position taken by the state. Taxpayers currently under audit and any other taxpayers which have engaged in Eligible Transactions may elect to participate in the Settlement Initiative on or before June 15, 2006 and pay all tax, interest and reduced penalties on or before December 15, 2006. The Company is currently considering whether to accept this settlement. For further information on income taxes see “Income Taxes” in Management’s Discussion and Analysis and Note 10 of “Notes to Consolidated Financial Statements” included in the Annual Report.

Subsequent Events

On April 11, 2006, the Company’s Board of Directors approved the freezing of the Bank’s defined benefit pension plan effective July 1, 2006. The plan covers certain salaried employees and, prior to the freeze, benefits were based on years of service and the employee’s compensation during the high 5 years preceding retirement. There are approximately 128 active salaried participants. In addition to the active participants, there are approximately 12 participants receiving benefits and approximately 35 terminated vested participants.

Effective with the freeze, each active participant’s pension benefit will be determined based on the participant’s compensation and period of employment as of July 1, 2006 and compensation and employment after June 30, 2006 will not be taken into account.

In conjunction with the freeze, the Company’s Board of Directors approved increasing the Bank’s match to its Supplemental Retirement 401(K) Plan to 100% from 50% up to the first 6% of the employee contribution effective July 1, 2006.

Participants in the above plans include all executive officers and no directors.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest-earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of, and adherence to, the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and interest-bearing liabilities so as to mitigate the effect of changes in the rate environment. The Company’s market risk profile has not changed materially since December 31, 2005.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase any shares of its common stock during the first quarter.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(2)	Articles of Amendment to the Articles of Incorporation

Exhibit 3.3(1)	Bylaws, as amended

Exhibit 10.1(3)	Indenture, Dated as of August 30, 2005 between Cooperative Bankshares, Inc. and LaSalle Bank National Association, as Trustee

Exhibit 10.2(4)	Guarantee Agreement, dated as of August 30, 2005, by and between Cooperative Bankshares, Inc., as Guarantor, and LaSalle Bank National Association, as Guarantee Trustee

Exhibit 10.3(5)	Amended and Restated Declaration of Trust of Cooperative Bankshares Capital Trust I

Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32	Certificate Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Reg. No. 33- 79206) and any amendments thereto filed with the SEC.
(2)	Incorporated by reference to the Registrant’s Proxy Statement filed with the SEC on March 31, 2005
(3)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 31, 2005.
(4)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 31, 2005
(5)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on August 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2006	Cooperative Bankshares, Inc.

/s/ Frederick Willetts, III
Frederick Willetts, III
President/Chief Executive Officer

Dated: May 15, 2006	/s/ Todd L. Sammons
Todd L. Sammons
Senior Vice President/Chief Financial Officer