Form 10-Q
period 2006-06-30
COOPERATIVE BANKSHARES INC
filed 2006-08-14
CIK 923529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of August 3, 2006, there were 6,503,748 issued and outstanding shares of the registrant’s Common Stock.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except per share data)	June 30, 2006	December 31, 2005*
	(unaudited)
Assets
Cash and due from banks, noninterest-bearing	$16,375	$18,784
Interest-bearing deposits in other banks	3,251	5,038

Total cash and cash equivalents	19,626	23,822
Securities:
Available for sale (amortized cost of $42,272 in June 2006 and $43,133 in December 2005)	40,716	42,381
Held to maturity (estimated market value of $1,781 in June 2006 and $1,981 in December 2005)	1,879	2,029
FHLB stock	6,535	5,829
Loans held for sale	8,509	4,894

Loans	725,426	643,727
Less allowance for loan losses	7,333	6,763

Net loans	718,093	636,964

Other real estate owned	574	26
Accrued interest receivable	3,722	3,345
Premises and equipment, net	10,492	10,537
Goodwill	1,462	1,462
Other assets	16,056	14,977

Total assets	$827,664	$746,266

Liabilities and Stockholders’ Equity
Deposits	$633,430	$564,990
Short-term borrowings	27,592	21,803
Escrow deposits	755	561
Accrued interest payable	422	418
Accrued expenses and other liabilities	3,474	3,857
Long-term obligations	108,538	103,541

Total liabilities	774,211	695,170

Stockholders’ equity:
Preferred stock, $1 par value, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $1 par value, 14,000 shares authorized, 6,504 and 4,305 shares issued and outstanding	6,504	4,305
Additional paid-in capital	2,825	2,735
Accumulated other comprehensive loss	(956)	(462)
Retained earnings	45,080	44,518

Total stockholders’ equity	53,453	51,096

Total liabilities and stockholders’ equity	$827,664	$746,266

Book value per common share**	$8.22	$7.91

*	Derived from audited consolidated financial statements.
**	The per share information is computed after giving the retroactive effect of a 3-for-2 stock split in the form of a 50% stock dividend declared on May 31, 2006 and paid on June 30, 2006.

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Loans	$13,246	$8,666	$24,894	$15,919
Securities	506	532	1,020	1,068
Other	45	28	145	49
Dividends on FHLB stock	94	59	173	108

Total interest income	13,891	9,285	26,232	17,144

Interest expense:
Deposits	5,161	2,762	9,592	4,844
Short-term borrowings	232	244	667	448
Long-term obligations	1,315	674	2,245	1,188

Total interest expense	6,708	3,680	12,504	6,480

Net interest income	7,183	5,605	13,728	10,664
Provision for loan losses	775	650	1,360	975

Net interest income after provision for loan losses	6,408	4,955	12,368	9,689

Noninterest income:
Gain on sale of loans	538	717	878	1,325
Service charges and fees on loans	139	250	279	403
Deposit-related fees	510	427	984	810
Bank-owned life insurance earnings	96	79	192	158
Other income, net	66	55	123	88

Total noninterest income	1,349	1,528	2,456	2,784

Noninterest expenses:
Compensation and fringe benefits	2,877	2,583	5,871	5,105
Occupancy and equipment	930	857	1,853	1,714
Professional and examination fees	263	128	430	252
Advertising	124	128	257	244
Other	581	528	1,193	1,060

Total noninterest expenses	4,775	4,224	9,604	8,375

Income before income taxes	2,982	2,259	5,220	4,098
Income tax expense	1,174	868	1,948	1,559

Net income	$1,808	$1,391	$3,272	$2,539

Net income per share:
Basic*	$0.28	$0.22	$0.51	$0.39

Diluted*	$0.27	$0.21	$0.50	$0.39

Weighted average common shares outstanding:
Basic*	6,480	6,446	6,472	6,441

Diluted*	6,619	6,561	6,607	6,560

*	The share and per share information is computed after giving the retroactive effect of a 3-for-2 stock split in the form of a 50% stock dividend declared on May 31, 2006 and paid on June 30, 2006.

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In Thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance, December 31, 2005	$4,305	$2,735	$(462)	$44,518	$51,096
Exercise of stock options	41	312	—	—	353
Stock traded to exercise options (10,417 shares)	(10)	(263)	—	—	(273)
Tax benefit of stock option exercised	—	41	—	—	41
3-for-2 stock split in the form of a 50% stock dividend	2,168	—	—	(2,168)	—
Other comprehensive loss, net of taxes	—	—	(494)	—	(494)
Net income	—	—	—	3,272	3,272
Cash dividends ($.08 per share)	—	—	—	(542)	(542)

Balance, June 30, 2006	$6,504	$2,825	$(956)	$45,080	$53,453

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income	$3,272	$2,539
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion, amortization, and depreciation	513	494
Net gain on sale of loans	(878)	(1,325)
Provision for deferred income taxes	(342)	(374)
Loss on sale of premises and equipment	1	6
Gain on sale of other real estate owned	(25)	—
Valuation losses on other real estate owned	746	12
Provision for loan losses	1,360	975
Proceeds from sale of loans held for sale	72,696	79,990
Loan originations held for sale	(75,414)	(110,138)
Changes in assets and liabilities:
Accrued interest receivable	(377)	(514)
Earnings on bank-owned life insurance	(192)	(158)
Prepaid expenses and other assets	(234)	347
Accrued interest payable	4	117
Accrued expenses and other liabilities	(342)	244

Net cash provided (used) by operating activities	788	(27,785)

Investing activities:
Purchases of securities available for sale	(1,499)	—
Proceeds from maturity of securities available for sale	1,950	—
Repayments of mortgage-backed securities available for sale	417	826
Repayments of mortgage-backed securities held to maturity	150	316
Net purchases of FHLB stock	(706)	(816)
Loan originations, net of principal repayments	(83,828)	(80,805)
Proceeds from disposals of other real estate owned	51	15
Additions to other real estate owned	—	(6)
Purchases of premises and equipment	(477)	(1,057)
Proceeds from sale of premises and equipment	—	5

Net cash used in investing activities	(83,942)	(81,522)

Financing activities:
Net increase in deposits	68,440	97,339
Net change in short-term borrowings	5,789	6,975
Repayments on long-term obligations	(3)	(3)
Proceeds received on long-term obligations	5,000	10,000
Proceeds from issuance of common stock	80	22
Dividends paid	(542)	(430)
Net change in escrow deposits	194	244

Net cash provided by financing activities	78,958	114,147

Increase (decrease) in cash and cash equivalents	(4,196)	4,840
Cash and cash equivalents:
Beginning of period	23,822	16,393

End of period	$19,626	$21,233

(Continued)

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(in thousands)	Six Months Ended June 30,
	2006	2005
Cash paid for:
Interest	$12,500	$6,364
Income taxes	2,605	1,505

Summary of noncash investing and financing activities:
Transfer from loans to foreclosed real estate	1,320	37
Unrealized loss on securities available for sale, net of taxes	(494)	(74)
Reclassifications between long-term obligations and short-term borrowings	5,000	5,000

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies: The significant accounting policies followed by Cooperative Bankshares, Inc. (“Bankshares”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting except as disclosed in footnote 5 below. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management’s opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in Bankshares’ annual report on Form 10-K for the year ended December 31, 2005 (the “Annual Report”). The results of operations for the three and six-month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

2.	Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts of Bankshares, Cooperative Bank (the “Bank”) and its wholly owned subsidiaries, Lumina Mortgage Company, Inc. (“Lumina”) and CS&L Holdings, Inc. (“Holdings”), and Holdings’ majority owned subsidiary, CS&L Real Estate Trust, Inc. (the “REIT”). Bankshares, the Bank and the Bank’s subsidiaries are collectively referred to as the Company. All significant intercompany items have been eliminated. Bankshares wholly owns Cooperative Bankshares Capital Trust I (the “Trust”), which is not consolidated in these financial statements due to the adoption of FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” Holdings and REIT were liquidated effective June 30, 2006, with all of their assets and liabilities transferring to the Bank. This liquidation is not expected to have a material impact on the Company’s financial position or results of operations. Certain items for prior periods have been reclassified to conform to the current period presentation. These reclassifications have no effect on the net income or stockholders’ equity as previously reported.

3.	Earnings Per Share: Earnings per share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding (basic EPS) and the sum of the weighted average number of common shares outstanding and potential common stock (diluted EPS). Potential common stock consists of stock options issued and outstanding. In determining the number of shares of potential common stock, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise. The following table provides a reconciliation of income available to common stockholders and the average number of shares outstanding for the periods below after giving the retroactive effect of a 3-for-2 stock split in the form of a 50% stock dividend declared on May 31, 2006 and paid on June 30, 2006.

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income (numerator)	$1,808	$1,391	$3,272	$2,539

Shares for basic EPS (denominator)	6,480	6,446	6,472	6,441
Dilutive effect of stock options	139	115	135	119

Shares for diluted EPS (denominator)	6,619	6,561	6,607	6,560

For the periods ended June 30, 2006 and 2005, there were no options outstanding that were antidilutive since the average market price exceeded the exercise price for all outstanding options.

4.	Comprehensive Income: Comprehensive income includes net income and all other changes to the Company’s equity, with the exception of transactions with shareholders (“other comprehensive income”). The Company’s only components of other comprehensive income relate to unrealized gains and losses on available for sale securities. The following table sets forth the components of other comprehensive income and total comprehensive income for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2006	2005	2006	2005
Net income	$1,808	$1,391	$3,272	$2,539
Other comprehensive income (loss)
Unrealized gains (losses) on available for sale securities	(503)	436	(804)	(112)

Income tax benefit (expense)	194	(148)	310	37

Other comprehensive income (loss)	(309)	288	(494)	(75)

Comprehensive income	$1,499	$1,679	$2,778	$2,464

5.	Stock-Based Compensation: Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revised SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

The Company has a Stock Option Plan in effect at June 30, 2006. All options outstanding as of December 31, 2005 were fully vested and no new options were issued during the six-month period ending June 30, 2006, therefore no option related compensation cost has been charged against income for the six months ended June 30, 2006.

In 1998, the Company’s shareholders approved and adopted the 1998 Stock Option & Incentive Plan (the “Plan”) which authorized the Board of Directors to grant up to 653,000 of stock options to employees, officers and directors of the Company. Options granted under the Plan can have a term of up to ten years from the date of grant, provided however, that in the case of an employee who owns shares representing more than 10% of the outstanding common stock at the time an Incentive Stock Option (ISO) is granted, the term of such ISO shall not exceed five years. Vesting of options is determined at the time of grant and ranges from immediate to ten years. Options under this plan must be granted at a price that shall be the average of the highest and lowest selling price on such exchange date or if no sales on such date, shall be the mean between the bid and asked price. In the case of the employee who owns shares representing more than 10% of the Company’s outstanding shares of common stock at the time the ISO is granted, the exercise price shall not be less than 110% of the market value of the optioned shares at the time the ISO is granted. The exercise price of all options granted to date range from $4.82 to $13.77.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted for the six months ended June 30, 2006 and June 30, 2005.

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

A summary of option activity under the stock option plans as of June 30, 2006 and changes during the six month period ended June 30, 2006 is presented below after giving the retroactive effect of a 3-for-2 stock split in the form of a 50% stock dividend declared on May 31, 2006 and paid on June 30, 2006.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	409,413	$8.41	6.33
Exercised	61,488	5.73	3.56
Authorized	—	—	—
Forfeited	—	—	—
Granted	—	—	—

Outstanding at June 30, 2006	347,925	$8.88	6.25	$2,766,004

Exerciseable at June 30, 2006	347,925	$8.88	6.25	$2,766,004

For the three months ended June 30, 2006 and 2005, the intrinsic value of options exercised was approximately $570,000 and $158,000 respectively. For the six months ended June 30, 2006 and 2005, the intrinsic value of options exercised was approximately $671,000 and $158,000 respectively.

Had compensation costs for the Company’s stock option plan been determined using the fair value method, the Company’s pro forma net income would not have changed since there were no options granted or vesting for the six months ended June 30, 2005.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This document, as well as other written communications made from time to time by Cooperative Bankshares, Inc. and subsidiaries and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections, such as earnings projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements may be identified by the use of such words as “intend,” “believe,” “expect,” “should,” “planned,” “estimated” and “potential.” For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA. The Company’s ability to predict future results is inherently uncertain and the Company cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. These factors include among others; changes in market interest rates and general and regional economic conditions, changes in government regulations, changes in accounting principles and the quality or composition of the loan and investment portfolios. Additional factors that may affect our results are discussed in the Company’s Annual Report on Form 10-K, which is available at the Securities and Exchange Commission’s website (www.sec.gov), and in this Quarterly Report on Form 10-Q under “Item 1A. Risk Factors.” Stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date of those documents. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. Except to the extent required by applicable law or regulation, the Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

General

Cooperative Bankshares, Inc. (“Bankshares”) is a registered bank holding company incorporated in North Carolina in 1994. Bankshares is the parent company of Cooperative Bank (the “Bank”), a North Carolina chartered commercial bank. Cooperative Bank, headquartered in Wilmington, North Carolina, was chartered in 1898. The Bank provides financial services through 21 offices in Eastern North Carolina. One of the Bank’s subsidiaries, Lumina Mortgage Company, Inc. (“Lumina”) is a mortgage banking firm originating and selling residential mortgage loans through three offices in North Carolina, and an office in North Myrtle Beach, South Carolina. Lumina closed its Virginia Beach, Virginia office on April 28, 2006. The Bank’s other subsidiary, CS&L Holdings, Inc. (“Holdings”) is a holding company incorporated in Virginia for CS&L Real Estate Trust, Inc. (the “REIT”), which is a real estate investment trust. Due to the State of North Carolina’s announced treatment regarding dividends received from entities such as the REIT, management has started the process of accepting the state’s Settlement Initiative discussed under “Income Taxes” below. Holdings and REIT were liquidated effective June 30, 2006, with all of their assets and liabilities transferring to the Bank. This liquidation is not expected to have a material impact on the Company’s financial position or results of operations. Bankshares, the Bank and the Bank’s subsidiaries are collectively referred to as the Company.

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

The Bank has received approval from the North Carolina Banking Commission and the FDIC and has signed a lease to open a branch in Leland, NC, a suburb of Wilmington.

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

Management Strategy

The Bank’s lending activities have traditionally concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. In recent years the Bank has emphasized the origination of nonresidential real estate loans and secured and unsecured consumer and business loans. Management recognizes that the shift in the composition of the Bank’s loan portfolio will tend to increase its exposure to credit losses. The Bank continues to evaluate its allowance for loan losses and the associated provision to compensate for the increased risk. As of June 30, 2006, approximately $513.5 million, or 70.6%, of the Bank’s loan portfolio, which excludes loans held for sale, consisted of loans secured by residential properties. This compared to approximately $452.5 million, or 70.1% at December 31, 2005. The Bank originates adjustable rate and fixed rate loans. As of June 30, 2006, adjustable rate and fixed rate loans totaled approximately 67.5% and 32.5%, respectively, of the Bank’s total loan portfolio.

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

Effective with the freeze, each active participant’s pension benefit will be determined based on the participant’s compensation and period of employment as of July 1, 2006 and compensation and employment after June 30, 2006 will not be considered.

In conjunction with the freeze, the Company’s Board of Directors approved increasing the Bank’s match to its Supplemental Retirement 401(K) Plan to 100% from 50% up to the first 6% of the employee contribution effective July 1, 2006.

Participants in the above plans include all executive officers and no directors.

Interest Rate Sensitivity Analysis

Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be analyzed using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. Gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At June 30, 2006, the Company had a one-year positive gap position of 1.2% compared to a positive gap position of 6.8% at December 31, 2005. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, a part of the Company’s adjustable-rate mortgage loans have been indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings and money market deposit accounts. Experience has shown that the Company experiences relatively modest repricing on these types of transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

When Lumina gives a rate lock commitment to a customer, there is a concurrent “lock in” for the loan with a secondary market investor under a best efforts delivery mechanism. Therefore, interest rate risk is mitigated because any commitment to fund a loan available for sale is concurrently hedged by a commitment from an investor to purchase the loan under the same terms. Loans originated by Lumina are usually sold within 60 days after closing.

Liquidity

The Company’s goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, deposits, income from operations and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta (“FHLB”) in an amount of up to 25% of the Bank’s total assets. At June 30, 2006, the Bank’s borrowed funds from the FHLB equaled 13.5% of its total assets. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition. The Bank also made use of $24.8 million in brokered deposits obtained during the quarter ended June 30, 2006.

At June 30, 2006, the estimated market value of liquid assets (cash, cash equivalents, marketable securities and loans held for sale) was approximately $70.6 million, which represents 9.2% of deposits and borrowed funds compared to $73.1 million or 10.6% of deposits and borrowed funds at December 31, 2005. The decrease in liquid assets was primarily due to a decrease in cash and cash equivalents due to the deployment of cash to higher yielding loans.

The Company’s primary uses of liquidity are to fund loans and to make investments. Management considers current liquidity levels adequate to meet the Company’s cash flow requirements. However, if the loan portfolio continues to increase as it has recently, additional funding sources, such as an increased use of brokered deposits, additional borrowings or loan sales may need to be considered.

Off-Balance Sheet Arrangements and Contractual Commitments

At June 30, 2006, outstanding off-balance sheet commitments to extend credit totaled $88.8 million, and the undisbursed portion of construction loans was $105.8 million. The Bank continued to be obligated to make future payments under contracts, such as debt and lease agreements, the amounts of which were consistent with the amounts at December 31, 2005 other than the increase in borrowed funds of $10.8 million and the increase in deposits of $68.4 million at June 30, 2006. In addition, the Bank entered into a ground lease in Leland that will require lease payments for the next 20 years that will total $1.3 million. For further information see “Financial Condition at June 30, 2006 compared to December 31, 2005.”

Capital

Stockholders’ equity at June 30, 2006, was $53.5 million, up 4.6% from $51.1 million at December 31, 2005. The increase in shareholders’ equity is primarily attributable to higher retained earnings partially offset by dividends paid of $542,000. Stockholders’ equity at June 30, 2006, includes an unrealized loss net of tax of $956,000, compared to an unrealized loss net of tax of $462,000 at December 31, 2005 on securities available for sale marked to estimated fair market value.

Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets of 3% if a particular institution has the highest examination rating and 4% for all others. At June 30, 2006, the Bank’s ratio of Tier I capital was 8.50%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus specified supplementary (Tier 2) capital elements including the allowance for loan and lease losses up to 1.25% of risk-weighted assets. At June 30, 2006, the Bank had a ratio of qualifying total capital to risk-weighted assets of 10.80%.

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

On May 31, 2006, the Company’s Board of Directors approved a quarterly cash dividend of $.05 per share, to be paid on July 17, 2006 to stockholders of record as of July 3, 2006. This dividend is a 50% increase from the $0.033 per share dividend paid for the prior quarter ended March 31, 2006, when adjusted to reflect the increased shares outstanding as a result of the effect of a 3-for-2 stock split in the form of a 50% stock dividend declared on May 31, 2006 and paid on June 30, 2006. Any future payment of dividends is dependent on the financial condition and capital needs of the Company, requirements of regulatory agencies and economic conditions in the marketplace.

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

FINANCIAL CONDITION AT JUNE 30, 2006 COMPARED TO DECEMBER 31, 2005

The Company’s total assets increased 10.9% to $827.7 million at June 30, 2006, compared to $746.3 million at December 31, 2005. Asset growth was primarily attributable to an increase of $81.7 million (12.7%) in loans and $3.6 million (73.9%) in loans held for sale. Loan growth was funded primarily by increases in deposits of $68.4 million (12.1%), short-term borrowings of $5.8 million (26.6%) and long-term obligations of $5.0 million (4.8%), as well as through the use of cash and cash equivalents. As a result, cash and cash equivalents decreased $4.2 million (17.6%). The increase in loans and deposits was primarily the result of continued loan and deposit growth in its expanded and improved branch network and the Bank being located in markets experiencing strong economic growth. The increase in deposits was mainly in the thirteen month certificate due to the Bank offering a competitive promotional rate on a reasonably short term deposit in an effort to foster deposit growth. In addition, the Bank increased broker deposits by $34.9 million. The majority of the loan growth occurred in construction and land development loans which grew $44.9 million (34.9%) to $173.9 million from December 31, 2005, commercial real estate loans which grew $17.0 million (11.4%) to $165.7 million from $148.7 million at December 31, 2005, and one-to-four family residential loans which grew $19.6 million (6.6%) from December 31, 2005, in each case due primarily to the economic expansion in the Bank’s market area and the Bank’s increased emphasis on commercial lending. Investment securities, both available for sale and held to maturity portfolios, decreased $1.8 million from $44.4 million to $42.6 million, or 4.1%, as proceeds from the repayment of securities were used to fund loans. FHLB stock increased $706,000, or 12.1%, to $6.5 million due to a requirement by the FHLB.

At June 30, 2006, the Bank’s allowance for loan losses was $7.3 million, or 1.00% of total loans compared to $6.8 million, or 1.04% of total loans at December 31, 2005. For information regarding the allowance of loan losses, see “Comparison of Operating Results—Provision and Reserve for Loan Losses.”

Other assets increased $1.1 million, or 7.2%, to $16.1 million primarily due to an increase in deferred tax assets. Loans held for sale are funded by and collateralize a short-term borrowing at another financial institution, which increased $3.8 million since December 31, 2005.

Borrowed funds, which are collateralized through an agreement with the FHLB for advances, increased $7.0 million, or 6.7%, since December 31, 2005, in order to fund loan growth. These advances are secured by the Bank’s investment in FHLB stock and qualifying first mortgage loans. Long-term obligations increased to $108.5 million from $103.5 million to assist in funding the loan growth.

The Company’s nonperforming assets (loans 90 days or more delinquent and foreclosed real estate) were $2.9 million, or 0.35% of assets, at June 30, 2006, compared to $58,000, or 0.01% of assets, at December 31, 2005. Foreclosed real estate increased to $574,000 at June 30, 2006, from $26,000 at December 31, 2005 and is made up of one ocean front lot. The majority of the remaining increase in nonperforming assets was primarily the result of one loan secured by a one-to-four family beach residential property for $2.0 million, which was paid off on July 17, 2006. The Company assumes an aggressive position in collecting delinquent loans and disposing of foreclosed assets to minimize balances of nonperforming assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. For further information see “Comparison of Operating Results – Provision and Reserve for Loan Losses.”

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

Net Income

Net income for the three and six-month period ended June 30, 2006 increased 30.0% to $1.8 million, and 28.9% to $3.3 million respectively as compared to the same periods last year. The increase in net income for the three and six-month periods ended June 30, 2006 is primarily attributable to an increase in net interest income of $1.6 million and $3.1 million respectively, partially offset by a decrease of $179,000 and $328,000 respectively in noninterest income, and increases of $125,000 and $385,000 respectively in the provision for loan losses, $551,000 and $1.2 million respectively in noninterest expense and $306,000 and $389,000, respectively, in income tax expense. For further information see the caption “Net Interest Income.”

Interest Income

For the three-month period ended June 30, 2006, interest income increased 49.6% to $13.9 million compared to $9.3 million for the prior year period. The increase in interest income is primarily a result of the average balance of interest-earning assets increasing $165.0 million, or 27.2%, and the average yield increasing 108 basis points to 7.19% for the June 2006 quarter compared to 6.11% for the same period a year ago. The increase in average interest earning assets is primarily the result of a $166.4 million, or 30.1%, increase in the average balance of loans compared to the three-months ended June 30, 2006. Interest income increased 53.0% to $26.2 million for the six-month period ended June 30, 2006, as compared to the same period a year ago. The increase in interest income can be attributed to the average balance of interest-earning assets increasing 30.9% and the yield on average interest-earning assets increasing to 7.00% as compared to 5.99% for the same period a year ago. The increase in average interest earning assets is primarily the result of a $175.7 million, or 34.0%, increase in the average balance of loans compared to the six-month period ended June 30, 2005. As discussed above, loan growth during these periods is primarily a result of the Bank’s expanded and improved branch network and the Bank being located in markets experiencing strong economic growth. The increase in the average yields is primarily due to the rising interest rate environment.

Interest Expense

Interest expense increased $3.0 million, or 82.3%, to $6.7 million for the three-month period ended June 30, 2006, compared to $3.7 million for the same period a year ago. This increase was caused by the combined effect of a 27.7% increase in the average balance of total interest-bearing liabilities and the average cost of interest-bearing liabilities increasing to 3.86% from 2.71% compared to the same period a year ago, which was primarily due to the rising interest rate environment and, to a lesser extent, the Bank’s offering of promotional rates on certificates of deposit and the Bank’s increased use of brokered deposits. The increase in interest-bearing liabilities is primarily the result of a $113.6 million, or 25.7%, increase in the average balance of deposits and, to a lesser extent, a $37.1 million, or 36.6% increase in the average balance of borrowed funds.

In the six-month period ended June 30, 2006, interest expense increased 93.0% to $12.5 million as compared to the same period a year ago. The average balance of interest-bearing liabilities increased 32.0% as compared to the same period a year ago. The cost of interest-bearing liabilities increased to 3.70% as compared to 2.53% for the same period last year. The increase in interest-bearing liabilities is primarily the result of a $125.6 million, or 30.1%, increase in the average balance of deposits and, to a lesser extent, a $38.2 million, or 40.5%, increase in the average balance of borrowed funds. The increase in the average balance of deposits for the three and six month periods is primarily attributable to the Bank’s expanded and improved branch network and the Bank being located in markets experiencing strong economic growth. The Bank also increased its use of brokered deposits by $24.8 million and $34.9 million during the three month-period and six month periods, respectively.

Net Interest Income

Net interest income for the three and six-month periods ended June 30, 2006 increased 28.2% and 28.7% respectively to $7.2 million and $13.7 million respectively compared to the same period a year ago. The increases were due to smaller rises in interest-bearing liabilities versus the rise in interest-earning assets partially offset by a reduction in interest rate spread of 7 and 16 basis points respectively. See “Interest Income,” “Interest Expense” and “Average Yield/Cost Analysis” table for further information on interest income and interest expense.

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

	For the three months ended
	JUNE 30, 2006			JUNE 30, 2005
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Interest-bearing deposits in other banks	$3,061	$45	5.88%	$3,884	$28	2.88%
Securities:
Available for sale	42,539	484	4.55%	43,881	503	4.59%
Held to maturity	1,926	22	4.57%	2,489	29	4.66%
FHLB stock	6,727	94	5.59%	5,322	59	4.43%
Loan portfolio	718,319	13,246	7.38%	551,963	8,666	6.28%

Total interest-earning assets	772,572	13,891	7.19%	607,539	9,285	6.11%

Non-interest earning assets	31,030			29,109

Total assets	$803,602			$636,648

Interest-bearing liabilities:
Deposits	555,827	5,161	3.71%	442,273	2,762	2.50%
Borrowed funds	138,634	1,547	4.46%	101,498	918	3.62%

Total interest-bearing liabilities	694,461	$6,708	3.86%	543,771	$3,680	2.71%

Non-interest bearing liabilities	55,638			44,460

Total liabilities	750,099			588,231
Stockholders’ equity	53,503			48,417

Total liabilities and stockholders’ equity	$803,602			$636,648

Net interest income		$7,183			$5,605

Interest rate spread			3.33%			3.40%

Net yield on interest-earning assets			3.72%			3.69%

Percentage of average interest-earning assets to average interest-bearing liabilities			111.2%			111.7%

	For the six months ended
	JUNE 30, 2006			JUNE 30, 2005
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Interest-bearing deposits in other banks	$5,557	$145	5.22%	$3,746	$49	2.62%
Securities:
Available for sale	42,667	975	4.57%	44,082	1,008	4.57%
Held to maturity	1,964	44	4.48%	2,556	60	4.69%
FHLB stock	6,285	174	5.54%	4,997	108	4.32%
Loan portfolio	693,081	24,894	7.18%	517,399	15,919	6.15%

Total interest-earning assets	749,554	26,232	7.00%	572,780	17,144	5.99%

Non-interest earning assets	30,538			27,191

Total assets	$780,092			$599,971

Interest-bearing liabilities:
Deposits	542,864	9,592	3.53%	417,255	4,844	2.32%
Borrowed funds	132,453	2,912	4.40%	94,296	1,636	3.47%

Total interest-bearing liabilities	675,317	$12,504	3.70%	511,551	$6,480	2.53%

Non-interest bearing liabilities	52,976			41,360

Total liabilities	728,293			552,911
Stockholders’ equity	51,799			47,060

Total liabilities and stockholders’ equity	$780,092			$599,971

Net interest income		$13,728			$10,664

Interest rate spread			3.30%			3.46%

Net yield on interest-earning assets			3.66%			3.72%

Percentage of average interest-earning assets to average interest-bearing liabilities			111.0%			112.0%

Provision and Reserve for Loan Losses

During the six-month period ended June 30, 2006 the Bank had net charge-offs against the allowance for loan losses of $790,000 compared to $41,000 for the same period in 2005. This increase was primarily the result of one charge-off in the amount of $750,000 caused by an impairment to collateral due to hurricane damage. The Bank added $1.4 million to the allowance for loan losses for the current six-month period compared to $975,000 for the same period last year, increasing the balance to $7.3 million at June 30, 2006. The increase in the provision for loan losses was caused by the increases in size of the loan portfolio and nonperforming assets and the Bank’s increased emphasis on commercial loans. The Company’s nonperforming assets (loans 90 days or more delinquent and foreclosed real estate) were $2.9 million, or 0.35% of assets, at June 30, 2006, compared to $58,000, or 0.01% of assets, at December 31, 2005. Foreclosed real estate increased to $574,000 at June 30, 2006, from $26,000 at December 31, 2005 and is made up of one ocean front lot. The majority of the remaining increase in nonperforming assets was primarily the result of one loan secured by a one-to-four family beach residential property for $2.0 million, which was paid off on July 17, 2006. This brings the ratio of allowance for loan losses to total loans to 1.00% at June 30, 2006 compared to 1.04% at December 31, 2005. This percentage decreased because of the increase in total loans and the result of the one large charge-off because $660,000, of the $790,000 amount charged off, had already been provided for within the allowance for loan losses. Management considers the current level of the allowance to be appropriate based on loan composition, the current level of delinquencies and other nonperforming assets, overall economic conditions and other factors. However, future increases to the allowance may be necessary due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

Noninterest Income

Noninterest income decreased by 11.8% to $2.5 million for the six-month period ended June 30, 2006, compared to $2.8 million for the same period a year ago. The change in noninterest income can be attributed to gain on sale of loans and service charges and fees on loans decreasing $447,000 and $124,000 respectively during the 2006 period compared to the 2005 period. These changes were primarily caused by a decrease in mortgage banking activities. Deposit-related fees increased $174,000, or 21.5%, during this period primarily due to increased income associated with non-sufficient funds and ATM fees, as well as the increase in new deposit accounts. Earnings on Bank-owned life insurance increased $34,000 primarily due to the increase in interest rates on the underlying policies. Other income increased $35,000 primarily due to the commissions received through UVEST Investment Services.

In the three-month period ended June 30, 2006, noninterest income decreased 11.7% to $1.3 million as compared to the same period last year. This decrease was due to the gain on sale of loans and service charges and fees on loans decreasing $179,000 and $111,000 respectively. Deposit-related fees, Bank-owned life insurance earnings and other income increased $83,000, $17,000 and $11,000 respectively for the three-month period ended June 30, 2006 as compared to the same period a year ago. The reasons for the changes in the three-month period are the same as stated above for the six-month period.

Noninterest Expense

For the six-month period ended June 30, 2006, noninterest expense increased 14.7% compared to the same period last year. Compensation and fringe benefits and occupancy and equipment increased $766,000 and $139,000 respectively during the 2006 period compared to the 2005 period. Compensation and related costs increased due to increases in costs of benefits, staffing levels, incentive pay and normal increases in salaries. The cost of the pension plan increased $160,000 primarily as a result of lower than projected yields on plan assets in prior years. Effective July 1, 2006, the Bank’s defined benefit pension plan was frozen as described earlier under “Management Strategy.” The occupancy and equipment increase can be primarily attributed to normal increases, as well as the opening of the Operations and Training Center, two bank branches and two Lumina branches since March 2005. Professional and examination fees, advertising and other expenses increased $178,000, $13,000 and $133,000 respectively during the six month period ended June 30, 2006, compared to the same period in the prior year. Professional and examination fees increased primarily due to an increase in accounting and auditing services part of which was due to the requirements mandated by the Sarbanes-Oxley Act. In addition, there were additional expenses incurred due to the dissolution of Holdings and the REIT. Increases in printing and office supplies, charitable contributions, franchise and sales tax and postage and freight were the primary reasons for the increase in other expense.

In the three-month period ended June 30, 2006, noninterest expense increased 13.0% as compared to the same period last year. Compensation and fringe benefits and occupancy and equipment increased $294,000 and $73,000 respectively. Professional and examination fees and other expenses increased $135,000 and $53,000 respectively during the three-month period ended June 30, 2006, compared to the same period in the prior year. The reasons for these increases in the three-month period are the same as stated above for the six-month period.

Income Taxes

The effective tax rate for the six-month periods ended June 30, 2006 and 2005 was 37.3% and 38.0% respectively. The effective tax rate for the three-month periods ended June 30, 2006 and 2005 was 39.4% and 38.4%. The Company began accruing at a higher tax rate in 2005 due to the State of North Carolina announced treatment regarding dividends received from entities such as the real estate investment trust controlled by the Company. The Company is currently undergoing a state tax audit and believes that it has accrued for the possible effect of the state’s announced tax position. The state has announced a Settlement Initiative which would resolve issues raised by the dividends received position taken by the state. Taxpayers currently under audit and any other taxpayers which have engaged in Eligible Transactions may elect to participate in the Settlement Initiative on or before June 15, 2006 and pay all tax, interest and reduced penalties on or before December 15, 2006. The Company has filed an application to participate in this settlement. For further information on income taxes see “Income Taxes” in Management’s Discussion and Analysis and Note 10 of “Notes to Consolidated Financial Statements” included in the Annual Report.

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

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase any shares of its common stock during the second quarter.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

(1)	Annual Meeting of Stockholders, April 28, 2006

(a)	Election of Directors

	FOR		AGAINST		WITHHELD
	Number of Votes	% of Votes	Number of Votes	% of Votes	Number of Votes	% of Votes
Frederick Willetts, III	3,477,360	90.015%	—	—	385,710	9.985%
F. Peter Fensel, Jr.	3,466,996	89.747%	—	—	396,074	10.253%

The following directors are serving terms of office that continue through 2007 and 2008, as noted:

Paul G. Burton	2008
H. Thompson King, III	2008
R. Allen Rippy	2008
James D. Hundley, M.D.	2007
O. Richard Wright, Jr.	2007
Russell M. Carter	2007

(b)	Ratification of the selection of Dixon Hughes PLLC as independent registered accounting firm for fiscal year 2006

	FOR		AGAINST		WITHHELD
	Number of Votes	% of Votes	Number of Votes	% of Votes	Number of Votes	% of Votes
The ratification of Dixon Hughes accounting firm for fiscal year 2006	3,858,174	99.873%	4,003.104%		894.023%

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(2)	Articles of Amendment to the Articles of Incorporation

Exhibit 3.3(1)	Bylaws, as amended

Exhibit 10.1(3)	Indenture, Dated as of August 30, 2005 between Cooperative Bankshares, Inc. and LaSalle Bank National Association, as Trustee

Exhibit 10.2(4)	Guarantee Agreement, dated as of August 30, 2005, by and between Cooperative Bankshares, Inc., as Guarantor, and LaSalle Bank National Association, as Guarantee Trustee

Exhibit 10.3(5)	Amended and Restated Declaration of Trust of Cooperative Bankshares Capital Trust I

Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32	Certificate Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Reg. No. 33- 79206) and any amendments thereto filed with the SEC.
(2)	Incorporated by reference to the Registrant’s Proxy Statement filed with the SEC on March 31, 2005
(3)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 31, 2005.
(4)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 31, 2005
(5)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on August 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2006	Cooperative Bankshares, Inc.

/s/ Frederick Willetts, III
Frederick Willetts, III
President/Chief Executive Officer

Dated: August 14, 2006	/s/ Todd L. Sammons
Todd L. Sammons
Senior Vice President/Chief Financial Officer