Form 10-Q
period 2006-09-30
COOPERATIVE BANKSHARES INC
filed 2006-11-13
CIK 923529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 6, 2006, there were 6,513,123 issued and outstanding shares of the registrant’s Common Stock.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except per share data)	September 30, 2006	December 31, 2005*
	(unaudited)
Assets
Cash and due from banks, noninterest-bearing	$14,770	$18,784
Interest-bearing deposits in other banks	8,037	5,038

Total cash and cash equivalents	22,807	23,822
Securities:
Available for sale (amortized cost of $42,015 in September 2006 and $43,133 in December 2005)	41,250	42,381
Held to maturity (estimated market value of $1,748 in September 2006 and $1,981 in December 2005)	1,806	2,029
FHLB stock	6,625	5,829
Loans held for sale	4,979	4,894

Loans	739,292	643,727
Less allowance for loan losses	7,795	6,763

Net loans	731,497	636,964

Other real estate owned	574	26
Accrued interest receivable	4,230	3,345
Premises and equipment, net	10,403	10,537
Goodwill	1,462	1,462
Other assets	17,353	14,977

Total assets	$842,986	$746,266

Liabilities and Stockholders’ Equity
Deposits	$648,467	$564,990
Short-term borrowings	31,007	21,803
Escrow deposits	749	561
Accrued interest payable	489	418
Accrued expenses and other liabilities	2,760	3,857
Long-term obligations	103,537	103,541

Total liabilities	787,009	695,170

Stockholders’ equity:
Preferred stock, $1 par value, 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $1 par value, 14,000 shares authorized, 6,511 and 4,305 shares issued and outstanding	6,511	4,305
Additional paid-in capital	2,894	2,735
Accumulated other comprehensive loss	(470)	(462)
Retained earnings	47,042	44,518

Total stockholders’ equity	55,977	51,096

Total liabilities and stockholders’ equity	$842,986	$746,266

Book value per common share**	$8.60	$7.91

*	Derived from audited consolidated financial statements.
**	The per share information is computed after giving retroactive effect to the 3-for-2 stock split in the form of a 50% stock dividend declared on May 31, 2006 and paid on June 30, 2006.

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2006	2005	2006	2005
Interest income:
Loans	$14,235	$9,907	$39,130	$25,827
Securities	503	525	1,522	1,592
Other	72	27	217	76
Dividends on FHLB stock	93	46	266	155

Total interest income	14,903	10,505	41,135	27,650

Interest expense:
Deposits	6,045	3,306	15,638	8,150
Short-term borrowings	295	267	961	717
Long-term obligations	1,241	891	3,486	2,078

Total interest expense	7,581	4,464	20,085	10,945

Net interest income	7,322	6,041	21,050	16,705
Provision for loan losses	525	575	1,885	1,550

Net interest income after provision for loan losses	6,797	5,466	19,165	15,155

Noninterest income:
Gain on sale of loans	453	571	1,331	1,895
Service charges and fees on loans	136	248	415	652
Deposit-related fees	536	495	1,521	1,305
Bank-owned life insurance earnings	91	95	283	253
Other income, net	54	49	177	137

Total noninterest income	1,270	1,458	3,727	4,242

Noninterest expenses:
Compensation and fringe benefits	2,914	2,656	8,785	7,762
Occupancy and equipment	969	911	2,821	2,626
Professional and examination fees	163	119	593	371
Advertising	149	160	407	404
Other	408	518	1,602	1,576

Total noninterest expenses	4,603	4,364	14,208	12,739

Income before income taxes	3,464	2,560	8,684	6,658
Income tax expense	1,176	1,054	3,124	2,614

Net income	$2,288	$1,506	$5,560	$4,044

Net income per common share:
Basic*	$0.35	$0.23	$0.86	$0.63

Diluted*	$0.34	$0.23	$0.84	$0.62

Weighted average common shares outstanding:
Basic*	6,506	6,453	6,484	6,445

Diluted*	6,638	6,569	6,619	6,563

*	The share and per share information is computed after giving retroactive effect to the 3-for-2 stock split in the form of a 50% stock dividend declared on May 31, 2006 and paid on June 30, 2006.

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share data)	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance, December 31, 2005	$4,305	$2,735	$(462)	$44,518	$51,096
Exercise of stock options	48	348	—	—	396
Stock traded to exercise options (10,417 shares)	(10)	(263)	—	—	(273)
Tax benefit of stock option exercised	—	74	—	—	74
3-for-2 stock split in the form of a 50% stock dividend	2,168	—	—	(2,168)	—
Other comprehensive loss, net of taxes	—	—	(8)	—	(8)
Net income	—	—	—	5,560	5,560
Cash dividends ($.13 per share)	—	—	—	(868)	(868)

Balance, September 30, 2006	$6,511	$2,894	$(470)	$47,042	$55,977

The accompanying notes are an integral part of the consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Nine Months Ended September 30
	2006	2005
Operating activities:
Net income	$5,560	$4,044
Adjustments to reconcile net income to net cash used in operating activities:
Net accretion, amortization, and depreciation	764	741
Gain on sale of loans	(1,331)	(1,895)
Deferred income taxes	(536)	(467)
Loss on sale of premises and equipment	1	8
Gain on sale of other real estate owned	(25)	—
Valuation losses on other real estate owned	746	13
Provision for loan losses	1,885	1,550
Proceeds from sale of loans	108,027	120,055
Loan originations held for sale	(106,746)	(118,162)
Earnings on bank-owned life insurance	(283)	(253)
Changes in assets and liabilities:
Accrued interest receivable	(885)	(832)
Other assets	(1,552)	283
Accrued interest payable	71	254
Accrued expenses and other liabilities	(1,207)	1,194

Net cash provided in operating activities	4,489	6,533

Investing activities:
Purchases of securities available for sale	(1,499)	—
Proceeds from maturity of securities available for sale	1,950	—
Repayments of mortgage-backed securities available for sale	679	1,309
Repayments of mortgage-backed securities held to maturity	223	485
Net purchases of FHLB stock	(796)	(906)
Loan originations, net of principal repayments	(97,773)	(162,190)
Proceeds from sales of other real estate owned	51	15
Additions to other real estate owned	—	(7)
Purchases of premises and equipment	(648)	(2,094)
Investment in unconsolidated Trust	—	(464)
Proceeds from sale of premises and equipment	5	5

Net cash used in investing activities	(97,808)	(163,847)

Financing activities:
Net increase in deposits	83,477	127,251
Net change in short-term borrowings	4,204	(11,923)
Net change in long-term obligations	4,996	45,460
Proceeds from issuance of common stock, net	123	32
Dividends	(758)	(631)
Net change in escrow deposits	188	203
Tax benefit of stock options exercised	74	18

Net cash provided by financing activities	92,304	160,410

Increase (decrease) in cash and cash equivalents	(1,015)	3,096
Cash and cash equivalents:
Beginning of period	23,822	16,393

End of period	$22,807	$19,489

(Continued)

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Nine Months Ended September 30,
(In thousands)	2006	2005
Cash paid for:
Interest	$20,014	$10,691
Income taxes	4,726	2,595

Summary of noncash investing and financing activities:
Transfer from loans to other real estate owned	1,320	47
Unrealized loss on securities available for sale, net of taxes	(8)	(429)
Net reclassifications between long-term obligations and short-term borrowings	5,000	5,000

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies: The significant accounting policies followed by Cooperative Bankshares, Inc. (“Bankshares”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting, except as disclosed in footnote 5 below. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management’s opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in Bankshares’ annual report on Form 10-K for the year ended December 31, 2005 (the “Annual Report”). The results of operations for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

2.	Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts of Bankshares, Cooperative Bank (the “Bank”) and its wholly owned subsidiaries, Lumina Mortgage Company, Inc. (“Lumina”) and CS&L Holdings, Inc. (“Holdings”), and Holdings’ majority owned subsidiary, CS&L Real Estate Trust, Inc. (the “REIT”). Bankshares, the Bank and the Bank’s subsidiaries are collectively referred to as the Company. All significant intercompany items have been eliminated. Bankshares wholly owns Cooperative Bankshares Capital Trust I (the “Trust”), which is not consolidated in these financial statements due to the adoption of FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” Holdings and REIT were liquidated effective June 30, 2006, with all of their assets and liabilities transferring to the Bank. This liquidation is not expected to have a material impact on the Company’s financial position or results of operations. Certain items for prior periods have been reclassified to conform to the current period presentation. These reclassifications have no effect on the net income or stockholders’ equity as previously reported.

3.	Earnings Per Share: Basic earnings per share (“basic EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share (“diluted EPS”) is calculated by dividing net income by the sum of the weighted average number of common shares outstanding and potential common stock. Potential common stock consists of additional common stock that would have been outstanding as a result of the exercise of dilutive stock options. In determining the number of shares of potential common stock, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise. The following table provides a reconciliation of income available to common stockholders and the average number of shares outstanding for the periods below after giving the retroactive effect of a 3-for-2 stock split in the form of a 50% stock dividend declared on May 31, 2006 and paid on June 30, 2006.

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income (numerator)	$2,288	$1,506	$5,560	$4,044
Shares for basic EPS (denominator)	6,506	6,453	6,484	6,445
Dilutive effect of stock options	132	116	135	118

Shares for diluted EPS (denominator)	6,638	6,569	6,619	6,563

For the periods ended September 30, 2006 and 2005, there were no options outstanding that were antidilutive since the average market price exceeded the exercise price for all outstanding options.

4.	Comprehensive Income: Comprehensive income includes net income and all other changes to the Company’s equity, with the exception of transactions with shareholders (“other comprehensive income”). The Company’s only components of other comprehensive income relate to unrealized gains and losses on available for sale securities. The following table sets forth the components of other comprehensive income and total comprehensive income for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005
Net income	$2,288	$1,506	$5,560	$4,044
Other comprehensive income (loss)
Unrealized gains (losses) on available for sale securities	791	(538)	(13)	(650)
Income tax benefit (expense)	(305)	183	5	221

Other comprehensive income (loss)	486	(355)	(8)	(429)

Comprehensive income	$2,774	$1,151	$5,552	$3,615

5.	Stock-Based Compensation: Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revised SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

The Company has a Stock Option Plan in effect at September 30, 2006. All options outstanding as of December 31, 2005 were fully vested and no new options were issued during the nine-month period ending September 30, 2006, therefore no option related compensation cost has been charged against income for the nine months ended September 30, 2006.

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

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted for the nine months ended September 30, 2006 and September 30, 2005.

The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company’s stock price based upon the previous 10 years trading history. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options.

A summary of option activity under the stock option plan as of September 30, 2006 and changes during the nine month period ended September 30, 2006 is presented below after giving the retroactive effect of a 3-for-2 stock split in the form of a 50% stock dividend declared on May 31, 2006 and paid on June 30, 2006.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	409,413	$8.41	6.33
Exercised	68,613	5.78	3.44
Authorized	—	—	—
Forfeited	—	—	—
Granted	—	—	—

Outstanding at September 30, 2006	340,800	$8.94	6.08	$3,148,992

Exerciseable at September 30, 2006	340,800	$8.94	6.08	$3,148,992

For the three months ended September 30, 2006 and 2005, the intrinsic value of options exercised was approximately $93,000 and $30,000 respectively. For the nine months ended September 30, 2006 and 2005, the intrinsic value of options exercised was approximately $764,000 and $188,000 respectively.

Had compensation costs for the Company’s stock option plan been determined using the fair value method, the Company’s pro forma net income would not have changed since there were no options granted or vesting for the nine months ended September 30, 2005.

6.	Recent Accounting Pronouncements: SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of SFAS No. 133 and 140” provides entities relief from the requirement to separately determine the fair value of an embedded derivative that would otherwise be bifurcated from the host contract under SFAS 133. This statement allows an irrevocable election on an instrument-by-instrument basis to measure such a hybrid financial instrument at fair value. This statement is effective for all financial instruments acquired or issued after the beginning of the fiscal years beginning after September 15, 2006. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s financial position, results of operations and cash flows.

SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of SFAS No. 140” requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits (but does not require) subsequent measurement of servicing assets and liabilities at fair value. This statement is effective for fiscal years beginning after September 15, 2006. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s financial position, results of operations and cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes.

FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of 2007. The Company is currently evaluating the impact of FIN 48 on its Consolidated Financial Statements.

In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements.” SAB No. 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements and is effective for annual periods ending after November 15, 2006. The Company will be required to adopt the provisions of SAB No. 108 effective December 31, 2006. We currently believe that the adoption of SAB No. 108 will not have a material financial impact on our consolidated financial statements.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This document, as well as other written communications made from time to time by Cooperative Bankshares, Inc. and subsidiaries and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections, such as earnings projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements may be identified by the use of such words as “intend,” “believe,” “expect,” “should,” “planned,” “estimated” and “potential.” For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA. The Company’s ability to predict future results is inherently uncertain and the Company cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. These factors include among others; changes in market interest rates and general and regional economic conditions, changes in government regulations, changes in accounting principles and the quality or composition of the loan and investment portfolios. Additional factors that may affect our results are discussed in the Company’s Annual Report on Form 10-K, which is available at the Securities and Exchange Commission’s website (www.sec.gov), and in this Quarterly Report on Form 10-Q under “Item 1A Risk Factors.” Stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date of those documents. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. Except to the extent required by applicable law or regulation, the Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

General

Cooperative Bankshares, Inc. (“Bankshares”) is a registered bank holding company incorporated in North Carolina in 1994. Bankshares is the parent company of Cooperative Bank (the “Bank”), a North Carolina chartered commercial bank. Cooperative Bank, headquartered in Wilmington, North Carolina, was chartered in 1898. The Bank provides financial services through 21 offices in Eastern North Carolina. One of the Bank’s subsidiaries, Lumina Mortgage Company, Inc. (“Lumina”) is a mortgage banking firm originating and selling residential mortgage loans through three offices in North Carolina. Lumina closed its Virginia Beach, Virginia office on April 28, 2006 and its Myrtle Beach, South Carolina office on October 17, 2006. The Bank liquidated its other subsidiary, CS&L Holdings, Inc. (“Holdings”), a holding company incorporated in Virginia for CS&L Real Estate Trust, Inc. (the “REIT”), a real estate investment trust, which was also liquidated. These entities were liquidated due to the State of North Carolina’s announced treatment regarding dividends received from entities such as the REIT and management’s acceptance of the state’s Settlement Initiative discussed under “Income Taxes” below. Holdings and REIT were liquidated effective June 30, 2006, with all of their assets and liabilities transferring to the Bank. This liquidation is not expected to have a material impact on the Company’s financial position or results of operations. Bankshares, the Bank and the Bank’s subsidiaries are collectively referred to as the Company.

Through its offices, the Bank provides a wide range of banking products, including interest-bearing and noninterest-bearing checking accounts, certificates of deposit, savings accounts and individual retirement accounts. It offers an array of loan products: overdraft protection, commercial, consumer, agricultural, real estate, residential mortgage and home equity loans. Also offered are safe deposit boxes and automated banking services through ATMs and Access24 Phone Banking. The Bank also offers free Online Banking and Bill Pay for personal accounts. In addition, through the Bank’s third party partnership with Seagate Wealth Management Group through UVEST Investment Services, clients have access to a wide array of financial & wealth management solutions, including services such as professional money management, retirement & education planning and investment products including stocks, bonds, mutual funds, annuities and insurance products.

The Bank has received approval from the North Carolina Banking Commission and the FDIC to sign, and has signed, a lease to open a branch in Leland, NC, a suburb of Wilmington. We expect to open this branch in the second quarter of 2007.

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

Management Strategy

The Bank’s lending activities have traditionally concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. In recent years the Bank has emphasized the origination of nonresidential real estate loans and secured and unsecured consumer and business loans. Management recognizes that the shift in the composition of the Bank’s loan portfolio will tend to increase its exposure to credit losses. The Bank continues to evaluate its allowance for loan losses and the associated provision to compensate for the increased risk. As of September 30, 2006, approximately $529.1 million, or 71.3%, of the Bank’s loan portfolio, which excludes loans held for sale, consisted of loans secured by residential properties. This compared to approximately $452.5 million, or 70.1% at December 31, 2005. The Bank originates adjustable rate and fixed rate loans. As of September 30, 2006, adjustable rate and fixed rate loans totaled approximately 67.7% and 32.3%, respectively, of the Bank’s total loan portfolio.

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

Effective with the freeze, each active participant’s pension benefit will be determined based on the participant’s compensation and period of employment as of July 1, 2006. Compensation and employment after June 30, 2006 will not be considered.

In conjunction with the freeze, the Company’s Board of Directors approved increasing the Bank’s match to its Supplemental Retirement 401(K) Plan to 100% from 50% up to the first 6% of the employee contribution effective July 1, 2006.

Participants in the above plans include all executive officers and, with the exception of the Company’s President and Executive Officer, Frederick Willetts, III, no directors.

Interest Rate Sensitivity Analysis

Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be examined using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. Gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At September 30, 2006, the Company had a one-year positive gap position of 7.4% compared to a positive gap position of 6.8% at December 31, 2005. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to adversely affect net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, a part of the Company’s adjustable-rate mortgage loans have been indexed to the National Monthly Median Cost of Funds to SAIF-insured institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings and money market deposit accounts. Historically, the Company experienced relatively modest repricing on these types of transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

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

Liquidity

The Company’s goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, deposits, income from operations and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta (“FHLB”) in an amount of up to 25% of the Bank’s total assets. At September 30, 2006, the Bank’s borrowed funds from the FHLB equaled 13.6% of its total assets. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition. The Bank also made use of $13.5 million in brokered deposits obtained during the quarter ended September 30, 2006 and $48.3 million acquired during the nine-months ended September 30, 2006, as compared to $10.6 million in broker deposits utilized for both the three and nine month periods ended September 30, 2005. The increased use of brokered deposits primarily results from management’s belief that these deposits were the best means to fund our loan growth.

At September 30, 2006, the estimated market value of liquid assets (cash, cash equivalents, marketable securities and loans held for sale) was approximately $70.8 million, which represents 9.0% of deposits and borrowed funds compared to $73.1 million or 10.6% of deposits and borrowed funds at December 31, 2005. The decrease in liquid assets was primarily due to a decrease in cash and cash equivalents and marketable securities due to the deployment of cash to higher yielding loans.

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

Off-Balance Sheet Arrangements and Contractual Commitments

At September 30, 2006, outstanding off-balance sheet commitments to extend credit totaled $107.8 million, and the undisbursed portion of construction loans was $102.6 million. The Bank continued to be obligated to make future payments under contracts, such as debt and lease agreements, the amounts of which were consistent with the amounts at December 31, 2005 other than the increase in borrowed funds of $9.2 million and the increase in deposits of $83.5 million at September 30, 2006. In addition, the Bank entered into a ground lease in Leland, North Carolina that will require lease payments for the next 20 years that will total $1.3 million. For further information on the Bank’s off-balance sheet arrangements and contractual commitments see the discussion regarding deposits in “Financial Condition at September 30, 2006 compared to December 31, 2005.”

Capital

Stockholders’ equity at September 30, 2006, was $56.0 million, up 9.6% from $51.1 million at December 31, 2005. The increase in shareholders’ equity is primarily attributable to higher retained earnings partially offset by dividends declared of $868,000. Stockholders’ equity at September 30, 2006 includes an unrealized loss net of tax of $470,000, compared to an unrealized loss net of tax of $462,000 at December 31, 2005 on securities available for sale marked to estimated fair market value.

Under the capital regulations of the FDIC, the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (Tier I) capital to average adjusted assets of 3% if a particular institution has the highest examination rating and 4% for all others. At September 30, 2006, the Bank’s ratio of Tier I capital was 8.48%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus specified supplementary (Tier 2) capital elements including the allowance for loan and lease losses up to 1.25% of risk-weighted assets. At September 30, 2006, the Bank had a ratio of qualifying total capital to risk-weighted assets of 10.97%.

Bankshares, as a bank holding company, is also subject, on a consolidated basis, to the capital adequacy guidelines of the Board of Governors of the Federal Reserve (the “Federal Reserve Board”). The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. At September 30, 2006 Bankshares exceeds all of its capital requirements. Management expects Bankshares to continue to exceed these capital requirements without altering current operations or strategies. In the next twelve months, if the growth continues, the Bankshares may need to undertake other capital raising measures such as issuing additional junior subordinate debentures to supplement risk-based capital.

On August 23, 2006, the Company’s Board of Directors approved a quarterly cash dividend of $.05 per share, that was paid on October 17, 2006 to stockholders of record as of October 2, 2006. Any future payment of dividends is dependent on the Board of Directors’ review and analysis of the financial condition and capital needs of the Company, requirements of regulatory agencies and economic conditions in the marketplace.

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

FINANCIAL CONDITION AT SEPTEMBER 30, 2006 COMPARED TO DECEMBER 31, 2005

The Company’s total assets increased 13.0% to $843.0 million at September 30, 2006, compared to $746.3 million at December 31, 2005. Asset growth was primarily attributable to an increase of $95.6 million, or 14.8% in loans.

Loan growth was funded primarily by increases in deposits of $83.5 million or 14.8%, short-term borrowings of $9.2 million, or 42.2% as well as through the use of cash and cash equivalents. As a result, cash and cash equivalents decreased $1.0 million, or 4.3% from the amount of December 31, 2005. The increase in loans and deposits was primarily the result of continued loan and deposit growth in its expanded and improved branch network, the Bank being located in markets experiencing strong economic growth and the Bank’s continued emphasis on increasing overall loan production. The increase in deposits was mainly in the thirteen month certificate due to the Bank offering a competitive promotional rate on a reasonably short term deposit in an effort to foster deposit growth. In addition, the Bank increased brokered deposits by $48.3 million during the nine month period as discussed under “Liquidity” above. The majority of the loan growth occurred in construction and land development loans which grew $39.7 million (30.8%) to $168.7 million from December 31, 2005, commercial real estate loans which grew $14.5 million (9.8%) to $163.2 million from December 31, 2005, and one-to-four family residential loans which grew $41.3 million (13.9%) from December 31, 2005, in each case due primarily to the economic expansion in the Bank’s market area and the Bank’s increased emphasis on commercial lending. Investment securities, both available for sale and held to maturity portfolios, decreased $1.4 million from $44.4 million to $43.1 million, or 3.0%, as proceeds from the repayment of securities were used to fund loans. FHLB stock increased $796,000, or 13.7%, to $6.6 million due to a requirement by the FHLB.

At September 30, 2006, the Bank’s allowance for loan losses was $7.8 million, or 1.05% of total loans compared to $6.8 million, or 1.05% of total loans at December 31, 2005. The Company’s nonperforming assets (loans 90 days or more delinquent and foreclosed real estate) were $1.6 million, or 0.18% of assets, at September 30, 2006, compared to $58,000, or 0.01% of assets, at December 31, 2005. Foreclosed real estate increased to $574,000 at September 30, 2006, from $26,000 at December 31, 2005 and is made up of one ocean front lot which must have mature vegetation on the dunes before the property can be developed. The remaining increase in nonperforming assets was primarily the result of an increase in delinquencies. None of the delinquent loans exceeded $307,000. The reason the ratio of allowance for loan losses to total loans did not change with the increase in nonperforming assets was due to the increase in total loans and the result of one large charge off that had already been provided for within the allowance for loan losses. Management considers the current level of the allowance to be appropriate based on loan composition, the current level of delinquencies and other nonperforming assets, overall economic conditions and other factors. The Company assumes an aggressive position in collecting delinquent loans and disposing of foreclosed assets to minimize balances of nonperforming assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. For further information see “Comparison of Operating Results – Provision and Reserve for Loan Losses.”

Other assets increased $2.4 million, or 15.9%, to $17.4 million primarily due to an increase in funds being held by attorneys to fund loan closings, timing issues due to in process items, deferred tax assets and cash surrender value of Bank Owned Life Insurance. Loans held for sale, which are funded by and collateralize a short-term borrowing at another financial institution, increased $85,000, or 1.7% since December 31, 2005 to $5.0 million.

Borrowed funds, which are collateralized through an agreement with the FHLB for advances and loans held for sale, increased $9.2 million, or 7.3%, since December 31, 2005, in order to fund loan growth. The FHLB advances are secured by the Bank’s investment in FHLB stock and qualifying first mortgage loans.

COMPARISON OF OPERATING RESULTS

Overview

The net income of the Company depends primarily upon net interest income. Net interest income is the difference between the interest earned on loans, the securities portfolios and interest-earning deposits and the cost of funds, consisting principally of the interest paid on deposits and borrowings. The Company’s operations are materially affected by general economic conditions, the monetary and fiscal policies of the Federal government, and the policies of regulatory authorities. Yields and costs have increased because of the actions taken by the Federal Reserve to increase interest rates during 2005 and the first six months of 2006.

Net Income

Net income for the three and nine-month period ended September 30, 2006 increased 51.9% to $2.3 million, and 37.5% to $5.6 million respectively as compared to the same periods last year. The increase in net income for the three and nine-month periods ended September 30, 2006 is primarily attributable to an increase in net interest income of $1.3 million and $4.3 million respectively, partially offset by a decrease of $188,000 and $515,000 respectively in noninterest income, and increases of $239,000 and $1.5 million respectively in noninterest expense and $122,000 and $510,000 respectively in income tax expense. The increases in net interest income for the nine month period was also partially offset by a $335,000 increase in the provision for loans due to the increase in the overall size of the loan portfolio, the increase in the size of the commercial lending portfolio and the increase in nonperforming assets. For further information see “Net Interest Income.”

Interest Income

For the three-month period ended September 30, 2006, interest income increased 41.9% to $14.9 million compared to $10.5 million for the prior year period. The increase in interest income is primarily a result of the combined effect of the average balance of interest-earning assets increasing $136.4 million, or 20.8%, and the average yield increasing 112 basis points to 7.54% for the September 2006 quarter compared to 6.42% for the same period a year ago. The increase in average interest earning assets is primarily the result of a $135.8 million, or 22.7%, increase in the average balance of loans compared to the three-months ended September 30, 2006. Interest income increased 48.8% to $41.1 million for the nine-month period ended September 30, 2006, as compared to the same period a year ago. The increase in interest income can be attributed to the average balance of interest-earning assets increasing 27.2% and the yield on average interest-earning assets increasing to 7.19% as compared to 6.15% for the same period a year ago. The increase in average interest earning assets is primarily the result of a $162.4 million, or 29.8%, increase in the average balance of loans compared to the nine-month period ended September 30, 2005. As discussed earlier, loan growth during these periods is primarily a result of the Bank’s expanded and improved branch network, the Bank being located in markets experiencing strong economic growth and the Bank’s continued emphasis on originating loans. The increase in the average yields is primarily due to the rising interest rate environment.

Interest Expense

Interest expense increased $3.1 million, or 69.8%, to $7.6 million for the three-month period ended September 30, 2006, compared to $4.5 million for the same period a year ago. This increase was caused by the combined effect of a 21.9% increase in the average balance of total interest-bearing liabilities and the average cost of interest-bearing liabilities increasing to 4.25% from 3.05% compared to the same period a year ago. The increase in the average cost of funds was primarily due to the rising interest rate environment and, to a lesser extent, the Bank’s offering of promotional rates on certificates of deposit and the Bank’s increased use of brokered deposits. The increase in the average balance of interest-bearing liabilities is primarily the result of a $114.6 million, or 24.4%, increase in the average balance of deposits and, to a lesser extent, a $13.3 million, or 11.6% increase in the average balance of borrowed funds.

In the nine-month period ended September 30, 2006, interest expense increased 83.5% to $20.1 million as compared to the same period a year ago. The increase is primarily the result of the combined effect of the increase in average balance of interest-bearing liabilities and the increase in the cost of interest-bearing liabilities. The average balance of interest-bearing liabilities increased 28.3% to $687.9 million as compared to $536.1 million to the same period a year ago. The cost of interest-bearing liabilities increased to 3.89% as compared to 2.72% for the same period last year. The increase in the average balance of interest-bearing liabilities is primarily the result of a $122.0 million, or 28.0%, increase in the average balance of deposits and, to a lesser extent, a $29.9 million, or 29.6%, increase in the average balance of borrowed funds. The increase in the average balance of deposits for the three and nine-month periods is primarily attributable to the Bank’s expanded and improved branch network and the Bank being located in markets experiencing strong economic growth. The Bank also increased its use of brokered deposits by $13.5 million and $48.3 million during the three and nine-month periods, respectively ended September 30, 2006.

Net Interest Income

Net interest income for the three and nine-month periods ended September 30, 2006 increased 21.2% and 26.0%, to $7.3 million and $21.1 million respectively compared to the same period a year ago. The increases were due to smaller rises in interest-bearing liabilities versus the rise in interest-earning assets partially offset by a reduction in interest rate spread of 8 and 13 basis points respectively. See “Interest Income,” “Interest Expense” and “Average Yield/Cost Analysis” table for further information on interest income and interest expense.

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

	For the quarter ended
	SEPTEMBER 30, 2006			SEPTEMBER 30, 2005
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Interest-bearing deposits in other banks	$4,843	$72	5.95%	$3,210	$27	3.36%
Securities:
Available for sale	42,162	482	4.57%	43,435	499	4.60%
Held to maturity	1,850	21	4.54%	2,290	26	4.54%
FHLB stock	6,260	93	5.94%	5,667	46	3.25%
Loan portfolio	735,475	14,235	7.74%	599,633	9,907	6.61%

Total interest-earning assets	790,590	14,903	7.54%	654,235	10,505	6.42%

Non-interest earning assets	38,680			29,643

Total assets	$829,270			$683,878

Interest-bearing liabilities:
Deposits	585,239	6,045	4.13%	470,601	3,306	2.81%
Borrowed funds	127,745	1,536	4.81%	114,472	1,158	4.05%

Total interest-bearing liabilities	712,984	$7,581	4.25%	585,073	$4,464	3.05%

Non-interest bearing liabilities	61,939			48,876

Total liabilities	774,923			633,949
Stockholders’ equity	54,347			49,929

Total liabilities and stockholders’ equity	$829,270			$683,878

Net interest income		$7,322			$6,041

Interest rate spread			3.29%			3.37%

Net yield on interest-earning assets			3.70%			3.69%
Percentage of average interest-earning assets to average interest-bearing liabilities			110.9%			111.8%

	For the nine months ended
	SEPTEMBER 30, 2006			SEPTEMBER 30, 2005
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Interest-bearing deposits in other banks	$5,319	$217	5.44%	$3,567	$76	2.84%
Securities:
Available for sale	42,499	1,458	4.57%	43,866	1,506	4.58%
Held to maturity	1,926	64	4.43%	2,467	86	4.65%
FHLB stock	6,277	266	5.65%	5,220	155	3.96%
Loan portfolio	707,212	39,130	7.38%	544,810	25,827	6.32%

Total interest-earning assets	763,233	$41,135	7.19%	599,930	$27,650	6.15%

Non-interest earning assets	33,252			28,008

Total assets	$796,485			$627,938

Interest-bearing liabilities:
Deposits	556,989	15,638	3.74%	435,037	8,150	2.50%
Borrowed funds	130,884	4,447	4.53%	101,021	2,795	3.69%

Total interest-bearing liabilities	687,873	$20,085	3.89%	536,058	$10,945	2.72%

Non-interest bearing liabilities	55,964			43,864

Total liabilities	743,837			579,922
Stockholders’ equity	52,648			48,016

Total liabilities and stockholders’ equity	$796,485			$627,938

Net interest income		$21,050			$16,705

Interest rate spread			3.30%			3.43%

Net yield on interest-earning assets			3.68%			3.71%
Percentage of average interest-earning assets to average interest-bearing liabilities			111.0%			111.9%

Provision and Reserve for Loan Losses

During the nine-month period ended September 30, 2006 the Bank had net charge-offs against the allowance for loan losses of $853,000 compared to $59,000 for the same period in 2005. This increase was primarily the result of one charge-off in the amount of $750,000 caused by an impairment to collateral due to hurricane damage. The Bank added $1.9 million to the allowance for loan losses for the current nine-month period compared to $1.6 million for the same period last year, increasing the balance to $7.8 million at September 30, 2006. The increase in the provision for loan losses was caused by the increases in size of the loan portfolio and nonperforming assets and the Bank’s increased emphasis on commercial loans. The Company’s nonperforming assets (loans 90 days or more delinquent and foreclosed real estate) were $1.6 million, or 0.18% of assets, at September 30, 2006, compared to $58,000 , or 0.01% of assets, at December 31, 2005. Foreclosed real estate increased to $574,000 at September 30, 2006, from $26,000 at December 31, 2005 and is made up of one ocean front lot. The remaining increase in nonperforming assets was primarily the result of an increase in delinquencies. None of the delinquent loans exceeded $307,000. Management considers the current level of the allowance to be appropriate based on loan composition, the current level of delinquencies and other nonperforming assets, overall economic conditions and other factors. However, future increases to the allowance may be necessary due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

Noninterest Income

Noninterest income decreased by 12.1% to $3.7 million for the nine-month period ended September 30, 2006, compared to $4.2 million for the same period a year ago. The change in noninterest income can be attributed to gain on sale of loans and service charges and fees on loans decreasing $564,000 and $237,000 respectively during the 2006 period compared to the 2005 period. These changes were primarily caused by a decrease in mortgage banking activities. Deposit-related fees increased $216,000, or 16.6%, during this period primarily due to increased income associated with non-sufficient funds and ATM fees, as well as the increase in new deposit accounts. Earnings on Bank-owned life insurance increased $30,000 primarily due to the increase in interest rates on the underlying policies. Other income increased $40,000 primarily due to the commissions received through UVEST Investment Services.

In the three-month period ended September 30, 2006, noninterest income decreased 12.9% to $1.3 million as compared to the same period last year. This decrease was due to the gain on sale of loans and service charges and fees on loans decreasing $118,000 and $112,000 respectively. Deposit-related fees and other income increased $41,000 and $5,000 respectively for the three-month period ended September 30, 2006 as compared to the same period a year ago. The reasons for these changes in the three-month period are the same as stated above for the nine-month period. Bank-owned life insurance earnings decreased $4,000 due to the increased cost of the insurance.

Noninterest Expense

For the nine-month period ended September 30, 2006, noninterest expense increased 11.5% compared to the same period last year. Compensation and fringe benefits and occupancy and equipment increased $1.0 million and $195,000 respectively during the 2006 period compared to the 2005 period. Compensation and related costs increased due to increases in costs of benefits, staffing levels, incentive pay and normal increases in salaries. The cost of the pension plan increased $186,000 primarily as a result of lower than projected yields on plan assets in prior years. Effective July 1, 2006, the Bank’s defined benefit pension plan was frozen as described earlier under “Management Strategy.” The occupancy and equipment increase can be primarily attributed to normal increases, as well as the opening of the Operations and Training Center, two bank branches and two Lumina branches since March 2005. Professional and examination fees, advertising and other expenses increased $222,000, $3,000 and $26,000 respectively during the nine-month period ended September 30, 2006, compared to the same period in the prior year. Professional and examination fees increased primarily due to an increase in accounting and auditing services part of which was due to the requirements mandated by the Sarbanes-Oxley Act. In addition, there were additional professional fees and expenses incurred due to the dissolution of Holdings and the REIT. Increases in charitable contributions, education, travel and meeting expense, franchise and sales tax and postage and freight were the primary reasons for the increase in other expense.

In the three-month period ended September 30, 2006, noninterest expense increased 5.5% as compared to the same period last year. Compensation and fringe benefits and occupancy and equipment increased $258,000 and $58,000 respectively. Professional and examination fees increased $44,000 during the three-month period ended September 30, 2006, compared to the same period in the prior year. The reasons for these increases in the three-month period are the same as stated above for the nine-month period. Other expense decreased $110,000 during the three-month period ended September 30, 2006 as compared to the same period last year. The reason for this decrease was due to the Bank participating in the Settlement Initiative with the State of North Carolina regarding dividends received from the REIT. This settlement allowed the Bank to recover $198,000 in penalties to other expense because they were expensed in a previous period.

Income Taxes

The effective tax rate for the nine-month periods ended September 30, 2006 and 2005 was 36.0% and 39.3% respectively. The effective tax rate for the three-month periods ended September 30, 2006 and 2005 was 33.9% and 41.1%. The Company began accruing at a higher tax rate in 2005 due to the State of North Carolina announced treatment regarding dividends received from entities such as the real estate investment trust controlled by the Company. The state has announced a Settlement Initiative which would resolve issues raised by the dividends received position taken by the state. Taxpayers currently under audit and any other taxpayers which have engaged in eligible transactions could elect to participate in the Settlement Initiative on or before June 15, 2006 and pay all tax, interest and reduced penalties on or before December 15, 2006. The Company participated in this settlement which allowed the Company to recover $198,000 in penalties and $17,000 in taxes, which were expensed in a previous period. These recoveries also contributed to the lower tax rate for the three-month period ended September 30, 2006. For further information on income taxes see “Income Taxes” in Management’s Discussion and Analysis and Note 10 of “Notes to Consolidated Financial Statements” included in the Annual Report.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4 CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

Not applicable

ITEM 1A RISK FACTORS

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not purchase any shares of its common stock during the third quarter.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 OTHER INFORMATION

None

ITEM 6 EXHIBITS

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(2)	Articles of Amendment to the Articles of Incorporation

Exhibit 3.3(1)	Bylaws, as amended

Exhibit 4.2	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of Registrant and its consolidated subsidiaries.

Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32	Certificate Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Reg. No. 33- 79206) and any amendments thereto filed with the SEC.
(2)	Incorporated by reference to the Registrant’s Proxy Statement filed with the SEC on March 31, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cooperative Bankshares, Inc.

Dated: November 13, 2006	/s/ Frederick Willetts, III
Frederick Willetts, III
President/Chief Executive Officer

/s/ Todd L. Sammons
Dated: November 13, 2006	Todd L. Sammons
Senior Vice President/Chief Financial Officer