Form 10-K
period 2006-12-31
COOPERATIVE BANKSHARES INC
filed 2007-03-15
CIK 923529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Common Stock, par value $1.00 per share

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $84,840,438 based on the closing sales price of the Common Stock as listed on the NASDAQ Global Market as of the last day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, directors, executive officers and beneficial owners of more than 10% of the registrant’s outstanding voting stock are treated as affiliates.

As of March 2, 2007, there were issued and 6,514,248 outstanding shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders. (Part III)

Note Regarding Forward-Looking Statements

This document, as well as other written communications made from time to time by Cooperative Bankshares, Inc. and subsidiaries and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections, such as earnings projections, necessary tax provisions and business trends) that are considered “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements may be identified by the use of such words as “intend,” “believe,” “expect,” “should,” “planned,” “estimated” and “potential.” For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA. The Company’s ability to predict future results is inherently uncertain and the Company cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. These factors include among others; changes in market interest rates and general and regional economic conditions, changes in government regulations, changes in accounting principles and the quality or composition of the loan and investment portfolios. Additional factors that may affect our results are discussed under “Item 1A. Risk Factors” in the Company’s quarterly reports on Form 10-Q and in its annual report on Form 10-K, each filed with the Securities and Exchange Commission, which are available at the Securities and Exchange Commission’s Internet website (www.sec.gov) and to which reference is hereby made. These factors should be considered in evaluating the forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date of those documents. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. Except to the extent required by applicable law or regulation, the Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I

Item 1.	Business

General

Bankshares: Cooperative Bankshares, Inc. (“Bankshares”), a registered bank holding company, was incorporated in North Carolina in 1994. Bankshares serves as the holding company for Cooperative Bank (“Cooperative” or the “Bank”), a North Carolina chartered commercial bank. Bankshares’ primary activities consist of holding the stock of Cooperative Bank and operating the business of the Bank and its subsidiaries. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Cooperative Bank and its subsidiaries.

Bankshares formed Cooperative Bankshares Capital Trust I (the “Trust”), which is wholly owned by Bankshares, on August 30, 2005 to facilitate the issuance of trust preferred securities totaling $15.0 million. The Trust is not consolidated in these financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” The junior subordinated debentures issued by Bankshares to the Trust are included in long-term obligations and Bankshares’ equity interest in the Trust is included in other assets.

Cooperative Bank: Chartered in 1898, the Bank’s headquarter is located in Wilmington, North Carolina. Cooperative operates 21 offices throughout the coastal and inland communities of Eastern North Carolina. These offices extend from Corolla, located on the Outer Banks of North Carolina, to Tabor City, located on the South Carolina border. The Bank’s deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). Effective December 31, 2002, the Bank converted its charter from that of a state savings bank to a state commercial bank. At December 31, 2006, Bankshares had total assets of $860.1 million, deposits of $661.9 million and stockholders’ equity of $57.6 million.

Through its offices, the Bank provides a wide range of banking products, including interest-bearing and noninterest-bearing checking accounts, certificates of deposit, savings accounts and individual retirement accounts. It offers an array of loan products: overdraft protection, commercial, consumer, agricultural, real estate, residential mortgage and home equity loans. Also offered are safe deposit boxes and automated banking services through Online Banking, Bill Payment, ATMs and Access24 Phone Banking. In addition, the Bank’s third party partnership with Seagate Wealth Management Group through UVEST Investment Services gives clients access to a wide array of financial and wealth management solutions, including services such as professional money management, retirement and education planning and investment products including stocks, bonds, mutual funds, annuities and insurance products.

The Bank has chosen to sell a large percentage of its fixed-rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to invest its funds in commercial loans, while increasing fee income and reducing interest rate risk.

On May 31, 2002, the Bank, through its subsidiary, CS&L Services, Inc., acquired the operating assets of Lumina Mortgage Company (“Lumina”), a Wilmington, North Carolina-based mortgage banking firm. In October 2002, CS&L Services, Inc. was renamed Lumina Mortgage Company, Inc. Lumina has three offices in North Carolina.

In December 2002, the Bank formed two new subsidiaries, CS&L Holdings, Inc. (“Holdings”), a Virginia corporation, and CS&L Real Estate Trust, Inc. (the “REIT”), a North Carolina corporation which elected to be taxed as a real estate investment trust. Bankshares, the Bank and the Bank’s subsidiaries are collectively referred to as the “Company”. Holdings was formed to hold all of the outstanding shares of common stock of the REIT. The REIT was formed to enhance the liquidity and facilitate the future capital needs of the Bank. Holdings and REIT were liquidated effective June 30, 2006, with all of their assets and liabilities transferring to the Bank. These entities were liquidated due to the State of North Carolina’s announced treatment regarding dividends received from entities such as the REIT and management’s acceptance of the state’s Settlement Initiative discussed in “Income Taxes” in Management’s Discussion and Analysis.

The common stock of Cooperative Bankshares, Inc. is traded on the NASDAQ Global Market under the symbol “COOP.”

Market Area

The Company considers its primary market area to be the coastal and inland communities of Eastern North Carolina. The economies of the coastal communities (concentrated in Dare, Carteret, Currituck, Onslow, Pender, New Hanover and Brunswick Counties) are seasonal and largely dependent on the summer tourism industry. The economy of Wilmington, North Carolina (the largest city in the market area), a historic seaport with a population of approximately 100,000, is also reliant upon summer tourism, but is diversified into the chemicals, shipping, pharmaceutical, aircraft engines, and fiber optics industries. Wilmington also serves as a regional retail center, a regional medical center and is home of the University of North Carolina at Wilmington. The inland communities served by the Bank (concentrated in Bladen, Brunswick, Columbus, Duplin, Hyde, Beaufort and Pender Counties) are largely service areas for the agricultural activities in Eastern North Carolina. In addition, the Company extended its footprint west with a Lumina office in Charlotte, the largest city in North Carolina.

Competition

The Bank encounters strong competition both in the attraction of deposits and in the making of real estate and other loans. The Bank’s most direct competition for deposits has historically come from financial institutions in its market area, although competition for deposits is also realized from brokerage firms and credit unions. The Bank competes for deposits by offering depositors competitive rates, a high level of personal service, a wide range of banking products and convenient office locations.

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

Employees

At December 31, 2006, the Bank had 178 full-time employees and 10 part-time employees. Lumina had 31 full-time employees and 1 part-time employee at December 31, 2006. None of the employees are represented by a collective bargaining unit. Both companies believe their relationship with the employees is good.

Executive Officers

At December 31, 2006, the executive officers of the Company who were not also directors were as follows:

Name	Age at December 31, 2006	Position
O. C. Burrell, Jr.	58	Executive Vice President and Chief Operating Officer
Todd L. Sammons, CPA	45	Senior Vice President and Chief Financial Officer
Dickson B. Bridger	47	Senior Vice President-Mortgage Lending

O. C. Burrell, Jr. was employed by the Bank in May 1993 as Senior Vice President of Retail Banking. Mr. Burrell was elected Executive Vice President and Chief Operating Officer in 1997. Mr. Burrell has been in the banking industry since 1970 and has served in leadership capacities in various civic and professional organizations. He is active in the Wilmington Rotary Club and serves as a director of the Child Development Center.

Todd L. Sammons was employed by the Bank in March 1986 as Auditor. He was promoted to Senior Vice President and Chief Financial Officer in December 2000. He previously worked with a public accounting firm. He has served in leadership capacities in various professional, church and civic organizations. He is a Certified Public Accountant. He serves on the Church Council and several committees at Pine Valley United Methodist Church and is an active member of Winter Park Optimist. He coaches youth baseball and basketball teams.

Dickson B. Bridger was employed by the Bank in March 1984 as a mortgage loan originator. He was promoted to Vice President in February 1990 and Senior Vice President-Mortgage Lending in December 2000. He is a member of Wilmington West Rotary and serves as an Elder of the Little Chapel on the Boardwalk Church in Wrightsville Beach, North Carolina.

Available Information

The Company maintains an Internet website at www.coop-bank.com. We make available our annual reports on Form 10-K in PDF format. Quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, and other information related to us, are linked from this site free of charge, as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission (the “SEC”). Our Internet website and the information contained therein or connected thereto is not intended to be incorporated into this annual report on Form 10-K.

Lending Activities

General: The Bank’s lending activities have concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. As of December 31, 2006, approximately $557.3 million, or 73.0%, of the Bank’s loan portfolio, which excludes loans held for sale, consisted of loans secured by residential properties. In recent years, however, the Bank has emphasized the origination of nonresidential real estate loans, equity lines of credit, and secured and unsecured consumer and business loans. The Bank is taking a more aggressive position in pursuing business lending and nonresidential real estate lending involving loans secured by small commercial properties with balances generally ranging from $300,000 to $3,000,000. The Bank originates adjustable-rate and fixed-rate loans. As of December 31, 2006, adjustable-rate and fixed-rate loans totaled approximately 67.9% and 32.1%, respectively, of the Bank’s total loan portfolio.

Analysis of Loan Portfolio: Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan and type of collateral on the dates indicated. Other than as set forth below, there were no concentrations of loans which exceeded 10% of total loans at December 31, 2006.

	At December 31,
	2006		2005		2004		2003		2002
	(Dollars in thousands)
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate:
Construction and land development	$165,827	22.00%	$128,943	20.24%	$63,938	14.23%	$57,598	14.35%	$51,431	13.16%
Mortgage:
1-4 family residential	365,789	48.54	296,403	46.54	227,474	50.62	206,476	51.44	204,395	52.29
Multi-family residential	16,028	2.13	21,998	3.45	14,534	3.23	13,357	3.33	17,044	4.36
Commercial	161,015	21.36	148,709	23.35	108,626	24.17	91,627	22.83	87,257	22.32
Equity line	26,534	3.52	23,785	3.73	18,440	4.10	16,006	3.99	14,541	3.72
Other	366	0.05	355	0.06	442	0.10	359	0.09	363	0.09

Total real estate loans	735,559	97.60	620,193	97.37	433,454	96.45	385,423	96.03	375,031	95.94
Commercial, industrial and agricultural	19,990	2.65	18,237	2.86	15,164	3.37	14,599	3.64	13,717	3.51
Consumer	8,048	1.07	7,355	1.15	6,816	1.52	6,200	1.54	6,406	1.64

Total gross loans	763,597	101.32	645,785	101.38	455,434	101.34	406,222	101.21	395,154	101.09

Less:
Unearned discounts and net deferred fee	2,199	0.29	2,058	0.32	1,664	0.37	1,402	0.35	1,331	0.34
Allowance for loan losses	7,786	1.03	6,763	1.06	4,353	0.97	3,447	0.86	2,937	0.75

Net loans	$753,612	100.00%	$636,964	100.00%	$449,417	100.00%	$401,373	100.00%	$390,886	100.00%

The following table sets forth as of December 31, 2006, certain information regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on their contractual terms to maturity.

	Due Within One Year	Due After 1 through 5 Years	Due After 5 Years	Total
	(In thousands)
Real Estate:
Construction and land Development	$135,216	$29,133	$1,478	$165,827
Mortgage
1-4 family residential	63,517	70,657	231,615	365,789
Multi-family residential	10,489	4,165	1,374	16,028
Commercial	64,895	87,676	8,444	161,015
Equity line	4,637	933	20,964	26,534
Other	233	133	—	366
Commercial, Industrial and Agricultural	10,742	8,723	525	19,990
Consumer	4,473	3,400	175	8,048

Total	$294,202	$204,820	$264,575	$763,597

The next table shows at December 31, 2006, the dollar amount of the Bank’s loans due after December 31, 2007 that have fixed interest rates and those that have floating or adjustable interest rates.

	One to Five Years	After Five Years	Total
	(In thousands)
Loans maturing after one year with:
Fixed interest rates	$110,691	$69,194	$179,885
Floating or adjustable rates	94,129	195,381	289,510

Total	$204,820	$264,575	$469,395

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

The Bank actively lends on the security of properties located in the Outer Banks region of North Carolina. This region’s economic base is seasonal and driven by beach tourism, and a large number of the loans made by the Bank in this area are secured by vacation rental properties. These loans are inherently more risky than loans secured by the borrower’s permanent residence, since the borrower is typically dependent upon rental income to meet debt service requirements and repayment is therefore subject to a greater extent to adverse economic, weather and other conditions affecting vacation rentals. Management seeks to minimize these risks by employing what it believes are conservative underwriting criteria. Cooperative underwrites our mortgage loans to meet the criteria of the secondary markets (Freddie Mac and Fanny Mae) on loans that we keep in house. We do not originate any stated income/stated asset loans. We analyze all of our customers’ ability to repay before underwriting any loan. In addition, the Bank lends on the security of properties located in other coastal regions of North Carolina. Loans made on coastal properties carry increased risk due to the possibility of damage resulting from storms such as hurricanes.

The Bank’s lending policies generally limit the maximum loan-to-value ratio on conventional residential mortgage loans to 95% of the lesser of the appraised value or purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios in excess of 80%.

The Bank also originates loans secured by multi-family properties. At December 31, 2006, the Bank had $16.0 million of such loans, representing 2.1% of its total loan portfolio. These loans are primarily secured by apartment buildings located in the Bank’s market area.

Construction Loans: The Bank originates loans to finance the construction of one-to-four and multi-family dwellings, housing developments, commercial projects and condominiums. Construction loans amounted to approximately $165.8 million, or 21.7%, of the Bank’s total loan portfolio at December 31, 2006. In recent years, the Bank has emphasized the origination of construction loans in response to the significant demand for such loans by borrowers engaged in building and development activities in the growing communities of its market area. In addition, construction loans afford the Bank the opportunity to increase the interest rate sensitivity of its loan portfolio.

The Bank originates short-term construction loans, including speculation loans (“spec loans”), which generally have fixed rates and terms of up to 12 months. Spec loans are made to builders. Some spec loans are made for properties before the property is pre-sold to an end buyer. Short-term construction loans are generally made in amounts up to 80% of appraised value. Loan proceeds generally are disbursed in increments as construction progresses and as inspections warrant. The Bank also makes construction/permanent loans. At the time a speculation loan is converted to a permanent loan, the Bank underwrites the creditworthiness of the purchaser prior to approving the assumption, at which time the original borrower is released from liability. On construction/permanent loans, the customer is fully qualified for the permanent loan based on information received at application. Construction/permanent loans have either fixed or adjustable rates and have terms of up to 30 years.

The Bank’s risk of loss on a construction loan by a spec builder is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction and the bid price (including interest) of construction. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral whose value is insufficient to assure full repayment. When lending to spec builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal.

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

The following table sets forth information as of December 31, 2006 regarding the dollar amount of construction loans secured by real estate in the Bank’s portfolio. A portion of these loans have provisions to convert to permanent loans upon completion of construction. For further information, see Note 3 of “Notes to Consolidated Financial Statements”.

(In thousands)
Real Estate Construction:
One-to-four family residential	$129,652
Multi-family residential	19,336
Commercial	16,839

Total	$165,827

Loans Secured by Nonresidential Real Estate: Loans secured by nonresidential real estate constituted approximately $161.4 million, or 21.1% of the Bank’s total loan portfolio, at December 31, 2006. The Bank is emphasizing the origination of these loans because of their profitability, since they generally carry a higher interest rate than single-family residential mortgage loans and are typically more interest rate sensitive. The Bank originates both construction loans and permanent loans on nonresidential properties. Nonresidential real estate loans are usually made in amounts up to 80% of the lesser of appraised value or purchase price of the property and have generally been made in amounts under $3.0 million. The Bank’s permanent nonresidential real estate loans are secured by improved property such as office buildings, retail centers, warehouses, and other types of buildings generally located in the Bank’s primary market area. Nonresidential real estate loans are either fixed or variable-rate. The variable-rate loans have interest rates tied to prime or the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of one year.

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

Consumer Lending: At December 31, 2006, the Bank’s consumer loan portfolio totaled approximately $8.0 million, representing 1.1% of the Bank’s total loans receivable portfolio. The Bank also offers home equity loans, which are made for terms of up to 15 years, with adjustable interest rates. As of December 31, 2006, the Bank’s home equity line portfolio totaled approximately $26.5 million, representing 3.5% of its total loan portfolio.

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

Non-Real Estate Business Lending: The Bank originates loans to small businesses in the Bank’s market area that are either unsecured or secured by various forms of non-real estate collateral. At December 31, 2006, these loans totaled approximately $20.0 million or 2.6% of the Bank’s total loan portfolio. The Bank’s management believes that these loans are attractive to the Bank because of their typically higher interest rate yields and the opportunity they present for expanding the Bank’s relationships with existing customers and developing broader relationships with new customers. Accordingly, the Bank plans to continue to pursue this type of lending in the future in an effort to maintain a profitable spread between its average loan yield and its cost of funds.

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

Loan Solicitation and Processing: Loan originations are derived from a number of sources, including “walk-in” customers at the Company’s offices and solicitations by Company employees.

Mortgage loan applications are accepted at most of our offices and are reviewed by a loan officer or branch manager. Upon receipt of a loan application, central processing orders a credit report and verifications to confirm specific information relating to the applicant’s employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an internal appraiser or an outside appraiser approved by the Company. In the case of “Low Doc” loans, a tax valuation and a property evaluation report are acceptable.

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

Originations, Purchases and Sales of Mortgage Loans: The Bank’s general policy is to originate conventional residential mortgage loans under terms, conditions and documentation standards that permit sale to the FHLMC,

FNMA or private investors in the secondary market. The Bank has chosen to sell a large percentage of its fixed-rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to invest its funds in commercial loans while increasing fee income. The Bank has, from time to time, sold fixed-rate, long-term mortgage loans in the secondary market to meet liquidity requirements or as part of its asset/liability management program. In connection with such sales, the Bank may retain the servicing of the loans (i.e., the collection of principal and interest payments), for which it generally receives a fee payable monthly of 1/4% per annum of the unpaid balance of each loan. As of December 31, 2006, the Bank was servicing approximately 628 loans for others, aggregating approximately $43.5 million.

The Bank generally does not purchase loans, and did not purchase any loans during the last three fiscal years.

Loan Commitments: The Bank issues loan commitments to qualified borrowers primarily for the construction, purchase and refinancing of residential real estate. Such commitments are made on specified terms and conditions and are typically for terms of up to 30 days. A non-refundable application and underwriting fee is collected by Cooperative Bank at the time of application. Lumina collects actual fees by the time of loan closing. Management estimates that historically, less than 20% of such commitments expire unfunded. At December 31, 2006, Cooperative Bank had outstanding loan commitments of approximately $2.4 million and Lumina had approximately $4.2 million in outstanding loan commitments. For further information, see Note 3 of “Notes to Consolidated Financial Statements.”

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

Delinquencies: The Bank’s collection procedures provide that when a loan is 30 days past due, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact the borrower. If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates legal proceedings. At December 31, 2006, the Bank had accruing loans which were contractually past due 90 or more days totaling approximately $1.1 million.

Non-Performing Assets and Asset Classification: Loans are generally classified as nonaccrual if they are past due for a period of more than 90 days, unless such loans are well secured and in the process of collection. If any portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are less than 90 days past due may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. As of December 31, 2006, the Bank had an aggregate principal balance of $172,000 in the non-accrual status and an additional $0 in non-performing loans, both of which are considered impaired in accordance with SFAS No. 114, with a valuation allowance of $84,000.

Real estate acquired by the Bank as a result of foreclosure is classified as “real estate owned” until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance plus unpaid accrued interest of the related loan or the fair value of the real estate less costs to sell the property. Any required write-down of the loan upon foreclosure is charged to the allowance for loan losses. At December 31, 2006, the Bank had two properties acquired as the result of foreclosure or by deed in lieu of foreclosure and classified as “real estate owned” for $653,000. At December 31, 2006, the Bank had 12 loans in the process of foreclosure and/or bankruptcy with an aggregate principal balance of approximately $718,000. Loans in bankruptcy paying as agreed are not included in nonperforming assets. Any losses management anticipates on loans in the process of foreclosure and/or bankruptcy have already been recorded through the allowance for loan losses.

The following table sets forth information with respect to the Bank’s nonperforming assets for the periods indicated. During the periods shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards (“SFAS”) No. 15.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Non accruing loans	$172	$23	$95	$120	$335
Accruing loans which are contractually past due 90 days or more	1,124	9	112	147	249

Total	$1,296	$32	$207	$267	$584

Percentage of loans	0.17%	0.00%	0.05%	0.07%	0.15%

Other nonperforming assets (1)	$653	$26	$—	$—	$619

Total nonperforming assets	$1,949	$58	$207	$267	$1,203

Total nonperforming assets to total assets	0.23%	0.01%	0.04%	0.05%	0.24%

(1)	Other nonperforming assets represent property acquired by the Bank through foreclosure or repossession. This property is carried at the lesser of cost or fair value less estimated cost of sale.

During the year ended December 31, 2006, gross interest income of approximately $6,000 would have been recorded on nonaccrual loans had such loans been current throughout the period. Approximately $12,000 in interest income from such loans was included in income for the year ended December 31, 2006.

Except as set forth above, the Bank had no loans which were not classified as non-accrual, 90 days past due or restructured, but which may be so classified in the near future because management has concerns as to the ability of borrowers to comply with repayment terms. For further information, see Note 3 of “Notes to Consolidated Financial Statements.”

Allowance for Loan Losses: Management considers a variety of factors in establishing the appropriate levels for the allowance for loan losses. Consideration is given to, among other things, the impact of current economic conditions, the diversification of the loan portfolio, historical loss experience, the review of loans by the loan review personnel, the individual borrower’s financial and managerial strengths and the adequacy of underlying collateral.

The process used to allocate the allowance for loan losses considers, among other factors, whether the borrower is a mortgage, retail or commercial customer, whether the loan is secured or unsecured and whether the loan is an open or closed-end agreement. Generally, loans are reviewed and risk is graded among groups of loans with similar characteristics. The probable loss estimates for each risk grade group are the basis for the allowance allocation. The loss estimates are based on prior experience, general risk associated with each loan group and current economic conditions. The unallocated allowance for loan losses primarily represents the impact of certain conditions and other factors that were not considered in allocating the allowance to the specific components of the loan portfolio, such as current economic conditions. The Bank increased the unallocated allowance at December 31, 2003 because the possibility of additional loan losses due to unidentified property damage that occurred on the North Carolina coast from Hurricane Isabel in October 2003, as well as uncertain economic conditions. Throughout 2005 and 2004, as these uncertainties were resolved, the Company allocated portions of the unallocated allowance. However, near the end of the current year, the Bank increased the unallocated allowance because of the possibility of additional loan losses due to the general slowdown of growth in the economy existing at December 31, 2006. Management considers the established allowance adequate to absorb losses that relate to loans outstanding at December 31, 2006.

The following table analyzes activity in the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of period	$6,763	$4,353	$3,447	$2,937	$2,523
Provision for loan losses	2,235	2,485	970	740	740
Loans charged-off
Real Estate:
Construction and land development	1,050	12	—	—	—
Mortgage:
1-4 family residential	2	23	—	—	62
Commercial	—	—	16	—	—
Equity line	—	3	—	—	3
Commercial, industrial and agricultural	62	—	—	142	235
Consumer	105	46	93	95	60

Total loans charged-off	(1,219)	(84)	(109)	(237)	(360)
Recoveries
Real Estate:
Mortgage:
1-4 family residential	—	1	—	—	27
Commercial	—	—	31	—	—
Equity line	—	3	—	—	—
Commercial, industrial and agricultural	—	—	—	—	—
Consumer	7	5	14	7	7

Total recoveries	7	9	45	7	34
Net charge-offs	1,212	75	64	230	326

Balance at end of period	$7,786	$6,763	$4,353	$3,447	$2,937

Ratio of net charge-offs to average loans outstanding during the period	0.01%	0.01%	0.02%	0.06%	0.08%

Ratio of loan loss reserve to total loans	1.02%	1.05%	0.96%	0.85%	0.74%

Management believes that it has established the Bank’s existing allowance for loan losses in accordance with generally accepted accounting principles. Additions to the allowance may be necessary due to changes in economic conditions, real estate market values, and growth in the portfolio or other factors. In addition, bank regulators may require Cooperative Bank to make adjustments to the allowance for loan losses in the course of their examinations based on their judgments as to the value of the Bank’s assets. For further information regarding the Bank’s allowance for loan losses see Management’s Discussion and Analysis and Note 3 of “Notes to Consolidated Financial Statements.”

The following table sets forth information about the Bank’s allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate:
Construction and land development	$1,948	22%	$1,432	20%	$759	14%	$499	14%	$511	13%
Mortgage:
1-4 family residential	2,503	48	2,508	46	1,092	50	814	51	854	52
Multi-family residential	202	2	254	3	187	3	160	3	145	4
Commercial	2,272	21	1,989	23	1,630	24	1,146	22	911	22
Equity line	244	3	252	4	186	4	150	4	135	4
Other	8	—	8	—	9	—	3	—	3	—

Total real estate loans	7,177	96%	6,443	96%	3,863	95%	2,772	94%	2,559	95%
Commercial, industrial and agricultural	192	3	222	3	222	3	138	4	137	3
Consumer	96	1	64	1	63	2	58	2	58	2
Unallocated	321	—	34	—	205	—	479	—	183	—

Total gross loans	$7,786	100%	$6,763	100%	$4,353	100%	$3,447	100%	$2,937	100%

Investment Activities

The following table sets forth the carrying value of the Bank’s investment securities portfolio at the dates indicated. For additional information regarding the Bank’s investments, see Note 2 of “Notes to Consolidated Financial Statements.”

	At December 31,
	2006	2005	2004
	(In thousands)
Securities held to maturity:
Mortgage-backed securities	$1,738	$2,029	$2,660

Total securities held to maturity	$1,738	$2,029	$2,660
Securities available for sale:
U.S. Government and agency securities	$33,601	$30,369	$30,513
Mortgage-backed securities	4,770	5,626	7,521
Marketable equity securities	4,980	4,935	5,002
Corporate bond	—	1,451	1,499

Total securities available for sale	$43,351	$42,381	$44,535
Total investment securities portfolio	$45,089	$44,410	$47,195

The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank’s investment securities portfolio at December 31, 2006.

			After One		After Five
	One Year or Less		Through Five Years		Through Ten Years		More than Ten Years		Total Investments Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Fair Value	Average Yield
	(Dollars in thousands)
Securities held to maturity:
Mortgage-backed securities	$—	—	$—	—	$—	—	$1,738	4.53%	$1,738	$1,681	4.53%

Total securities held to maturity	$—	—	$—	—	$—	—	$1,738	4.53%	$1,738	$1,681	4.53%
Securities available for sale:
U.S. Government and agency securities	$4,219	4.88%	$29,382	4.25%	$—	—	$—	—	$33,601	$33,601	4.33%
Mortgage-backed securities	—	—	—	—	—	—	4,770	5.00%	4,770	4,770	5.00%
Marketable equity securities	—	—	—	—	—	—	4,980	6.14%	4,980	4,980	6.14%

Total securities available for sale	$4,219	4.88%	$29,382	4.25%	$—	—	$9,750	5.58%	$43,351	$43,351	4.61%
Total investment securities portfolio	$4,219	4.88%	$29,382	4.25%	$—	—	$11,488	5.42%	$45,089	$45,032	4.61%

Deposit Activities and Other Sources of Funds

General: Deposits are the major source of the Bank’s funds for lending and other investment purposes. In addition to deposits, Cooperative Bank derives funds from interest payments, loan principal repayments, borrowed funds and funds provided by operations. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates, economic conditions and competition. Borrowings may be used to compensate for reductions in the availability of funds from other sources. The Bank intends to fund its activities primarily through deposits.

Deposits: Deposits are attracted from within the Bank’s primary market area through the offering of a broad selection of deposit instruments including checking, savings, money market deposit and term certificate accounts (including negotiated brokered deposits and jumbo certificates in denominations of $100,000 or more) and individual retirement plans. Deposit account terms vary, among other things, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate. In addition to deposits made at a branch, the Bank obtains funds through brokers and attracts deposits over the Internet, both of which are considered viable alternatives to borrowed funds. For further information regarding the Bank’s deposits, see Management’s Discussion and Analysis and Note 5 of “Notes to Consolidated Financial Statements.”

The following table contains information relating to the Company’s average time deposits and their corresponding expense and average cost for the periods indicated.

	At December 31,
	2006	2005	2004
	(Dollars in Thousands)
Average time deposit balance	$478,655	$361,064	$276,465
Interest Expense	21,531	11,430	5,952
Average cost	4.50%	3.17%	2.15%

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2006.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$79,620
Over three through six months	48,136
Over six months through twelve months	84,229
Over twelve months	67,136

Total	$279,121

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

For further information regarding the Bank’s borrowings, see Note 6 of “Notes to Consolidated Financial Statements.”

REGULATION AND SUPERVISION

Regulation of the Company

General: Bankshares is registered as a public company with the SEC and its common stock is quoted on the NASDAQ Stock Market, Inc. (“NASDAQ”). Bankshares is also registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and, as such, is subject to supervision, regulation and regular examination by the Federal Reserve Board. In addition, as a state commercial bank holding company, the Company is subject to supervision by the North Carolina Office of the Commissioner of Banks (the “Commissioner”) under North Carolina law. As a public company, Bankshares is required to file annual, quarterly and current reports with the SEC. As a bank holding company, Bankshares is required to furnish to the Federal Reserve Board annual and quarterly reports and any such additional information as the Federal Reserve Board may require pursuant to the BHCA.

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

Regulation of the Bank

General: As a North Carolina chartered commercial bank with deposits insured by the FDIC’s Deposit Insurance Fund (“DIF”), Cooperative Bank is subject to extensive regulation by the Commissioner and the FDIC. The lending activities and other investments of the Bank must comply with various federal regulatory requirements and the Commissioner and the FDIC periodically examine Cooperative Bank for compliance with these requirements. The Bank must file reports with the Commissioner and the FDIC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Some of these regulatory requirements are referred to below or appear elsewhere herein.

Capital Requirements: The regulations of the Federal Reserve Board and the FDIC require bank holding companies and state-chartered banks that are not members of the Federal Reserve System to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital (as defined below) to total assets of 3%. Although setting a minimum 3% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is 4% of total adjusted assets. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels.

The risk-based capital rules of the Federal Reserve Board and the FDIC require bank holding companies and state non-member banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. For banks, core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships and certain other required deductions. The components of supplementary capital generally include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. The definition of core capital is slightly broader for bank holding companies; for example, limited amounts of cumulative perpetual preferred stock is includable in core capital. The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets.

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

The Bank was in compliance with both the FDIC capital requirements and the North Carolina net worth requirement at December 31, 2006. For further information regarding the Bank’s capital requirements, see Note 7 of “Notes to Consolidated Financial Statements.”

Prompt Corrective Regulatory Action: The FDIC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a bank that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A bank that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a bank that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the FDIC within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 50% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve compliance with the applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” banks are subject to additional mandatory restrictions. The FDIC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Subject to a narrow exception, a receiver or conservator must be appointed within specified time frames for an institution that is “critically undercapitalized.”

For information regarding the position of the Bank with respect to the FDIC Improvement Act (“FDICIA”) prompt corrective action rules, see Note 7 of “Notes to Consolidated Financial Statements.”

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

Insurance of Deposit Accounts: The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Federal Deposit Insurance Corporation recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit is expected to approximate $390,000. The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending December 31, 2006 averaged 1.28 basis points of assessable deposits.

The Reform Act provided the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

Transactions with Affiliates and Insiders: Transactions between banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, (ii) establish specified collateral requirements for certain bank transactions with their affiliates and (iii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a nonaffiliate. A bank holding company and its subsidiaries are considered “affiliates” of the bank under Section 23A and 23B. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions.

The Sarbanes-Oxley Act of 2002 (“SOX”) generally prohibits loans by the Company to its executive officers and directors. However, that act contains a specific exception for loans by the Bank to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. Both the individual and aggregate amount of loans the Bank may make to insiders are limited based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Extensions of credit to executive officers are further restricted as to amount and type.

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

Federal Home Loan Bank System: The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. Cooperative Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at December 31, 2006 of approximately $6.7 million.

Federal Reserve Board Regulation: Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves of 3% on the first $8.5 million to $45.8 million of transaction accounts, plus 10% on the remainder. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. At December 31, 2006, the Bank met its reserve requirements.

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

For additional information regarding federal and state taxes, see Note 10 of “Notes to Consolidated Financial Statements in the Annual Report.”

State Income Taxation

Under North Carolina law, the Bank is subject to an annual corporate income tax of 6.90% of its federal taxable income as computed under the Code, subject to certain prescribed adjustments. In addition to the state corporate income tax, the Bank is subject to an annual state franchise tax, which is imposed at a rate of 0.15% applied to the greatest of the Bank’s (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of property in North Carolina. The filing of consolidated returns is not permitted under North Carolina law. Because Lumina closed its Myrtle Beach, South Carolina office and its Virginia Beach, Virginia office during 2006, Lumina will file a corporate income tax return in each of these states, in addition to North Carolina, even though no offices are operated in these states as of December 31, 2006. The annual corporate income tax rate in North Carolina, South Carolina and Virginia is 6.90%, 5.00% and 6.00% respectively. Management does not expect Lumina to file corporate income tax returns in South Carolina and Virginia for 2007.

Item 1A.	Risk Factors

As we continue to expand and open additional branches, we may encounter risks unique to a particular area which could have an adverse effect on our business or results of operations.

We constantly monitor potential opportunities for expansion within our geographic area in an attempt to better serve existing customers, attract new customers, and deliver an equitable rate of return for our stockholders. Although management attempts to forecast the results of expansions, it is possible that risk factors existed that were either not considered or inaccurately forecasted by management. In the event that we expand our existing market area and management is unable to anticipate all risks associated with our expansion, our business or results of operations could be adversely affected.

Our construction and land development and commercial lending may expose us to a greater risk of loss and hurt our earnings and profitability.

Our business strategy centers, in part, on offering construction and land development and commercial loans secured by real estate in order to expand our net interest margin. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to-four family residential mortgage loans. At December 31, 2006, construction and land development and commercial loans secured by real estate totaled $326.8 million, which represented 42.8% of total loans. If we continue to increase the level of these loans, we will increase our credit risk profile relative to other financial institutions that have higher concentrations of one-to-four family loans.

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

Because the majority of our borrowers and depositors are individuals and businesses located and doing business in the communities of Eastern North Carolina, our success depends, to a significant extent, upon economic conditions throughout this area. This market is generally segmented into coastal communities and inland areas. The economics of the coastal communities (concentrated in Dare, Carteret, Currituck, Onslow, Pender, New Hanover and Brunswick Counties) are seasonal and largely dependent on the summer tourism industry. The economy of Wilmington, the largest city in the market area, a historic seaport with a population of approximately 100,000, is also reliant upon summer tourism, but is diversified into the chemicals, shipping, pharmaceutical, aircraft engines and fiber optics industries. Wilmington also serves as a regional retail center, a regional medical center and home of the University of North Carolina at Wilmington. The inland communities we serve (concentrated in Bladen, Brunswick, Columbus, Duplin, Hyde, Beaufort and Pender Counties) are largely service areas for agricultural activities. In addition, the Company extended its footprint west with a Lumina office in Charlotte, the largest city in North Carolina.

Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the Carolinas could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

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

The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as, other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. While we believe we can, and do, successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, smaller resources and smaller lending limits, lack of geographic diversification and inability to spread our marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, we can give no assurance this strategy will continue to be successful.

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

Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate 17 times, from 1.00% to 5.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin to date. If short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would experience further compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

We principally manage interest rate risk by managing the volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

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

At December 31, 2006 our allowance for loan losses as a percentage of loans was 1.02%. Regulators, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

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

Cooperative Bank is subject to regulation, supervision and examination by the North Carolina Office of the Commissioner of Banks and the Federal Deposit Insurance Corporation, as insurer of its deposits. Such regulation and supervision govern the activities in which a commercial bank and its holding company may engage and are intended primarily for the protection of the DIF and for the depositors of Cooperative Bank and are not intended to protect the interests of investors in our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. In addition, the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq that are applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audit and maintaining our internal controls.

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

Bankshares’ ability to service our debt, pay dividends and otherwise pay our obligations as they come due is substantially dependent on capital distributions from Cooperative Bank, and these distributions are subject to regulatory limits and other restrictions.

A substantial source of Bankshares’ income from which we service our debt, pay our obligations and from which we can pay dividends is the receipt of dividends from Cooperative Bank. The availability of dividends from Cooperative Bank is limited by various statutes and regulations. It is also possible, depending upon the financial condition of Cooperative Bank, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event that Cooperative Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock. The inability to receive dividends from Cooperative Bank would adversely affect our business, financial condition, results of operations and prospects.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Bank operated 21 offices throughout the coastal and inland communities of Eastern North Carolina at December 31, 2006. The Bank has a total of 9 offices that are subject to leases. The land is leased for 5 of these offices on which the Bank has its own building. Three offices are a lease of the land and the building on it and one is an office condominium that is leased by the Bank. Lumina operated 3 offices in North Carolina, all of which are leased. In addition, the Bank has signed a land lease to open a branch in Leland, North Carolina, a suburb of Wilmington. We expect to open this branch in the second quarter of 2007. For additional information relating to premises and equipment, see Note 4 and Note 16 of “Notes to Consolidated Financial Statements.”

Item 3.	Legal Proceedings

Although the Company, from time to time, is involved in various legal proceedings in the normal course of business, the Company is not party to any material pending legal proceedings that they believe would have a material adverse effect on the financial condition or operations of the Company.

Pursuant to Section 6707A(e) of the Code, we must disclose if we have been required to pay a penalty to the Internal Revenue Service for failing to make disclosures required with respect to certain transactions that have been identified by the Service as abusive or that have a significant tax avoidance purpose. During the year ended December 31, 2006, we did not enter into any such transactions and were not required to pay a penalty to the Service for failing to make the required disclosures.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

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

The Company did not purchase any of its common stock during the quarter ended December 31, 2006.

The following graph compares the cumulative total return attained by shareholders on Cooperative Bankshares’ common stock from December 31, 2001 through December 31, 2006, relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Bank index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes assuming the reinvestment of all dividends.

	12/01	12/02	12/03	12/04	12/05	12/06
Cooperative Bankshares, Inc.	$100.00	$149.73	$242.86	$260.77	$295.54	$393.54
NASDAQ Composite	100.00	71.97	107.18	117.07	120.50	137.02
NASDAQ Bank	100.00	59.14	89.11	103.85	130.57	166.05

Item 6.	Selected Financial Data

Selected Annual Data

At December 31,	2006	2005	2004	2003	2002
	Dollars in thousands
Selected Financial Condition Data:
Assets	$860,090	$746,266	$550,107	$502,437	$504,220
Net loans	753,612	636,964	449,417	401,373	390,886
Securities	45,089	44,410	47,195	47,419	49,935
FHLB stock	6,715	5,829	4,519	4,154	4,055
Deposits	661,892	564,990	414,758	367,202	357,264
Borrowed funds	136,021	125,344	85,426	89,505	104,678
Stockholders’ equity	57,623	51,096	46,910	43,143	38,448

Year Ended December 31,	2006	2005	2004	2003	2002
	Dollars in thousands
Selected Operations Data:
Interest income	$56,529	$39,258	$27,603	$27,975	$29,650
Interest expense	28,392	16,159	9,205	10,686	13,875
Net interest income	28,137	23,099	18,398	17,289	15,775
Provision for loan losses	2,235	2,485	970	740	740
Noninterest income	5,082	5,947	5,183	6,486	4,600
Noninterest expenses	19,016	17,301	15,586	15,041	11,888
Income before income taxes	11,968	9,260	7,025	7,994	7,747
Net income	7,640	5,502	4,681	5,404	4,944
Selected Financial Ratios and Other Data:
Return on average assets	0.94%	0.84%	0.89%	1.07%	1.05%
Return on average equity	14.18%	11.28%	10.54%	13.16%	13.70%
Average stockholders’ equity to average assets	6.66%	7.48%	8.49%	8.17%	7.64%
Non-performing assets to total assets	0.23%	0.01%	0.04%	0.05%	0.24%
Allowance for loan losses to loans	1.02%	1.05%	0.96%	0.85%	0.75%
Dividend payout ratio	15.62%	15.65%	15.89%	10.54%	11.47%
*Per Share Data:
Earnings per:
Common share - basic	$1.18	$0.85	$0.73	$0.85	$0.77
Common share - diluted	$1.15	$0.84	$0.72	$0.83	$0.77
Cash dividends declared	$0.18	$0.13	$0.12	$0.09	$0.09
Book value	$8.85	$7.91	$7.29	$6.73	$6.03

*	The per share information is computed after giving retroactive effect to the 3-for-2 stock splits in the form of a 50% stock dividend declared on May 31, 2006 and January 19, 2005.

Selected Quarterly Data

	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Dollars in thousands
Selected Quarter-End Balances**
Assets	$860,090	$843,086	$827,745	$782,702	$746,266	$715,581	$667,080	$596,336
Net loans	753,612	731,497	718,093	675,233	636,964	610,010	529,210	493,658
Securities	45,089	43,056	42,595	43,616	44,410	44,751	45,939	46,133
FHLB stock	6,715	6,625	6,535	6,355	5,829	5,424	5,334	5,289
Deposits	661,892	648,467	633,430	591,871	564,990	542,009	512,097	441,985
Borrowed funds	136,021	134,544	136,130	133,349	125,344	118,962	102,398	103,365
Stockholders’ equity	57,623	55,798	53,283	52,091	51,096	49,929	48,966	47,480

	Dollars in thousands
Selected Operations Data**
Interest income	$15,394	$14,903	$13,891	$12,341	$11,608	$10,506	$9,285	$7,859
Interest expense	8,307	7,581	6,708	5,796	5,214	4,465	3,680	2,800
Net interest income	7,087	7,322	7,183	6,545	6,394	6,041	5,605	5,059
Provision for loan losses	350	525	775	585	935	575	650	325
Noninterest income	1,355	1,271	1,349	1,107	1,705	1,458	1,528	1,256
Noninterest expenses	4,761	4,617	4,790	4,848	4,562	4,364	4,224	4,151
Income before income taxes	3,331	3,451	2,967	2,219	2,602	2,560	2,259	1,839
Net income	2,109	2,279	1,799	1,453	1,457	1,506	1,391	1,148
Selected Financial Ratios and Other Data**
Return on average assets	1.00%	1.10%	0.90%	0.77%	0.80%	0.88%	0.87%	0.81%
Return on average equity	14.66%	16.77%	13.45%	11.60%	11.41%	12.06%	11.49%	10.04%
Average stockholders’ equity to average assets	6.79%	6.55%	6.66%	6.62%	7.05%	7.30%	7.61%	8.11%
Per Share Data*
Earnings per:
Common share - basic	$0.32	$0.35	$0.28	$0.22	$0.23	$0.23	$0.22	$0.18
Common share - diluted	$0.32	$0.34	$0.27	$0.22	$0.22	$0.23	$0.21	$0.17
Cash dividends declared	$0.05	$0.05	$0.05	$0.03	$0.03	$0.03	$0.03	$0.03
Book value	$8.85	$8.57	$8.19	$8.05	$7.91	$7.74	$7.59	$7.38

*	The per share information is computed after giving retroactive effect to the 3-for-2 stock splits in the form of a 50% stock dividend declared on May 31, 2006 and January 19, 2005.

**	Quarterly data for 2006 is presented after giving the effect of the adoption of SAB 108 in the fourth quarter of 2006. See Note 1 of “Notes to Consolidated Financial Statements” for further discussion of SAB 108.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

Cooperative Bankshares, Inc. (“Bankshares”) is a registered bank holding company incorporated in North Carolina in 1994. Bankshares is the parent company of Cooperative Bank (“Cooperative” or the “Bank”), a North Carolina chartered commercial bank. Cooperative Bank, headquartered in Wilmington, North Carolina, was chartered in 1898. The Bank provides financial services through 21 offices in Eastern North Carolina.

One of the Bank’s subsidiaries, Lumina Mortgage Company, Inc. (“Lumina”) is a mortgage banking firm originating and selling residential mortgage loans through three offices in North Carolina. The Bank liquidated its other subsidiary, CS&L Holdings, Inc. (“Holdings”), a holding company incorporated in Virginia for CS&L Real Estate Trust, Inc. (the “REIT”), a real estate investment trust, which was also liquidated. All assets and liabilities of the liquidated entities were transferred to the Bank. These entities were liquidated due to the State of North Carolina’s announced treatment regarding dividends received from entities such as the REIT and management’s acceptance of the state’s Settlement Initiative discussed within “Income Taxes” in Management’s Discussion and Analysis. Holdings and REIT were liquidated effective June 30, 2006, with all of their assets and liabilities transferring to the Bank. Other than the effect on the Company’s effective income tax rate and related expense, this liquidation did not have a material impact on the Company’s financial position or results of operations. Bankshares, the Bank and the Bank’s subsidiaries are collectively referred to as the Company. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Cooperative Bank and its subsidiaries.

The following is management’s discussion and analysis presented to assist in understanding the Company’s financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements and the “Notes to Consolidated Financial Statements”.

Critical Accounting Policies

The preparation of our audited consolidated financial statements and the information included in management’s discussion and analysis is governed by policies that are based on accounting principles generally accepted in the United States of America and general practices within the banking industry. Among the more significant policies are those that govern accounting for allowance for loan losses and goodwill. These policies are discussed in Note 1 of the “Notes to Consolidated Financial Statements”.

A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and results, and requires a difficult, subjective or complex judgment by management. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. Estimates and judgments are integral to our accounting for certain items, and those estimates and judgments affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. The Company periodically evaluates its estimates, including those related to the reserve for loan losses and goodwill. While we base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. Further information regarding the accounting policies that we consider to be critical is provided below.

Allowance for loan losses: The Company’s most significant critical accounting policy is the determination of its allowance for loan losses. The allowance for loan losses reflects the estimated losses that will result from the inability of our customers to make required payments. The allowance for loan losses is the product of management’s evaluation of the risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair market value of collateral and other items that, in our opinion, deserve current recognition in estimating probable credit losses. Our evaluation process is based on historical evidence and current trends among delinquencies, defaults and nonperforming assets. Our estimate of the allowance for loan losses does not include the impact of events that might occur in the future.

Management considers the established allowance adequate to absorb losses that relate to loans outstanding at December 31, 2006, although future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require adjustments to the allowance based on their judgments of information available to them at the time of their examination. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated and additional provisions may be required. For further information on the allowance for loan losses, see “Financial Condition” in Management’s Discussion and Analysis and Note 3 of the “Notes to Consolidated Financial Statements”.

Goodwill: Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired in a business combination, is tested at least annually for impairment. The impairment test is a two-step process that begins with a comparison of book value and stock price. If the initial evaluation suggests that an impairment of the asset value exists, the second step would determine the amount of the impairment, if any. If the tests conclude that goodwill is impaired, the carrying value would be adjusted, and an impairment loss would be recorded. Based on our evaluation this year, goodwill is not impaired.

Management Strategy

Through its offices, the Bank provides a wide range of banking products, including interest-bearing and noninterest-bearing checking accounts, certificates of deposit, savings accounts and individual retirement accounts. It offers an array of loan products: overdraft protection, commercial, consumer, agricultural, real estate, residential mortgage and home equity loans. Also offered are safe deposit boxes and automated banking services through Online Banking, Bill Payment, ATMs and Access24 Phone Banking. The Bank also offers free Online Banking and Bill Pay for personal accounts. In addition, through the Bank’s third party partnership with Seagate Wealth Management Group through UVEST Investment Services, clients have access to a wide array of financial and wealth management solutions, including services such as professional money management, retirement and education planning and investment products including stocks, bonds, mutual funds, annuities and insurance products.

Lending Activities: The Bank’s lending activities have traditionally concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. In recent years the Bank has placed more emphasis on the origination of nonresidential real estate loans, equity lines of credit, and secured and unsecured consumer and business loans, growing these portfolios from $124.4 million, $18.4 million, $6.8 million and $15.2 million respectively at December 31, 2004 to $178.2 million, $26.5 million, $8.0 million and $20.0 million respectively at December 31, 2006. As of December 31, 2006 approximately $557.3 million, or 73.0% of the Bank’s loan portfolio, which excludes loans held for sale, consisted of loans secured by residential properties as compared to $452.5 million, or 70.1% of the Bank’s loan portfolio at December 31, 2005. The amount at December 31, 2006 includes $149.0 million of loans classified as construction and land development as compared to $110.3 million in the prior year. The increase in the percentage of residential properties was primarily due to the increase in residential construction and land development loans and lot loans. These increases are primarily the result of the growth and economic expansion in the Bank’s market area. Also contributing to the growth are factors such as hiring additional loan officers and the relocation of two branches in 2006 and another in 2005. The Bank originates adjustable rate and fixed rate loans. As of December 31, 2006, adjustable rate and fixed rate loans totaled approximately 67.9% and 32.1%, respectively, of the Bank’s total loan portfolio as compared to 63.7% and 36.3% respectively, of the Bank’s total loan portfolio as of December 31, 2005. The increase in adjustable rate commercial loans originated by the Bank during 2006 was the primary cause for this change.

The Bank has chosen to sell a large percentage of its fixed rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to invest its funds in commercial loans, while increasing fee income and reducing interest rate risk. In 2006 the Bank sold $3.6 million, as compared to $7.1 million in 2005, in loans in the secondary market where the Bank retained the servicing of the loans and receives a fee payable monthly of up to  1/4% per annum of the unpaid balance of each loan. In addition, the Bank sold $5.4 million in the secondary market and $14.3 million through a brokered arrangement where the Bank released the servicing of the loans during 2006. In 2005, the Bank sold loans with servicing released of $7.3 million in the secondary market and $15.8 million through a brokered arrangement. Lumina sold $126.3 million in the secondary market during 2006 as compared to $141.6 million in 2005.

The growth in the loan portfolio was concentrated in one-to-four family residential loans and real estate-backed commercial loans, including construction and land development loans. The commercial loans generally involve a higher level of credit risk than one-to-four family residential lending due to the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions and the volatility of the collateral. This increased risk, along with the growth in the loan portfolio, were the primary reasons for the increase in the total allowance for loan losses over the past several years.

Bankshares formed Cooperative Bankshares Capital Trust I (the “Trust”) on August 30, 2005 for the sole purpose of issuing $15.0 million of trust preferred securities and investing the proceeds from the sale of such trust preferred securities in debentures issued by Bankshares to the Trust. With the proceeds from the trust preferred offering, Bankshares invested $4.5 million and $10.0 million in the Bank to fund loan growth during the years ended December 31, 2006 and 2005, respectively.

Freezing of Defined Benefit Pension Plan: On April 11, 2006, the Company’s Board of Directors approved the freezing of the Bank’s defined benefit pension plan effective July 1, 2006. The plan covers certain salaried employees and, prior to the freeze, benefits were based on years of service and the employee’s compensation during the high 5 years preceding retirement. There are approximately 128 active salaried participants. In addition to the active participants, there are approximately 12 participants receiving benefits and approximately 35 terminated vested participants.

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

Participants in the above plans include all executive officers and, with the exception of the Company’s President and Executive Officer, Frederick Willetts, III, no directors. For further information, see Note 8 of “Notes to Consolidated Financial Statements.”

Stock Split: On May 31, 2006, Bankshares declared a 3-for-2 stock split in the form of a 50% stock dividend. This split was distributed on June 30, 2006 and increased the number of common shares outstanding at that time to 6,503,748. All references to per share results and weighted average common and common equivalent shares outstanding have been adjusted to reflect the effects of this stock split.

Branch Network: The Bank opened a new Morehead City branch on March 13, 2006, which was a relocation of another branch. The Bank also opened another Wilmington branch at Porter’s Neck on January 3, 2006 and in conjunction the Bank closed its Ogden office on December 30, 2005. In August 2005, the Bank opened its new Shipyard office, which was a relocation of its Wilmington Long Leaf branch. The Bank began utilizing its new Operations and Training Center in May 2005. This facility houses the Company’s computer operations as well as a state of the art training center to further enhance the skills of the employees in an effort to better serve our customers. The Bank has received approval from the North Carolina Banking Commission and the FDIC to sign, and has signed, a lease to open a branch in Leland, NC, a suburb of Wilmington. We expect to open this branch in the second quarter of 2007.

Lumina closed its Myrtle Beach, South Carolina office on October 17, 2006 and its Virginia Beach, Virginia office on April 28, 2006. On August 10, 2005, Lumina opened a mortgage office in Charlotte, North Carolina. Lumina also opened an office in Surf City, North Carolina, a growing coastal community, in February 2005.

Subsequent Events: On March 7, 2007, Bankshares entered into a definitive merger agreement with Bank of Jefferson in which Cooperative will acquire the net assets of Bank of Jefferson. Bank of Jefferson is headquartered in Chesterfield County, South Carolina. The transaction is subject to the approval of Bank of Jefferson’s shareholders and appropriate regulatory authority. The transaction is expected to be consummated in the third quarter of 2007 and is not expected to be accretive or dilutive to earnings.

On February 27, 2007, Cooperative Bank purchased a lot in Whiteville, North Carolina. The purchase price was $525,000. The Bank intends to relocate its Whiteville branch to this lot, subject to regulatory approval.

Interest Rate Sensitivity Analysis

Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be analyzed using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when interest rate sensitive assets exceed interest rate sensitive liabilities. Gap is considered negative when interest rate sensitive liabilities exceed interest rate sensitive assets. At December 31, 2006, the Company had a one-year positive gap position of 4.8%. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income, while a negative gap would tend to adversely affect net interest income. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income while a negative gap would tend to result in an increase in net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, a part of the Company’s adjustable-rate mortgage loans have been indexed to the National Monthly Median Cost of Funds ratio for Office of Thrift Supervision regulated institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings, and money market deposit accounts. Historically, the Company experienced relatively modest repricing on these types of transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

When Lumina gives a rate lock commitment to a customer, there is a concurrent “lock-in” for the loan with a secondary market investor under a best efforts delivery mechanism. Therefore, interest rate risk is mitigated because any commitment to fund loans available for sale is concurrently hedged by a commitment from an investor to purchase the loan under the same terms. Loans originated by Lumina are usually sold within 60 days after closing.

The following table indicates the time periods in which interest-earning assets and interest-bearing liabilities will mature or reprice in accordance with their contractual terms. The table assumes prepayments and scheduled principal amortization of fixed-rate loans, mortgage-backed securities and callable securities and borrowings. The table also assumes that adjustable rate loans will reprice at contractual repricing intervals and transaction and savings accounts will gradually run off and reprice.

Interest Rate Sensitivity Analysis

December 31, 2006	One Year or Less	Over One Through Five Years	Over Five Through Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Interest-earning assets:
Securities	$10,612	$32,188	$1,697	$592	$45,089
Interest-bearing bank balances	4,190	—	—	—	4,190
Federal Home Loan Bank stock	6,715	—	—	—	6,715
All loans	556,861	183,598	16,114	9,267	765,840

Total	$578,378	$215,786	$17,811	$9,859	$821,834

Interest-bearing liabilities:
Deposits	$469,989	$138,951	$10,920	$—	$619,860
Borrowed funds	67,493	68,492	36	—	136,021

Total	$537,482	$207,443	$10,956	$—	$755,881

Interest rate sensitivity gap	$40,896	$8,343	$6,855	$9,859	$65,953

Cumulative interest rate sensitivity gap	$40,896	$49,239	$56,094	$65,953

Cumulative ratio of interest-earning assets to interest-bearing liabilities	107.6%	106.6%	107.4%	108.7%

Ratio of cumulative gap to total assets	4.8%	5.7%	6.5%	7.7%

Liquidity

The Company’s goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, proceeds from loan sales, growth in deposits, income from operations and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta (“FHLB”) in an amount of up to 25% of the Bank’s total assets. At December 31, 2006, the Bank’s borrowed funds from the FHLB equaled 13.5% of its total assets. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition. The Bank also made use of $49.1 million and $20.7 million in brokered deposits acquired during 2006 and 2005, respectively. The increase in brokered deposits was primarily due to management’s determination that brokered deposits represented the most cost effective means of funding loan growth at the time the deposits were acquired.

At December 31, 2006, the estimated market value of liquid assets (cash, cash equivalents, marketable securities and loans held for sale) was approximately $66.5 million, representing 8.3% of deposits and borrowed funds as compared to $73.1 million or 10.6% of deposits and borrowed funds at December 31, 2005. The decrease in liquid assets was primarily due to a decrease in cash and cash equivalents due to the deployment of cash to higher yielding loans. The decrease in the liquidity percentage was due to a decrease in liquid assets compounded with increases in the use of deposits and borrowed funds to fund loan growth. Management maintains a portfolio generally consisting of mortgage-backed securities and securities with short-term maturities (securities that mature within 6 years) and call dates, consistent with the Bank’s focus on liquidity. Investment securities available for sale are recorded at their fair value, with the unrealized gain or loss included as a component of stockholders’ equity, net of deferred taxes.

The Company’s securities portfolio consists of U.S. Treasury, U.S. Government agency, mortgage-backed and other permissible securities including preferred stock from the Federal Home Loan Mortgage Corporation (“FHLMC”). Fannie Mae (“FNMA”) and FHLMC guarantee the mortgage-backed securities. Mortgage-backed securities entitle the Company to receive a pro rata portion of the cash flows from an identified pool of mortgages. Although mortgage-backed securities generally offer lower yields than the loans for which they are exchanged, they present substantially lower credit risk by virtue of the guarantees that back them. Mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

The mortgage-backed and related securities owned by the Company are subject to repayment by the mortgagors of the underlying collateral at any time. These repayments may be affected by a rising or declining interest rate environment. During a rising or declining interest rate environment, repayments and the interest rate caps may subject the Company’s mortgage-backed and related securities to yield and/or price volatility.

The Company’s primary uses of liquidity are to fund loans and to purchase investments. Management considers current liquidity levels adequate to meet the Company’s cash flow requirements. However, if the loan portfolio continues to increase as it has recently, additional funding sources, such as an increased use of brokered deposits, additional borrowings or loan sales, may need to be considered.

Off-Balance Sheet Arrangements

At December 31, 2006, outstanding off-balance sheet commitments to extend credit totaled $115.9 million, and the undisbursed portion of construction loans was $88.7 million. The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors except as disclosed in Note 3 of “Notes To Consolidated Financial Statements.”

Contractual Obligations and Commitments

The Bank enters into agreements that obligate it to make future payments under contracts, such as debt and lease agreements. In addition, the Bank commits to lend funds in the future such as credit lines and loan commitments. The following is a table of such contractual obligations and commitments at December 31, 2006:

Contractual Obligations and Commitments

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Contractual Obligations
Borrowed Funds	$136,021	$27,485	$45,000	$38,000	$25,536
Lease Obligations	9,540	659	1,101	1,101	6,679
Deposits	661,892	563,232	98,660	—	—

Total Contractual Cash Obligations	$807,453	$591,376	$144,761	$39,101	$32,215

	Amount of Commitment Expiration
	Per Period
(Dollars in thousands)	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Other Commitments
Undisbursed portion of home equity collateralized primarily by junior liens on 1-4 family properties	$60,873	$300	$37,651	$867	$22,055
Other commitments and credit lines	48,383	35,451	12,549	257	126
Undisbursed portion of construction loans	88,722	88,722	—	—	—
Available for sale mortgage loan commitments	4,245	4,245	—	—	—
Fixed-rate mortgage loan commitments	417	417	—	—	—
Adjustable-rate mortgage loan commitments	1,960	1,960	—	—	—

Total Commitments	$204,600	$131,095	$50,200	$1,124	$22,181

In the normal course of business, the Company may enter into purchase agreements for goods or services. In management’s opinion, the dollar amount of such agreements at December 31, 2006 is immaterial and has not been included in the table above.

Capital Resources

Stockholders’ equity at December 31, 2006, was $57.6 million, up $6.5 million, or 12.8%, from $51.1 million at December 31, 2005. The improved capital position during the year 2006 reflects the impact of earnings retention after the declaration of cash dividends of $1.2 million and the proceeds from issuance of 51,492 shares of common stock upon the exercise of stock options. Stockholders’ equity at December 31, 2006 includes an unrealized loss, net of tax, of $447,000 as compared to $462,000 at December 31, 2005, on securities available for sale marked to estimated fair market value.

Under the capital regulations of the Federal Deposit Insurance Corporation (“FDIC”), the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (“Tier I”) capital to average adjusted assets of at least 3% if the most highly rated and at least 4% for others. At December 31, 2006, the Bank’s leverage capital ratio was 8.50%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is generally defined as Tier I capital plus the balance of the allowance for loan losses. At December 31, 2006, the Bank had a ratio of qualifying total capital to risk-weighted assets of 10.94%.

The Company, as a bank holding company, is also subject, on a consolidated basis, to the capital adequacy guidelines of the Board of Governors of the Federal Reserve (the “Federal Reserve Board”). The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank.

As of December 31, 2006, the Company exceeded all of its capital requirements. Management expects the Company to continue to exceed these capital requirements without altering current operations or strategies. If the Bank continues to grow at a pace similar to the recent growth, Bankshares may need to undertake other capital raising measures such as issuing additional junior subordinate debentures to supplement risk-based capital. For further information, see Note 7 of “Notes to Consolidated Financial Statements.”

On May 31, 2006, the Company declared a 3-for-2 stock split in the form of a 50% stock dividend, which was distributed June 30, 2006, to shareholders of record on June 12, 2006. This split increased the number of common shares outstanding to 6,503,748 at the time of distribution.

On November 28, 2006, Bankshares’ Board of Directors approved a quarterly cash dividend on its common stock of $.05 per share. The dividend was payable January 15, 2007, to shareholders of record on January 1, 2007. Any future payment of dividends is dependent on the financial condition and capital needs of the Company, requirements of regulatory agencies and economic conditions in the marketplace.

FINANCIAL CONDITION

The Company’s total assets increased 15.3% to $860.1 million at December 31, 2006, compared to $746.3 million at December 31, 2005. Asset growth was primarily attributable to an increase of $117.7 million, or 18.3% in loans. Loan growth was funded primarily by increases in deposits of $96.9 million, or 17.2%, short-term borrowings of $5.7 million, or 26.1%, long-term obligations of $5.0 million, or 4.8%, as well as through the use of cash and cash equivalents. As a result, cash and cash equivalents decreased $6.8 million, or 28.6%, from the amount at December 31, 2005. The increase in loans and deposits was primarily the result of continued loan and deposit growth in its expanded and improved branch network, the Bank being located in markets experiencing strong economic growth throughout the year and the Bank’s continued emphasis on increasing overall loan production. The increase in deposits was mainly in thirteen month certificates due to the Bank offering a competitive promotional rate on a reasonably short term deposit in an effort to foster deposit growth. In addition, the Bank increased brokered deposits by $49.1 million during 2006 as discussed under “Liquidity.” The majority of loan growth occurred in one-to-four family residential loans which grew $69.4 million (23.4%), construction and land development loans which grew $36.9 million (28.6%) and commercial real estate loans which grew $12.3 million (8.3%) during this period. Accrued interest receivable increased $1.1 million (33.5%) due to the increase in loans. Other assets increased $1.2 million (8.2%) largely due to an increase in deferred taxes of $654,000 related primarily to the allowance for loan losses.

The Company’s nonperforming assets (nonaccrual loans, accruing loans 90 days or more delinquent and foreclosed real estate) were $1.9 million, or 0.23% of assets, at December 31, 2006, compared to $58,000 or 0.01% of assets, at December 31, 2005. Foreclosed real estate increased to $653,000 at December 31, 2006 from $26,000 one year earlier. Foreclosed real estate is made up of two properties with one being an ocean front lot valued at $574,000 which must have mature vegetation on the dunes before the property can be developed. The remaining increase in nonperforming assets was primarily the result of an increase in delinquencies primarily relating to one customer relationship, collateralized by numerous one-to-four family properties, totaling approximately $973,000 of the delinquencies. With respect to this relationship, management believes the delinquent loans are adequately collateralized. The Company assumes an aggressive position in collecting delinquent loans and disposing of foreclosed assets to minimize balances of nonperforming assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. The change in the loan portfolio, which increases risk, along with the growth in the loan portfolio, were the primary reasons for the increase in the allowance for loan losses over the past several years. While there can be no guarantee, in the opinion of management, the allowance for loan losses of $7.8 million at December 31, 2006 is adequate to cover probable losses inherent in the loan portfolio. For further information see “Results of Operation-Provision for Loan Losses.”

Management considers a variety of factors in establishing the appropriate level for the allowance for loan losses. Consideration is given to, among other things, the impact of current economic conditions, the diversification of the loan portfolio, historical loss experience, the review of loans by loan review personnel, the individual borrower’s financial and managerial strengths and the adequacy of underlying collateral.

The process used to allocate the allowance for loan losses considers, among other factors, whether the borrower is a mortgage, retail or commercial customer, whether the loan is secured or unsecured, and whether the loan is an open or closed-end agreement. Generally, loans are reviewed and risk graded among groups of loans with similar characteristics. An independent third party annually reviews our risk grades for appropriateness. The probable loss projections for each risk grade group are the basis for the allowance allocation. The loss estimates are based on prior experience, general risk associated with each loan group and current economic conditions. The unallocated allowance for loan losses primarily represents the impact of certain conditions and other factors that were not considered in allocating the allowance to the specific components of the loan portfolio.

RESULTS OF OPERATION

The net income of the Company depends primarily upon net interest income. Net interest income is the difference between the interest earned on loans, the securities portfolio, and interest-earning deposits offset by the cost of funds, consisting principally of the interest paid on deposits and borrowings. The Company’s operations are materially affected by general economic conditions, the monetary and fiscal policies of the Federal government and the policies of regulatory authorities. Yields and costs have increased because of the actions taken by the Federal Reserve to increase interest rates during 2005 and the first six months of 2006.

Net Income

Net income for the year increased 38.9% to $7.6 million for 2006 as compared to $5.5 million for 2005. Net income was $4.7 million in 2004. The following analysis of the Company’s results of operations will explain the changes that had an effect on net income for the three years under review.

Interest Income

Interest income amounted to $56.5 million during 2006, an $17.3 million (44.0%) increase from 2005 levels, which increased $11.7 million (42.2%) from 2004 levels. The increase in interest income during 2006 is primarily a result of the combined effect of the average balance of interest-earning assets increasing 24.5% and the average yield increasing 98 basis points as compared to 2005. The increase in average interest earning assets is primarily the result of a $152.4 million, or 26.9%, increase in the average balance of loans. The increase in the average yield is primarily due to the rising interest rate environment. The increase in interest income from 2004 to 2005 was due to the combined effect of the yield on average interest-earning assets increasing 73 basis points and the average balance of interest-earning assets increasing 25.7%. The average yield on average interest-earning assets for the year 2006 increased to 7.28% as compared to 6.30% for 2005 and 5.57% for 2004.

Interest Expense

Interest expense amounted to $28.4 million during 2006, a $12.2 million (75.7%) increase from 2005 levels, compared to a $7.0 million (75.5%) increase from 2004 to 2005. This 2006 increase was caused by the combined effect of the average balance of interest-bearing liabilities increasing $143.5 million, or 25.7%, and the average cost increasing 115 basis points as compared to 2005. The increase in the average balance of interest-bearing liabilities is primarily the result of a $117.7 million, or 26.0%, increase in the average balance of deposits and, to a lesser extent, a $25.8 million, or 24.5%, increase in the average balance of borrowed funds. The increase in the average balance of deposits is primarily attributable to the Bank’s expanded and improved branch network, the Bank being located in markets experiencing economic growth and the Bank’s use of brokered deposits. The increase in the average cost of funds was primarily due to the rising interest rate environment and, to a lesser extent, the bank’s offering of promotional rates on certificates of deposit and the Bank’s increased use of brokered deposits to fund loan growth. The increase in interest expense from 2004 to 2005 was due to an 83 basis point increase in the average rate paid and a 25.2% increase in the average balance of interest-bearing liabilities in 2005 as compared to 2004. The average cost of interest-bearing liabilities for the year 2006 increased to 4.05% as compared to 2.90% for 2005 and 2.07% for 2004.

Net Interest Income

Net interest income totaled $28.1 million for the year ended December 31, 2006, an increase of $5.0 million, or 21.8% over 2005, when net interest income was $23.1 million. During 2005, net interest income increased $4.7 million or 25.6% over the $18.4 million recorded for fiscal year 2004. The Average Yield/Cost Analysis table analyzes the interest-earning assets and interest-bearing liabilities for the three years ending December 31, 2006. As stated earlier, the increase in average yield was primarily the result of increases in market interest rates. The Rate/Volume Analysis table identifies the causes for changes in interest income and interest expense for 2006 and 2005. The interest rate spread was 3.23% for 2006, compared to 3.40% for 2005 and 3.50% for 2004. The decrease in interest rate spread in 2006 was primarily caused by the cost of interest-bearing liabilities going up 17 basis points more than the yield on interest-earning assets. This can be primarily attributed to the need of the Bank to generate significant liquidity in order to fund loan growth by paying higher rates of return on our deposit accounts in order to attract new deposits and retain existing deposit accounts. The decrease in interest rate spread in 2005 as compared to 2004 was due to the cost of interest-bearing liabilities rising 10 basis points more than the yield on interest-earning assets. The net yield on interest-earning assets was 3.62% for 2006 compared to 3.71% for 2005 and 3.71% for 2004.

Average Yield/Cost Analysis

The following table contains information relating to the Company’s average balance sheet and reflects the average yield on earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. The average loan portfolio balances include nonaccrual loans.

Average Yield / Cost Analysis

	For the year ended
(Dollars in thousands)	DECEMBER 31, 2006			DECEMBER 31,2005			DECEMBER 31, 2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
Interest-earning assets:
Interest-bearing deposits in other banks	$6,121	$337	5.51%	$4,870	$172	3.53%	$4,029	$50	1.24%
Securities:
Available for sale	42,419	1,940	4.57%	43,628	1,997	4.58%	46,156	2,057	4.46%
Held to maturity	1,889	85	4.50%	2,384	110	4.61%	3,205	161	5.02%
FHLB stock	6,326	362	5.72%	5,269	217	4.12%	4,230	150	3.55%
All loans	719,476	53,805	7.48%	567,114	36,762	6.48%	438,296	25,185	5.75%

Total interest-earning assets	776,231	56,529	7.28%	623,265	39,258	6.30%	495,916	27,603	5.57%

Noninterest-earning assets	32,878			28,863			27,200

Total assets	$809,109			$652,128			$523,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$569,806	$22,389	3.93%	$452,099	$12,002	2.65%	$356,036	$6,426	1.80%
Borrowed funds	131,136	6,003	4.58%	105,331	4,157	3.95%	89,221	2,779	3.11%

Total interest-bearing liabilities	700,942	28,392	4.05%	557,430	16,159	2.90%	445,257	9,205	2.07%

Noninterest-bearing liabilities	54,298			45,913			33,459

Total liabilities	755,240			603,343			478,716
Stockholders’ equity	53,869			48,785			44,400

Total liabilities and stockholders’ equity	$809,109			$652,128			$523,116

Net interest income		$28,137			$23,099			$18,398

Interest rate spread			3.23%			3.40%			3.50%

Net yield on interest-earning assets			3.62%			3.71%			3.71%

Percentage of average interest-earning assets to average interest-bearing liabilities			110.7%			111.8%			111.4%

Rate/Volume Analysis

The table below provides information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by old rate) and (ii) changes in rates (change in rate multiplied by old volume). The changes attributable to changes in rate-volume have been allocated to the other categories based on relative absolute values.

Rate / Volume Analysis

	For the year ended December 31, 2005 vs. December 31, 2006 Increase (Decrease) Due to			For the year ended December 31, 2004 vs. December 31, 2005 Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Interest-bearing deposits in other banks	$52	$113	$165	$12	$110	$122
Securities:
Available for sale	(53)	(4)	(57)	(115)	55	(60)
Held to maturity	(22)	(3)	(25)	(39)	(12)	(51)
FHLB stock	50	95	145	41	26	67
All loans	10,823	6,220	17,043	8,083	3,494	11,577

Total interest-earning assets	10,850	6,421	17,271	7,982	3,673	11,655

Interest expense:
Deposits	3,639	6,748	10,387	2,028	3,548	5,576
Borrowed funds	1,118	728	1,846	552	826	1,378

Total interest-bearing liabilities	4,757	7,476	12,233	2,580	4,374	6,954

Net interest income	$6,093	$(1,055)	$5,038	$5,402	$(701)	$4,701

Provision for Loan Losses

The provision for loan losses charged to operations was $2.2 million during 2006 compared to $2.5 million and $970,000 during 2005 and 2004, respectively. We have grown our commercial loan portfolio in recent years and intend to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of nonpayment and loss than one-to-four family residential mortgage loans because repayment of these loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. The decrease in the provision for loan losses from 2005 to 2006 was caused by slower loan growth in 2006 than 2005 and hurricane related collateral impairment that was recognized in 2005 that was absent in 2006. The increase in the provision for loan losses from 2004 to 2005 was caused by significant growth of the loan portfolio, an increased emphasis on commercial lending, and hurricane related collateral impairment. Nonperforming assets at December 31, 2006 were $1.9 million compared to $58,000 at December 31, 2005 and $207,000 at December 31, 2004. For further information regarding the change in nonperforming assets, see “Financial Condition.” Net charge-offs for 2006 were $1.2 million compared to $75,000 during 2005 and $64,000 during 2004. The increase in charge-offs from 2005 to 2006 was primarily the result of two charge-offs. One charge-off in the amount of $750,000 was caused by an impairment to collateral on a real estate construction loan due to hurricane damage. Another charge-off for $300,000 was recognized on a loan secured by a second lien on a one-to-four family property with an additional $43,000 charged off from this customer relationship. At December 31, 2006, the allowance for loan losses was 1.02% of loans as compared to 1.05% for 2005 and 0.96% for 2004. The primary reason for these changes was at December 31, 2006, 2005 and 2004, the recorded investment in impaired loans was approximately $172,000, $1.3 million, and $95,000, respectively, with corresponding valuation allowances of approximately $84,000, $665,000, and $45,000, respectively. In addition, loan composition affects this percentage due to the diverse levels of risk inherent in different loan products and their concentrations within the loan portfolio. The allowance for loan losses increased to $7.8 million at December 31, 2006 compared to $6.8 million at December 31, 2005 and $4.4 million at December 31, 2004 due to the provision for loan losses, partially offset by net charge-offs. Management considers the current level of the allowance to be appropriate based on loan composition, the current level and types of delinquencies and other nonperforming assets, historical charge-off patterns, overall economic conditions and other factors. Future increases to the allowance may be necessary due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

Noninterest Income

Total noninterest income decreased to $5.1 million during 2006, a decrease of $865,000 or 14.5% from 2005. This compares to $5.9 million and $5.2 million during 2005 and 2004, respectively. In December 2005 there was a $428,000 gain realized on the sale of an unoccupied former branch office. There were no similar gains recognized during 2006 and 2004. Service charges and fees on loans decreased to $606,000 (21.5%) in 2006 as compared to $772,000 and $506,000 in 2005 and 2004 respectively. These variations are primarily caused by changes in fees received for loan settlement services on brokered loans, which are primarily attributable to fluctuations in mortgage loans. In addition to the changes in mortgage banking activities, starting in 2005, a higher percentage of loans were closed under a brokers agreement versus selling them in the secondary market, which contributed to the reduction in gains on sale of loans to $1.8 million (26.0%) in 2006 from $2.4 million in 2005 and from $2.5 million in 2004. Deposit-related fees increased to $2.1 million (13.9%) in 2006 as compared to $1.8 million and $1.6 million in 2005 and 2004, respectively. These increases from 2005 to 2006 and from 2004 to 2005 were primarily due to increased income associated with non-sufficient funds and ATM fees, as well as the year to year increases in new deposit accounts. Banked-owned life insurance earnings were $373,000, $348,000 and $317,000 in 2006, 2005 and 2004, respectively. The changes were due to the fluctuation in interest rates earned on the underlying policies. Other income increased to $254,000 (33.7%) in 2006 versus $190,000 in 2005 and $240,000 in 2004. The majority of other income changes can be attributed to the change in commissions for annuity sales and mutual funds sold through UVEST Investment Services each year.

Noninterest Expense

Total noninterest expense was $19.0 million during the year 2006, an increase of $1.7 million or 9.9% from 2005. The major increase in noninterest expense during the year 2006 can be attributed to compensation and fringe benefits increasing to $11.8 million (13.3%) in 2006 as compared to $10.4 million (11.3%) in 2005 and $9.3 million in 2004. Compensation and fringe benefits increased due to increases in costs of benefits, staffing levels, incentive pay and normal increases in salary. Expenses related to the employee retirement plan, the Supplemental Retirement 401(k) Plan, and the deferred compensation plan for certain key executive officers were approximately $884,000, $252,000 and $123,000, respectively, in 2006 as compared to $761,000, $150,000 and $12,000, respectively, in 2005 and $447,000, $123,000 and $0, respectively, in 2004. Effective July 1, 2006, the Bank’s defined benefit pension plan was frozen as described earlier under “Management Strategy.” See Note 8 to the “Notes to Consolidated Financial Statements” for additional information relating to benefit plans. Occupancy and equipment costs increased 7.2% to $3.8 million in 2006 versus $3.6 million in 2005 and $3.3 million in 2004, respectively. The occupancy and equipment increases can be primarily attributed to normal increases, as well as the opening of the Operations and Training Center, three bank branches and two Lumina branches since March 2005. Professional and examination fees increased to $720,000 (61.1%) in 2006 as compared to $447,000 and $460,000 in 2005 and 2004, respectively. Professional and examination fees increased from 2005 to 2006 primarily due to an increase in accounting and auditing services part of which was due to the requirements mandated by the Sarbanes-Oxley Act. In addition, there were additional professional fees and expenses incurred due to the dissolution of Holdings and the REIT. Other noninterest expense was $2.2 million during 2006, a decrease of 7.4% as compared to $2.4 million in 2005 and $2.0 million in 2004. The majority of the change in other noninterest expense was due to an accrual for a tax penalty associated with a state tax audit. The Company accrued $219,000 in anticipation of penalties in 2005, without any similiar accruals in 2006 or 2004. In 2006, the bank recovered $198,000 in penalties due to participation in the Settlement Initiative with the state discussed in “Income Taxes.” Advertising costs for the year 2006 were $557,000, a decrease of 3.0%, as compared to $574,000 in 2005 and $525,000 in 2004.

Income Taxes

The effective tax rate for the years ended December 31, 2006, 2005 and 2004 was 36.2%, 40.6% and 33.4%, respectively. The Company began accruing at a higher tax rate in 2005 due to the State of North Carolina’s announced treatment regarding dividends received from entities such as the real estate investment trust controlled by the Company. The state announced a Settlement Initiative which would resolve issues raised by the dividends received position taken by the state. Taxpayers currently under audit and any other taxpayers that have engaged in eligible transactions could elect to participate in the Settlement Initiative on or before June 15, 2006 and pay all tax, interest and reduced penalties on or before December 15, 2006. The Company participated in this settlement which allowed the Company to recover $198,000 in penalties and $17,000 in taxes. The Company estimates that its effective tax rate will be approximately 37% in 2007.

Recent Accounting Pronouncements

See Note 1 to the “Notes to Consolidated Financial Statements” for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest-earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of, and adherence to, the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and interest-bearing liabilities so as to mitigate the effect of changes in the rate environment. For further information regarding interest rate risk, see “Interest Rate Sensitivity Analysis.”

One way to measure the Company’s potential exposure to interest rate risk is to estimate the effect of a change in rates on the Company’s economic value of equity (“EVE”). EVE is the net present value of the Company’s portfolio of assets and liabilities. By marking-to-market the components of the balance sheet, management can compute the EVE. As rates change over time, the market values of the Company’s assets and liabilities will change, with longer-term products fluctuating more than short-term products. In most cases, rate-sensitive assets and liabilities will not have the same maturity characteristics. Therefore, as rates vary, the market value of the rate-sensitive assets will not change equally with the market value of rate-sensitive liabilities. This will cause the EVE to vary. The focus of the EVE is to determine the percentage decline in the net economic value of equity caused by a 1% or 2% increase or decrease in interest rates, whichever produces the larger decline. A large value indicates a large percentage decline in the EVE due to changes in interest rates and, thus, higher interest rate sensitivity. A low value indicates a small percentage decline in the EVE due to changes in interest rates and, thus, lower interest rate sensitivity. The results are compared to limits set by the Board of Directors and are monitored to identify unfavorable trends. At December 31, 2006, the percentage of negative estimated change in EVE increased in the rising rate environments as compared to the estimated change at December 31, 2005. The percentage of negative estimated change in EVE decreased in a declining rate environment from December 31, 2005 to December 31, 2006. These changes indicate that, as of December 31, 2006, the Company has a higher interest rate sensitivity in a rising rate environment and a lower interest rate sensitivity in a declining rate environment as compared to December 31, 2005. The following table sets forth information relating to the Company’s EVE and the estimated changes under various interest rate change scenarios as of December 31, 2006 and 2005.

Computation of prospective effects of hypothetical interest rate changes, such as the following computations, are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Furthermore, the computations do not contemplate any actions management could undertake in response to sudden changes in interest rates.

Market Risk Table

	December 31, 2006
(Dollars in thousands)	Economic Value of Equity	Estimated $ Change	Estimated % Change
Change in Interest Rates
200 basis point rise	55,703	(5,418)	-9%
100 basis point rise	58,832	(2,289)	-4%
Base Scenario	61,121	—	—
100 basis point decline	60,602	(519)	-1%
200 basis point decline	57,230	(3,891)	-6%

	December 31, 2005
(Dollars in thousands)	Economic Value of Equity	Estimated $ Change	Estimated % Change
Change in Interest Rates
200 basis point rise	49,447	(3,776)	-7%
100 basis point rise	52,780	(443)	-1%
Base Scenario	53,223	—	—
100 basis point decline	50,363	(2,860)	-5%
200 basis point decline	43,885	(9,338)	-18%

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Cooperative Bankshares, Inc.

We have audited the accompanying consolidated statements of financial condition of Cooperative Bankshares, Inc. and subsidiary (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cooperative Bankshares, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cooperative Bankshares, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2007 expressed unqualified opinions on both management’s assessment of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting.

Greenville, North Carolina

March 8, 2007

Consolidated Financial Statements

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

December 31, 2006 and 2005

(In thousands, except share data)	2006	2005
Assets
Cash and due from banks, noninterest-bearing	$12,825	$18,784
Interest-bearing deposits in other banks	4,190	5,038

Total cash and cash equivalents	17,015	23,822
Securities:
Available for sale (amortized cost of $44,079 in 2006 and $43,133 in 2005)	43,351	42,381
Held to maturity (estimated market value of $1,681 in 2006 and $1,981 in 2005)	1,738	2,029
FHLB stock	6,715	5,829
Loans held for sale	4,442	4,894
Loans	761,398	643,727
Less allowance for loan losses	7,786	6,763

Net loans	753,612	636,964
Other real estate owned	653	26
Accrued interest receivable	4,467	3,345
Premises and equipment, net	10,437	10,537
Goodwill	1,462	1,462
Other assets	16,198	14,977

Total assets	$860,090	$746,266

Liabilities and Stockholders’ Equity
Deposits	$661,892	$564,990
Short-term borrowings	27,485	21,803
Escrow deposits	415	561
Accrued interest payable	480	418
Accrued expenses and other liabilities	3,659	3,857
Long-term obligations	108,536	103,541

Total liabilities	802,467	695,170

Stockholders’ equity:
Preferred stock, $1 par value: 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $1 par value: 14,000 shares authorized, 6,514 and 4,305 issued and outstanding	6,514	4,305
Additional paid-in capital	2,909	2,735
Accumulated other comprehensive loss	(447)	(462)
Retained earnings	48,647	44,518

Total stockholders’ equity	57,623	51,096

Total liabilities and stockholders’ equity	$860,090	$746,266

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Years Ended December 31, 2006, 2005 and 2004

(In thousands, except per share data)	2006	2005	2004
Interest and dividend income:
Loans	$53,805	$36,762	$25,185
Securities	2,025	2,107	2,218
Other	337	172	50
Dividends on FHLB stock	362	217	150

Total interest and dividend income	56,529	39,258	27,603

Interest expense:
Deposits	22,389	12,002	6,426
Short-term borrowings	1,309	1,119	728
Long-term obligations	4,694	3,038	2,051

Total interest expense	28,392	16,159	9,205

Net interest income	28,137	23,099	18,398
Provision for loan losses	2,235	2,485	970

Net interest income after provision for loan losses	25,902	20,614	17,428

Noninterest income:
Gain on sale of loans	1,792	2,422	2,523
Net gain on sale of securities	—	—	10
Service charges and fees on loans	606	772	506
Deposit-related fees	2,054	1,803	1,591
Gain (loss) on disposal of premises and equipment	3	412	(4)
Bank-owned life insurance earnings	373	348	317
Other income, net	254	190	240

Total noninterest income	5,082	5,947	5,183

Noninterest expenses:
Compensation and fringe benefits	11,750	10,371	9,322
Occupancy and equipment	3,804	3,550	3,263
Professional and examination fees	720	447	460
Advertising	557	574	525
Other	2,185	2,359	2,016

Total noninterest expenses	19,016	17,301	15,586

Income before income taxes	11,968	9,260	7,025
Income tax expense	4,328	3,758	2,344

Net income	$7,640	$5,502	$4,681

Net income per common share:
Basic	$1.18	$0.85	$0.73
Diluted	$1.15	$0.84	$0.72
Weighted average common shares outstanding:
Basic	6,491	6,448	6,434
Diluted	6,626	6,564	6,550

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2006, 2005 and 2004

(In thousands)	2006	2005	2004
Net income	$7,640	$5,502	$4,681

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	25	(855)	(320)
Reclassification to realized gain	—	—	(10)
Income tax benefit (expense)	(10)	325	113

Other comprehensive income (loss)	15	(530)	(217)

Comprehensive income	$7,655	$4,972	$4,464

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2006, 2005 and 2004

(In thousands, except share and per share data)	Common stock $1 par value*	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance, December 31, 2003	$2,849	$2,638	$285	$37,371	$43,143
Exercise of stock options	14	105	—	—	119
Stock traded to exercise options (2,683 shares)	(2)	(70)	—	—	(72)
Other comprehensive loss, net of taxes	—	—	(217)	—	(217)
Net income	—	—	—	4,681	4,681
Cash dividends ($.12 per share)	—	—	—	(744)	(744)

Balance, December 31, 2004	2,861	2,673	68	41,308	46,910
Exercise of stock options	19	117	—	—	136
Stock traded to exercise options (4,522 shares)	(5)	(80)	—	—	(85)
Tax benefit of stock options exercised	—	25	—	—	25
3-for-2 stock split in the form of a 50% dividend	1,430	—	—	(1,430)	—
Other comprehensive loss, net of taxes	—	—	(530)	—	(530)
Net income	—	—	—	5,502	5,502
Cash dividends ($.13 per share)	—	—	—	(862)	(862)

Balance, December 31, 2005	4,305	2,735	(462)	44,518	51,096
Exercise of stock options	51	361	—	—	412
Stock traded to exercise options (10,417 shares)	(10)	(263)	—	—	(273)
Tax benefit of stock options exercised	—	76	—	—	76
3-for-2 stock split in the form of a 50% dividend	2,168	—	—	(2,168)	—
Other comprehensive income, net of taxes	—	—	15	—	15
Net income	—	—	—	7,640	7,640
Cash dividends ($.18 per share)	—	—	—	(1,193)	(1,193)
Adjustment from adoption of SAB 108	—	—	—	(150)	(150)

Balance, December 31, 2006	$6,514	$2,909	$(447)	$48,647	$57,623

*	Since par value per share is $1, the dollar amounts in the common stock column are equal to the number of common shares.

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2006, 2005 and 2004

(In thousands)	2006	2005	2004
Net income	$7,640	$5,502	$4,681
Adjustments to reconcile net income to net cash used by operating activities:
Net accretion and amortization	(17)	(1)	37
Depreciation	1,033	992	941
Net gain on sale of securities	—	—	(10)
Gain on sale of loans	(1,792)	(2,422)	(2,523)
Deferred tax benefit	(664)	(1,064)	(385)
(Gain) loss on sales of premises and equipment	(3)	(412)	4
Gain on sales of other real estate owned	(25)	—	(6)
Valuation losses on other real estate owned	746	13	—
Provision for loan losses	2,235	2,485	970
Proceeds from sales of loans	137,114	158,474	173,827
Loan originations held for sale	(134,825)	(153,702)	(172,177)
Earnings on bank-owned life insurance	(373)	(348)	(317)
Changes in assets and liabilities:
Accrued interest receivable	(1,122)	(1,260)	(233)
Other assets	(194)	427	356
Accrued interest payable	62	227	11
Accrued expenses and other liabilities	(733)	1,213	764

Net cash provided by operating activities	9,082	10,124	5,940

Purchases of securities available for sale	(3,724)	(499)	(20,492)
Purchase of Lumina Mortgage Company	—	—	(400)
Proceeds from maturity of securities available for sale	1,950	—	10,200
Proceeds from sales of securities available for sale	—	—	5,000
Repayments of mortgage-backed securities available for sale	845	1,799	4,013
Repayments of mortgage-backed securities held to maturity	292	631	1,147
Purchases of FHLB stock	(4,801)	(8,038)	(7,474)
Proceeds from redemptions of FHLB stock	3,915	6,728	7,110
Loan originations, net of principal repayments	(120,004)	(189,575)	(49,097)
Proceeds from disposals of foreclosed real estate	51	15	107
Net expenditures on foreclosed real estate	—	(7)	(9)
Purchases of premises and equipment	(992)	(3,073)	(879)
Investment in unconsolidated trust	—	(464)	—
Proceeds from sales of premises and equipment	13	42	2

Net cash used in investing activities	(122,455)	(192,441)	(50,772)

Net increase in deposits	96,902	150,231	47,555
Net proceeds (repayments) on short-term borrowings	5,682	(10,540)	(9,074)
Repayments on long-term obligations	(5)	(6)	(5)
Proceeds received on long-term obligations	5,000	50,464	5,000
Proceeds from issuance of common stock, net	139	51	47
Dividends paid	(1,082)	(846)	(686)
Net change in escrow deposits	(146)	367	(5)
Tax benefit of stock options exercised	76	25	—

Net cash provided by financing activities	106,566	189,746	42,832

Increase (decrease) in cash and cash equivalents	(6,807)	7,429	(2,000)
Cash and cash equivalents:
Beginning of year	23,822	16,393	18,393

End of year	$17,015	$23,822	$16,393

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Continued)

Years Ended December 31, 2006, 2005 and 2004

(In thousands)	2006	2005	2004
Cash paid for:
Interest	$28,330	$15,873	$9,194
Income taxes	5,625	4,020	2,311
Summary of noncash investing and financing activities:
Transfer from loans to other real estate owned	1,399	47	395
Unrealized gains (losses) on securities available for sale, net of taxes	15	(530)	(218)
Long-term obligations reclassified to short-term borrowings	10,000	—	10,000
Loans to finance the sale of branch building	324	510	—
Loans to facilitate the sale of foreclosed real estate	—	—	301

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(1)	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts and transactions of Cooperative Bankshares, Inc. (“Bankshares”), a bank holding company incorporated under the laws of the State of North Carolina, and its wholly owned subsidiary, Cooperative Bank (“Cooperative” or the “Bank”), and the Bank’s wholly owned subsidiaries, Lumina Mortgage Company, Inc. (“Lumina”) and CS&L Holdings, Inc. (“Holdings”) and Holdings’ majority owned subsidiary, CS&L Real Estate Trust, Inc. (“REIT”). Bankshares, the Bank and the Bank’s subsidiaries are collectively referred to as the Company. All significant intercompany transactions have been eliminated. Bankshares wholly owns Cooperative Bankshares Capital Trust I (the “Trust”), which is not consolidated in these financial statements due to the adoption of FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”. Holdings and REIT were liquidated effective June 30, 2006, with all of their assets and liabilities transferring to the Bank. The liquidation did not have a material impact on the Company’s financial position or results of operations.

All information in the Notes to Consolidated Financial Statements has been presented in thousands, except percentage, time period, share and per share data.

Nature of Operations

The Company operates 24 offices (including 20 full service branches) in North Carolina and offers a wide range of banking services including deposits, bank cards, and alternative investment products. Funds obtained are used primarily for the extension of credit through home loans, commercial loans, consumer loans, and other installment credit such as home equity loans, auto and boat loans, and overdraft protection. The Company’s primary source of revenue is interest income from its loan and securities portfolios.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates made by the Company in the preparation of the consolidated financial statements are the determination of the reserve for loan losses and fair value estimates.

Effects of Stock Splits

On May 31, 2006 and January 19, 2005, the Company declared 3-for-2 stock splits in the form of a 50% stock dividend. All references to per share results and weighted average common and common equivalent shares outstanding have been adjusted to reflect the effects of these stock splits.

Reclassifications

Certain items included in prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on the net income or stockholders’ equity as previously reported.

Significant Accounting Policies

The significant accounting policies of the Company are summarized below:

(a)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and deposits with original maturities of ninety days or less at other institutions.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(1)	Basis of Presentation and Significant Accounting Policies (Continued)

(a)	Cash and Cash Equivalents (continued)

Federal regulations require institutions to set aside specified amounts of cash as reserves against transaction and time deposits. As of December 31, 2006, the daily average gross reserve requirement was $3,379.

(b)	Securities

Investments in certain securities are classified into three categories and accounted for as follows: (1) debt securities that the entity has the positive intent and the ability to hold to maturity are classified as held to maturity and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; (3) debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from net income and reported as other comprehensive income and included as a separate component of stockholders’ equity.

Premiums are amortized and discounts are accreted using the effective interest method over the remaining terms of the related securities. Gains and losses on the sales of securities are determined using the specific-identification method and are included in noninterest income at the time of sale.

A decline in the market value of any AFS or HTM security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee. The Company does not have any securities that are believed to have an other-than-temporary impairment as of 12/31/06.

(c)	FHLB Stock

The Company, as a member of the Federal Home Loan Bank (FHLB) System, is required to maintain an investment in capital stock of the FHLB of Atlanta in an amount equal to the sum of 0.20% of total assets as of December 31, 2005 and 4.50% of its outstanding FHLB advances. No ready market exists for FHLB stock, and it has no quoted market value. The FHLB stock is carried at cost. Because of the redemption provisions of the FHLB, the fair value of this investment is believed to equal its cost.

(d)	Loans Held for Sale

As a part of its normal business operations, the Company originates mortgage loans that have been approved by secondary investors. The Company issues a rate lock commitment to a customer and concurrently “locks in” with a secondary market investor under a best efforts delivery mechanism. The terms of the loan are set by the secondary investors and are transferred within several weeks of the Company initially funding the loan. The Company receives origination fees from borrowers and servicing release premiums from the investors that are recognized on the Consolidated Statement of Operations in the line item “gain on sale of loans”. Between the initial funding of the loans by the Company and the subsequent purchase by the investor, the Company carries the loans on its balance sheet at fair value.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(1)	Basis of Presentation and Significant Accounting Policies (Continued)

(e)	Loans and Allowance for Loan Losses

Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses, unearned discounts and net deferred loan origination fees and costs. Interest income on loans is recorded on the accrual basis based upon the principal amount outstanding. Deferred loan fees and costs and unearned discounts are amortized to interest income over the contractual life of the related loan using the interest method. If a loan is sold, the remaining deferred loan fees and costs are included in gain on sale of loans in the period the loan is sold.

The Company evaluates its loan portfolio in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure”. Under these standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the payments of principal and interest according to the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the original contractual interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Smaller-balance homogeneous loans which consist primarily of residential mortgages and consumer loans are evaluated collectively and reserves are established based on historical loss experience.

The Company uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and the accumulation of related data. This data includes loan payment status, borrowers’ financial data and borrowers’ operating factors such as cash flows and operating income or loss.

The allowance for loan losses is established through a provision charged to income. The allowance is an amount that management believes will be adequate to absorb probable losses inherent in the loan portfolio based on the evaluations of the collectibility of loans, composition of the loan portfolio, and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio quality, review of specific problem loans, current economic conditions and trends that may affect the borrowers’ ability to pay. It is possible that such factors in management’s evaluations of the adequacy of the allowance for loan losses will change. Thus, future adjustments to the allowance may be necessary based on the impact of changes in economic conditions.

Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require adjustments to the allowance based on their judgments of information available to them at the time of their examination.

(f)	Income Recognition on Impaired and Nonaccrual Loans

Loans, including impaired loans, are generally classified as nonaccrual if they are past due for a payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms of interest and principal.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(1)	Basis of Presentation and Significant Accounting Policies (Continued)

(f)	Income Recognition on Impaired and Nonaccrual Loans (Continued)

When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged-off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

(g)	Transfers and Servicing of Financial Assets

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. The rights to service loans for others (“MSRs”) are capitalized based on the allocated value determined when the underlying loans are sold. MSRs are included in other assets on the Consolidated Statement of Financial Condition. Loan servicing income is recorded on the cash basis less the amortized amount for retained servicing rights and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

(h)	Other Real Estate Owned

Other real estate owned is recorded initially at the lower of the loan balance or estimated fair value of the property less estimated costs to sell at the date of foreclosure and subsequently reduced by additional allowances which are charged to earnings if the estimated fair value declines below its initial value plus any capitalized costs. Costs related to the improvement of the property are capitalized, whereas those related to holding the property are expensed.

(i)	Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization. The provision for depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets. Useful lives range from 15 to 40 years for buildings and 3 to 10 years for furniture and equipment. The cost of leasehold improvements is amortized on the straight-line method over the lesser of the lives of the improvements or the terms of the leases. Repairs and maintenance are charged to expense as incurred.

(j)	Goodwill

The Company’s recorded goodwill consists solely of goodwill resulting from the acquisition of Lumina Mortgage Company, Inc. in 2002, which is not amortized but is tested for impairment annually or more often if an event or circumstance indicates that an impairment loss has been incurred.

(k)	Income Taxes

Deferred tax asset and liability balances are determined by application to temporary differences of the tax rate expected to be in effect when taxes become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(1)	Basis of Presentation and Significant Accounting Policies (Continued)

(l)	Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share–Based Payments,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revised SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also required measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that the excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

The Company has a Stock Option Plan in effect at December 31, 2006. All options outstanding as of December 31, 2005 were fully vested and no new options were issued during the year ended December 31, 2006. Therefore, no option related compensation cost has been charged against income for the year ended December 31, 2006.

In 1998, the Company’s shareholders approved and adopted the 1998 Stock Option & Incentive Plan (the “Plan”) which authorized the Board of Directors to grant up to 653,000 stock options to employees, officers and directors of the Company. Options granted under the Plan can have a term of up to ten years from the date of grant. However, in the case of an employee who owns shares representing more than 10% of the outstanding common stock at the time an incentive stock option (“ISO”) is granted, the term of such ISO shall not exceed five years. Vesting of options is determined at the time of grant and ranges from immediate to ten years. Options under this plan must be granted at a price that shall be the average of the highest and lowest selling price on such exchange date or if no sales on such date, shall be the mean between the bid and asked price. In the case of the employee who owns shares representing more than 10% of the Company’s outstanding shares of common stock at the time the ISO is granted, the exercise price shall not be less than 110% of the market value of the optioned shares at the time the ISO is granted. The exercise price of all options granted to date range from $4.82 to $13.77.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Company granted 69,300 and 110,700 options with an average fair value of $4.60 and $3.91 in 2005 and 2004, respectively, after giving effect to the 3-for-2 stock split discussed in Note 1. No options were granted in 2006.

The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company’s stock price based upon the previous ten years trading history. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(1)	Basis of Presentation and Significant Accounting Policies (Continued)

(l)	Stock-Based Compensation (Continued)

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted in 2005 and 2004:

	2005	2004
Risk-free interest rate	4.38%	3.90%
Dividend yield	0.97%	1.02%
Expected volatility	23%	24%
Expected lives (in years)	8	8

A summary of option activity under the Stock Option Plan as of December 31, 2006 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	409,413	$8.41	6.33
Exercised	71,988	5.72	3.76
Authorized	—	—	—
Forfeited	—	—	—
Granted	—	—	—

Outstanding at December 31, 2006	337,425	$8.98	5.62	$3,006

Exerciseable at December 31, 2006	337,425	$8.98	5.62	$3,006

For the years ended December 31, 2006, 2005 and 2004, the intrinsic value of options exercised was $811, $222 and $262, respectively.

Cash received from options exercised under the Stock Option Plan was $139, $51 and $47 for the years ended 2006, 2005 and 2004, respectively. The actual tax benefit in stockholders equity realized for the tax deductions from the options exercised was $76 and $25 for the years ended 2006 and 2005. The Company received no tax benefit for the options exercised in 2004.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(1)	Basis of Presentation and Significant Accounting Policies (Continued)

(l)	Stock-Based Compensation (Continued)

The following illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to the prior years:

	Year ended December 31,
	2005	2004
Net income, as reported	$5,502	$4,681
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(262)	(370)

Proforma net income	$5,240	$4,311

Earnings per share:
Basic – as reported	$.85	$.73

Basic - proforma	$.81	$.67

Diluted- as reported	$.84	$.72

Diluted - proforma	$.80	$.66

(m)	Comprehensive Income

The Company reports as comprehensive income all changes in stockholders’ equity during the year from nonowner sources. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of accumulated other comprehensive income is unrealized gains and losses on securities available for sale.

(n)	Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires that public business enterprises report certain information about operating segments. It also requires that the public business enterprises report related disclosures and descriptive information about products and services provided by significant segments, geographic areas, and major customers, differences between the measurements used in reporting segments and those used in the enterprise’s general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

The Company has determined that it operates primarily in one operating segment providing general commercial financial services to customers located in the single geographic area of the Carolinas. The various products are those generally offered by community banks, and the allocation of resources is based on the overall performance of the institution, versus the individual branches or products.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(1)	Basis of Presentation and Significant Accounting Policies (Continued)

(o)	New Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No.108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year’s errors on the income statement. We have previously used the roll-over method for quantifying identified financial statement misstatements.

SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

We adopted SAB 108 during the quarter ended December 31, 2006 and elected to use the cumulative effect transition method in connection with the preparation of our financial statements. The following table summarizes the effects of applying the guidance in SAB 108:

	Period in which the misstatement originated (1)			Adjustment recorded as of January 1, 2006
	Cumulative prior to January 1, 2004	Year ended December 31,
		2004	2005
Accrued expenses and other liabilities (2)	$71	$31	$142	$244
Deferred income taxes (3)	(27)	(12)	(55)	(94)

Impact on net income (4)	$44	$19	$87

Retained earnings (5)				$150

(1)	We quantified these errors under the roll-over method and concluded that they were immaterial both individually and in the aggregate.

(2)	We were not recognizing rent expense for several leases using the straight-line method. As a result of this error, our occupancy and equipment expense was understated by $71 (cumulatively) in fiscal years beginning prior to January 1, 2004, by $31 in fiscal year ending December 31, 2004 and by $142 in fiscal year ending December 31, 2005.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(1)	Basis of Presentation and Significant Accounting Policies (Continued)

(o)	New Accounting Pronouncements (Continued)

(3)	As a result of the lease misstatement described, our provision for income taxes was overstated $27 (cumulatively) in fiscal years beginning prior to January 1, 2004, by $12 in fiscal year ending December 31, 2004 and by $55 in fiscal year ending December 31, 2005.

(4)	Represents the net overstatement of net income for the indicated periods resulting from these misstatements.

(5)	Represents the net reduction to retained earnings recorded as of January 1, 2006 to record the initial application of SAB 108.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of SFAS No. 133 and 140”, provides entities relief from the requirement to separately determine the fair value of an embedded derivative that would otherwise be bifurcated from the host contract under SFAS 133. This statement allows an irrevocable election on an instrument-by-instrument basis to measure such a hybrid financial instrument at fair value. This statement is effective for all financial instruments acquired or issued after the beginning of the fiscal years beginning after September 15, 2006. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s consolidated financial statements.

SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of SFAS No. 140”, requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits (but does not require) subsequent measurement of servicing assets and liabilities at fair value. This statement is effective for fiscal years beginning after September 15, 2006. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s consolidated financial statements.

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

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” requires recognition on the balance sheet of a plan’s overfunded or underfunded status with an offset to comprehensive income. This statement also requires, with limited exceptions, that the funded status of the plan be determined as of the employer’s fiscal year end. The balance sheet recognition provisions of SFAS 158 are effective for entities with publicly traded equity securities for years ending after December 15, 2006 and for all other entities for years ending after June 15, 2007. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s consolidated financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, EITF 06-4 would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The effects of EITF 06-4 have not yet been evaluated.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(1)	Basis of Presentation and Significant Accounting Policies (Continued)

(o)	New Accounting Pronouncements (Continued)

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-5, “Accounting for Purchases of Life Insurance Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-5.” The scope of EITF 06-5 is limited to the determination of net cash surrender value of a life insurance contract in accordance with Technical Bulletin 85-4. EITF 06-5 outlines when contractual limitations of the policy should be considered when determining the net realizable value of the contract. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The effects of EITF 06-5 have not yet been evaluated.

From time to time, the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

(2)	Securities

Securities as of December 31, 2006 and 2005 are summarized as follows:

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Securities available for sale:
U.S. Government and agency securities	$34,198	$—	$597	$33,601
Mortgage-backed securities	4,906	33	169	4,770
Marketable equity securities	4,975	5	—	4,980

Total	$44,079	$38	$766	$43,351

Securities held to maturity:
Mortgage-backed securities	$1,738	$—	$57	$1,681

Total	$1,738	$—	$57	$1,681

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(2)	Securities (Continued)

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Securities available for sale:
U.S. Government and agency securities	$30,961	$—	$593	$30,368
Mortgage-backed securities	5,746	54	174	5,626
Marketable equity securities	4,975	—	40	4,935
Corporate bonds	1,451	1	—	1,452

Total	$43,133	$55	$807	$42,381

Securities held to maturity:
Mortgage-backed securities	$2,029	$—	$48	$1,981

Total	$2,029	$—	$48	$1,981

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2006.

	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
U.S. Government and agency securities	$3,722	$3	$29,879	$594	$33,601	$597
Mortgage-backed securities	69	—	3,185	169	3,254	169

Total	3,791	3	33,064	763	36,855	766
Securities held to maturity:
Mortgage-backed securities	—	—	1,681	57	1,681	57

Total temporarily impaired securities	$3,791	$3	$34,745	$820	$38,536	$823

At December 31, 2006, securities temporarily impaired for 12 months or more consisted of seven U.S. Government and agency securities and four mortgage-backed securities. None of the impaired securities have premiums associated with them. The Company believes the impairment is temporary in nature since it results from the current interest rate environment, does not relate to the underlying credit quality of the issuers, and we have the intent and ability to hold these investments for a time necessary to recover their cost.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(2)	Securities (Continued)

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2005.

	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
U.S. Government and agency securities	$20,099	$363	$9,970	$230	$30,069	$593
Mortgage-backed securities	1,362	32	2,522	142	3,884	174
Marketable equity securities	4,935	40	—	—	4,935	40

Total	26,396	435	12,492	372	38,888	807
Securities held to maturity:
Mortgage-backed securities	1,981	48	—	—	1,981	48

Total temporarily impaired securities	$28,377	$483	$12,492	$372	$40,869	$855

The maturities of securities at December 31, 2006 are summarized as follows:

	Amortized Cost	Estimated Market Value
Held to maturity:
Mortgage-backed securities	$1,738	$1,681

Available for sale:
Within 1 year	$4,225	$4,219
After 1 year through 5 years	29,973	29,382
Marketable equity securities	4,975	4,980
Mortgage-backed securities	4,906	4,770

	$44,079	$43,351

Expected maturities for mortgage-backed securities will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

Sales of investment securities resulted in gross realized gains of $0, $0, and $10 in the years ended 2006, 2005 and 2004, respectively.

Investment securities having an aggregate carrying value of $24,458 at December 31, 2006 were pledged to secure public funds on deposit. Investment securities having an aggregate carrying value of $497 at December 31, 2006 were pledged to secure repurchase agreements. Investment securities having an aggregate carrying value of $939 at December 31, 2006 were pledged to secure the Treasury tax and loan account with the Federal Reserve Bank.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(3)	Loans

Loans at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Real estate:
Construction and land development	$165,827	$128,943
Mortgage:
1-4 family residential	365,789	296,403
Multi-family residential	16,028	21,998
Commercial	161,015	148,709
Equity line	26,534	23,785
Other	366	355

Total real estate loans	735,559	620,193
Commercial, industrial and agricultural	19,990	18,237
Consumer	8,048	7,355

Total gross loans	763,597	645,785
Unamortized net deferred fees	(2,199)	(2,058)

Loans	$761,398	$643,727

In the normal course of business, the Company originates loans to related parties. Related parties include directors, executive officers, principal shareholders of equity securities, or any associate of such persons. The activity with respect to related party loans is summarized below for the year ending December 31, 2006:

Balance at beginning of year	$9,690
New loans	5,588
Repayments	(4,129)

Balance at end of year	$11,149

Activity in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 is summarized as follows:

	2006	2005	2004
Balance at beginning of year	$6,763	$4,353	$3,447
Provision for loan losses	2,235	2,485	970
Loans charged-off	(1,219)	(84)	(109)
Recoveries	7	9	45

Balance at end of year	$7,786	$6,763	$4,353

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(3)	Loans (Continued)

The following is a summary of nonperforming loans at December 31, 2006 and 2005:

	2006	2005
Loans 90 days past due and still accruing interest	$1,124	$9
Nonaccrual loans	172	23

Total	$1,296	$32

At December 31, 2006 and 2005, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $172 and $1,343, respectively, with corresponding valuation allowances of $84 and $665, respectively. For the years ended December 31, 2006 and 2005 the average recorded investment in impaired loans was $648 and $289, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not material.

In the normal course of business, the Company enters into off-balance sheet commitments to extend credit. The Company maintains the same credit policies in making off-balance sheet commitments as it does for its on-balance sheet instruments. Commitments to extend credit are agreements to lend which generally have fixed expiration dates or other termination clauses and may require a fee.

The following table summarizes the Company’s outstanding off-balance sheet commitments to extend credit at December 31, 2006 and 2005:

	2006	2005
Undisbursed portion of home equity lines of credit collateralized primarily by junior liens on 1-4 family properties	$60,873	$40,595
Other commitments and credit lines	48,383	18,342
Undisbursed portion of construction loans	88,722	78,358
Fixed-rate mortgage loan commitments	417	492
Adjustable-rate mortgage loan commitments	1,960	959
Available-for-sale mortgage loan commitments	4,245	10,806

Total	$204,600	$149,552

As commitments may expire unused, the total commitment amount does not necessarily represent future cash requirements.

The Company, through its normal lending activity, originates and maintains loans which are substantially concentrated in Eastern North Carolina, where most of its offices are located. The Company’s policy calls for collateral or other forms of repayment assurance to be received from the borrower at the time of loan origination. Such collateral or other form of repayment assurance is subject to changes in economic value due to various factors beyond the control of the Company and such changes could be significant.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(3)	Loans (Continued)

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $43,478 and $44,865 at December 31, 2006 and 2005, respectively. The carrying value of capitalized servicing rights is included in other assets. Changes in mortgage servicing rights capitalized for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Mortgage servicing rights, beginning of year	$208	$212
Mortgage servicing rights capitalized	32	64

	240	276
Accumulated amortization	77	68

Mortgage servicing rights, end of year, net of amortization	$163	$208

The Company originates both adjustable and fixed interest rate loans. The adjustable-rate loans have interest rate adjustment limitations and are indexed to various nationally recognized indexes or financial instruments. Future market factors may affect the correlation of the interest rate adjustment with rates the Company pays on the short term deposits that have been primarily utilized to fund these loans.

(4)	Premises and Equipment

Premises and equipment at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Land	$2,286	$2,303
Buildings	9,415	7,508
Leasehold improvements	1,142	1,090
Furniture and equipment	8,583	9,877

	21,426	20,778
Less accumulated depreciation and amortization	(10,989)	(10,241)

Premises and equipment, net	$10,437	$10,537

(5)	Deposits

Deposits at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Demand	$42,032	$50,142
Checking with interest	32,116	34,704
Money market accounts	38,120	37,036
Savings	22,456	23,363
Time deposits of $100 or more	279,121	202,618
Other time deposits	248,047	217,127

Total	$661,892	$564,990

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(5)	Deposits (Continued)

At December 31, 2006, the scheduled maturities of time deposits were:

2007	$428,508
2008	87,522
2009	11,138

Total time deposits	$527,168

(6)	Borrowed Funds

Borrowed funds consist of short-term borrowings and long-term obligations. The corresponding weighted average rates (“WAR”) at December 31, 2006 and 2005 are summarized as follows:

	2006	WAR	2005	WAR
Junior Subordinated Debentures	$15,464	5.74%	$15,464	5.74%
Advances from FHLB	116,000	4.53%	105,000	4.13%
Affordable Housing Program advances from FHLB	72	3.50%	77	3.50%
Advances for loans held for sale	4,281	7.23%	4,597	6.81%
Repurchase agreements	204	4.42%	206	3.46%

Total	$136,021		$125,344

The Trust was formed for the sole purpose of issuing trust preferred securities and investing the proceeds from the sale of such trust preferred securities in junior subordinated debentures. The debentures held by the Trust are the sole assets of the Trust. The Company owns 100% of the Trust’s outstanding common securities and unconditionally guarantees the Trust’s financial obligations. The debentures and the trust preferred securities bear an interest rate of 5.74% for the first five years, and thereafter bear an interest rate equal to 142 basis points over the three-month LIBOR (London Inter-Bank Offered Rate). The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will rank prior to trust common securities if, and so long as, the Company fails to make principal or interest payment on the debentures. Concurrently with the issuance of the debentures and the trust preferred securities, the Company entered into a Guaranty Agreement, dated August 30, 2005, related to the trust preferred securities for the benefit of the holders. The debentures and trust preferred securities each have 30-year lives and will each be callable by the Company or the Trust, at their option, after five years. The Company has the option to defer interest for up to five years on the debentures. The debentures qualify as Tier I capital under Federal Reserve Board guidelines The junior subordinated debentures issued by Bankshares to the Trust were included in long-term obligations and Bankshares’ equity interest in the Trust was included in other assets.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(6)	Borrowed Funds (Continued)

Pursuant to a collateral agreement with the FHLB, advances are collateralized by all the Company’s FHLB stock and qualifying first mortgage loans. The balance of qualifying first mortgage loans as of December 31, 2006 was $218,115. This agreement with the FHLB provides for a line of credit up to 25% of the Bank’s assets. The maximum month end balances were $123,000, $105,000 and $93,000 during the years ended December 31, 2006, 2005 and 2004, respectively. Annual principal maturities of Federal Home Loan Bank advances for the years subsequent to December 31, 2006 are as follows:

2007	$23,000
2008	15,000
2009	30,000
2010	20,000
2011	18,000
2014	5,000
2015	5,000

$116,000

The Affordable Housing Program advances are funds advanced by the FHLB for the Company to lend to borrowers who might not otherwise qualify for a home mortgage. These advances have an interest rate of 3.50% and mature at various times between November 2015 and January 2016.

Lumina borrows money on a short-term basis principally from another financial institution to fund its loans that are held for sale. The balance of this borrowing was $4,281 and $4,597 at December 31, 2006 and 2005, respectively. This borrowing is collateralized by mortgage loans held for sale. Advances are made on this borrowing to fund loans closed that will be held for sale. The rate paid on each advance differs depending on the term of each loan. The rates paid on the advances outstanding at December 31, 2006 ranged from 7.00% to 7.60%. When a loan is sold, the proceeds are used to repay the borrowing. Loans are usually sold within 60 days. This borrowing agreement provides for a maximum line of credit up to $10,000.

Cooperative enters into agreements with customers to transfer excess funds in a demand account into a repurchase agreement. Under the repurchase agreement, the Bank sells the customer an interest in securities that are direct obligations of the United States Government. The customer’s interest in the underlying security shall be repurchased by the Bank at the opening of the next banking day. The rate fluctuates weekly and is tiered, with the highest rate being .50% below the 90-day Treasury Bill.

(7)	Regulatory Matters and Capital Requirements

Bankshares and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require Bankshares and the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2006, that both Bankshares and the Bank meet all capital adequacy requirements to which they are subject.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(7)	Regulatory Matters and Capital Requirements (Continued)

As of December 31, 2006 and 2005, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table below as of December 31:

	2006	2005	Minimum Ratio to Maintain Well-Capitalized Status
			2006	2005
Risk-based capital:
Tier I capital	$71,818	$60,510
Total capital	79,604	67,273
Risk-adjusted assets	727,834	619,753
Quarterly average tangible assets	845,053	722,761
Tier I capital ratio	9.87%	9.76%	6.00%	6.00%
Total capital ratio	10.94%	10.85%	10.00%	10.00%
Leverage capital ratio	8.50%	8.37%	5.00%	5.00%

During 2005, Bankshares issued $15,500 in junior subordinated debentures that qualifies as Tier 1 capital. Of this amount, Bankshares invested $4,500 and $10,000 in the Bank during the years ended December 31, 2006 and 2005, respectively.

A liquidation account was established at the time of conversion to a stock institution in an amount equal to the total net worth of the Bank as of March 31, 1991. Each eligible deposit account holder is entitled to a proportionate share of this account in the event of a complete liquidation of the Bank, and only in such an event. This share will be reduced if the account holder’s eligible deposits fall below the amount on the date of record and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after the conversion in the related eligible deposit of an account holder. The liquidation account was $1,430 at December 31, 2006.

The Bank may not declare or pay a cash dividend, or repurchase any of its capital stock, if the effect would cause the regulatory net worth of the Bank to fall below the amount required for the liquidation account established in connection with the conversion, or to an amount which is less than the minimum required by the FDIC and the North Carolina Office of the Commissioner of Banks.

(8)	Benefit Plans

On April 11, 2006, the Company’s Board of Directors approved the freezing of the Bank’s qualified, noncontributory, defined-benefit, multi-employer retirement plan (the “Plan”) effective July 1, 2006. The Plan covers certain salaried employees and, prior to the freeze, benefits were based on years of service and the employee’s compensation during the last five years preceding retirement. There are approximately 128 active salaried participants. In addition to the active participants, there are approximately 12 participants receiving benefits and approximately 35 terminated vested participants.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(8)	Benefit Plans (Continued)

Effective with the freeze, each active participant’s pension benefit will be determined based on the participant’s compensation and length of employment as of July 1, 2006. Compensation and employment after June 30, 2006 will not be considered. Under the Plan, the Bank is required to contribute its share of total pension liability as determined by the plan administrator. Expenses related to this Plan were $884, $761 and $447 for the years 2006, 2005 and 2004, respectively.

The Bank maintains a Supplemental Retirement 401(k) Plan (the “401(k)”). Employees are able to contribute the maximum deferral limit permitted by law. The Bank matches employee contributions up to a limit determined annually by the Board of Directors. The Board established the match at 50% up to the first 6% of the employee contribution through June 30, 2006 and for the years 2005 and 2004. Effective July 1, 2006, the Board approved increasing the Bank’s match to 100% up to the first 6% of the employee contribution.

The compensation expense incurred by the Bank for the 401(k) was $252, $150 and $123 for the years ended December 31, 2006, 2005 and 2004, respectively.

Lumina also maintains a 401(k) plan for its employees. Participants are able to contribute the maximum deferral limit permitted by law. The Company does not match employee contributions.

In 2002, the Bank implemented a non-qualifying deferred compensation plan for certain key executive officers. The Bank has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Benefits for each officer participating in the plan will accrue and vest during the period of employment, and will be paid in monthly benefit payments over the participant’s life after retirement. The plan also provides for payment of disability or death benefits in the event a participating officer becomes permanently disabled or dies prior to attainment of retirement age. If the Bank has a change in control before the officer reaches age 65, the participating officer will be entitled to a benefit. Provisions of $123, $12 and $0 were expensed for future benefits to be provided under this plan for the years ended December 31, 2006, 2005 and 2004, respectively. The total liability under this plan was $487 and $365 at December 31, 2006 and 2005 and is included in accrued expenses and other liabilities in the accompanying consolidated statements of financial condition.

The Bank has entered into Director Retirement Agreements with each of its non-employee directors. Each Agreement provides for a benefit of $19 annually for a period of ten years from retirement on or after reaching the normal retirement age of 72. The Director Retirement Agreements provide for a reduced lump sum payment in the event of termination, including a change of control, with the amount varying depending on the reason for the termination. In order to fund the benefits payable under the Director Retirement Agreements, the Bank has purchased life insurance policies on each director. The policies are designed to offset the program’s costs during the lifetime of the participant and to provide complete recovery of all the program’s costs at their death. Expenses related to these agreements were $57, $55 and $50 for the years ended 2006, 2005 and 2004, respectively. The total liability under these agreements was $260 and $203 at December 31, 2006 and 2005, respectively.

Bankshares and the Bank have each entered into separate Director Deferred Fee Agreements with each non-employee director. Interest on the amount deferred is credited at a rate of 10%. Commencing one month after retirement at or after age 72, each director will be entitled to receive the balance in his deferral account in 120 monthly installments. Under these agreements, in the event of a change in control, each director will be entitled to receive, in lump sum payments, the greater of his deferral account balances or $170 under his agreement with the Bank and $77 under his agreement with Bankshares. The expense incurred by the Company and Bank for these agreements was $209, $189 and $171 for the years ended December 31, 2006, 2005 and 2004, respectively. The total liability under these agreements was $865 and $657 at December 31, 2006 and 2005, respectively.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(9)	Earnings Per Share

On May 31, 2006 and January 19, 2005, the Company declared 3-for-2 stock splits in the form of a 50% stock dividend. All references to per share results and weighted average common and common equivalent shares outstanding have been adjusted to reflect the effect of the stock splits.

The following table presents net income available to common stockholders and the average number of shares outstanding for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Net income	$7,640	$5,502	$4,681

Shares for basic EPS	6,490,954	6,447,842	6,433,781
Dilutive effect of stock options	134,955	116,580	115,936

Shares for diluted EPS	6,625,909	6,564,422	6,549,717

As of December 31, 2006, 2005 and 2004, there were 0, 69,300 and 110,700, respectively, options outstanding, after giving effect to the stock splits, that were antidilutive since the exercise price exceeds the average market price for the year. These options have been omitted from the calculations of the dilutive effect of stock options.

(10)	Income Taxes

Income tax expense consists of the following components for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Current tax expense:
Federal	$4,145	$3,247	$2,621
State	847	1,575	108

Total current tax expense	4,992	4,822	2,729

Deferred tax expense (benefit):
Federal	(562)	(649)	(388)
State	(102)	(415)	3

Total deferred tax benefit	(664)	(1,064)	(385)

Total tax expense	$4,328	$3,758	$2,344

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(10)	Income Taxes (Continued)

The components of the net deferred tax asset at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$3,002	$2,607
Deferred compensation	624	479
Unrealized loss on securities available for sale	280	290
Accrued lease liability	98	—
Other	2	—

Total gross deferred tax assets	4,006	3,376
Deferred tax liabilities:
Deferred loan fees	(84)	(89)
FHLB stock	(6)	(11)
Premises and equipment	(448)	(505)
Tax amortization of goodwill	(146)	(107)
Prepaid expenses	(124)	(120)

Total gross deferred tax liabilities	(808)	(832)

Net deferred tax asset	$3,198	$2,544

The Company did away with its valuation allowance at December 31, 2005 because management determined that realization of all deferred tax assets was more likely than not. For the year ended December 31, 2005, the valuation allowance decreased $168.

Reconciliations of income taxes computed at the statutory federal income tax rate (34%) to the provisions for income tax for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Income taxes at federal tax rate	$4,069	$3,148	$2,389
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	492	766	73
Cash surrender value of bank owned life insurance	(127)	(118)	(108)
Tax exempt securities	(73)	(73)	(73)
Other	(33)	35	63

Total	$4,328	$3,758	$2,344

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(10)	Income Taxes (Continued)

Retained earnings at December 31, 2006 and 2005 includes $5,170 representing pre-1988 tax bad debt reserve base year amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of accumulated tax earnings and profits, or other distributions, dissolution, liquidation or redemption of the Bank’s stock.

(11)	Stock Option Plan

The Company has a Stock Option Plan (the “Option Plan”) for selected employees of the Company and for nonemployee directors. The purpose of the Option Plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to key employees and directors by facilitating their purchase of a stock interest in the Company.

The Option Plan provides for a term of ten years, after which no awards may be made, unless earlier terminated by the Board of Directors pursuant to the Option Plan. The option exercise price is the market price of the common stock on the date the option is granted. Options are fully vested and exercisable upon being granted. As of December 31, 2006, there are 123,890 options available for future issuance under the Option Plan.

A summary of the status of the Option Plan as of December 31, 2006, 2005 and 2004 and changes during the years then ended is presented below:

	2006		2005		2004
	Number	Weighted average option price	Number	Weighted average option price	Number	Weighted average option price
Options outstanding, beginning of year	409,413	$8.41	368,198	$7.13	288,998	$4.89
Granted	—	—	69,300	13.77	110,700	11.99
Exercised	(71,988)	5.72	(28,085)	4.85	(31,500)	3.77
Forfeited	—	—	—	—	—	—

Options outstanding, end of year	337,425	$8.98	409,413	$8.41	368,198	$7.13

The following table summarizes additional information about the Option Plan at December 31, 2006:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable
$ 4.822	1,125	0.50 years	1,125
4.822	34,875	5.00 years	34,875
4.889	6,750	3.00 years	6,750
4.916	117,675	2.50 years	117,675
11.867	9,000	7.10 years	9,000
12.000	1,125	0.50 years	1,125
12.000	4,500	1.10 years	4,500
12.000	93,825	8.00 years	93,825
13.773	750	0.50 years	750
13.773	3,000	1.10 years	3,000
13.773	64,800	9.00 years	64,800

	337,425	5.62 years	337,425

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(12)	Parent Company Financial Information

Condensed financial information of Cooperative Bankshares, Inc., the parent company, at December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 is presented below:

Condensed Statements of Financial Condition

	2006	2005
Assets:
Cash	$97	$4,847
Equity investment in subsidiaries	73,296	61,974
Other assets	326	215

	$73,719	$67,036

Liabilities and stockholders’ equity:
Junior subordinated debt	$15,464	$15,464
Other liabilities	632	476
Stockholders’ equity	57,623	51,096

	$73,719	$67,036

Condensed Statements of Operations

	2006	2005	2004
Dividends from subsidiary	$1,547	$865	$722
Equity in undistributed net income of subsidiary	6,988	4,986	4,038
Miscellaneous expenses	(895)	(349)	(79)

	$7,640	$5,502	$4,681

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(12)	Parent Company Financial Information (Continued)

Condensed Statements of Cash Flows

	2006	2005	2004
Operating activities:
Net income	$7,640	$5,502	$4,681
Equity in undistributed net income of subsidiary	(6,988)	(4,986)	(4,038)
Change in other assets	(111)	(15)	(57)
Change in other liabilities	122	139	53

Net cash provided by operating activities	663	640	639

Investing activities:
Investment in Trust	—	(464)	—
Investment in Bank	(4,470)	(10,000)	—

Net cash used in investment activities	(4,470)	(10,464)	—

Financing activities:
Proceeds from issuance of common stock, net	139	51	47
Proceeds from long-term obligation	—	15,464	—
Cash dividends paid	(1,082)	(846)	(686)

Net cash provided (used) in financing activities	(943)	14,669	(639)

Increase (decrease) in cash and cash equivalents	(4,750)	4,845	—
Cash and cash equivalents, beginning of year	4,847	2	2

Cash and cash equivalents, end of year	$97	$4,847	$2

(13)	Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company using the methods and assumptions described below. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Cash Equivalents

The carrying amount is a reasonable estimate of fair value.

Securities

For investments in debt securities, fair values are based on quoted market prices or dealer quotes. For other securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

FHLB Stock

The carrying amount is a reasonable estimate of fair value.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(13)	Fair Value of Financial Instruments (Continued)

Loans Held for Sale

The carrying amount is a reasonable estimate of fair value since they will be sold in a short period.

Loans

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Accrued Interest

The carrying amount is a reasonable estimate of fair value.

Bank-Owned Life Insurance

The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

Deposits

The fair value of demand, NOW, savings, and money market deposit accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowed Funds

Borrowed funds consist of short-term borrowings and long-term obligations with varying maturities. The fair values of these liabilities are estimated using the discounted values of the contractual cash flows. The discount rate is estimated using the rates currently in effect for similar borrowings.

Off-Balance Sheet Financial Instruments

The fair value of off-balance sheet financial instruments is considered immaterial. As discussed in Note 3, these off-balance sheet financial instruments are commitments to extend credit and are either short term in nature or subject to immediate repricing.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(13)	Fair Value of Financial Instruments (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005 are as follows:

	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$17,015	$17,015	$23,822	$23,822
Securities:
Available for sale	43,351	43,351	42,381	42,381
Held to maturity	1,738	1,681	2,029	1,981
Loans held for sale	4,442	4,442	4,894	4,894
Loans, net	753,612	748,359	636,964	629,227
FHLB stock	6,715	6,715	5,829	5,829
Accrued interest receivable	4,467	4,467	3,345	3,345
Bank-owned life insurance	10,897	10,897	10,523	10,523
Financial liabilities:
Deposits	661,892	661,932	564,990	563,337
Borrowed funds	136,021	136,009	125,344	126,244
Accrued interest payable	480	480	418	418

(14)	Asset Sales

During November 2006, the Company sold an unoccupied branch office for $325. A gain of $276 was deferred because the Company financed the sale of this property. This gain will be recognized as the principal balance of the loan is collected. A gain of $1 was realized for the year ended December 31, 2006.

During December 2005, the Company sold an unoccupied branch office for $600. A gain of $428 was realized on the sale.

(15)	Leases

The Company has several noncancelable operating leases, primarily for office space, that expire over the next twenty years. These leases generally contain renewal options for periods ranging from two to five years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was $774, $632 and $552 during 2006, 2005 and 2004, respectively.

Future minimum lease payments under noncancelable operating leases as of December 31, 2006 are:

Year ending December 31:
2007	$659
2008	552
2009	549
2010	551
2011	550
After 2011	6,679

Total minimum lease payments	$9,540

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(16)	Subsequent Events

After December 31, 2006, Bankshares entered into a definitive merger agreement with Bank of Jefferson in which Cooperative will acquire the net assets of Bank of Jefferson. Bank of Jefferson is headquartered in Chesterfield County, South Carolina. The transaction is subject to the approval of Bank of Jefferson’s shareholders and appropriate regulatory authority. The transaction is expected to be consummated in the third quarter of 2007.

On February 27, 2007, Cooperative Bank purchased a lot in Whiteville, North Carolina. The purchase price was $525,000. The Bank intends to relocate its Whiteville branch to this lot, subject to regulatory approval.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Cooperative Bankshares, Inc. and Subsidiary (the “Company”) is responsible for preparing the Company’s annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that assessment, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report has issued an attestation report on management’s assessment of internal control over financial reporting.

March 8, 2007

Cooperative Bankshares, Inc.

/s/ Frederick Willetts, III	/s/ Todd L. Sammons
Frederick Willetts, III	Todd L. Sammons
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cooperative Bankshares, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Cooperative Bankshares, Inc. and Subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cooperative Bankshares, Inc. and Subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Cooperative Bankshares, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Cooperative Bankshares, Inc. and subsidiary as of and for the year ended December 31, 2006, and our report dated March 8, 2007, expressed an unqualified opinion on those consolidated financial statements.

Greenville, North Carolina
March 8, 2007

Item 9B.	Other Information

Item 1.01	Entering into a Material Definitive Agreement

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

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

The information contained under the sections captioned “Proposal I — Election of Directors” and “Compensation Discussion and Analysis” in the Proxy Statement is incorporated herein by reference.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2006 with respect to the Company’s equity compensation plans.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants & rights*	(b) Weighted-average exercise price of outstanding options, warrants and rights*	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))*
Equity compensation plans approved by security holders	337,425	$8.98	123,890
Equity compensation plans not approved by security holders	—	—	—

Total	337,425	$8.98	123,890

*	The per share information is computed after giving retroactive effect to the 3-for-2 stock splits in the form of a 50% stock dividend declared on May 31, 2006 and January 19, 2005.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Transactions with Related Persons” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement.

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

No.	Description
3.1(1)	Articles of Incorporation

3.2(2)	Articles of Amendment to Articles of Incorporation

3.3	Bylaws, as amended

10.1(3)	Cooperative Bankshares, Inc. 1998 Stock Option and Incentive Plan

10.2(4)	Employment Agreement with Frederick Willetts, III

10.3(5)	Form of Change of Control Agreement between the Bank, Todd L. Sammons, O. C. Burrell, Jr. and Dickson B. Bridger

10.4(5)	Form of Split Dollar Agreements, as amended, between the Bank, Fredrick Willetts, III and O. C. Burrell, Jr.

10.5(5)	Form of Supplemental Life Insurance Agreements between the Bank, Todd L. Sammons and Dickson B. Bridger

10.6(1)	Indemnity Agreement with Directors and Executive Officers

10.7(6)	Director Retirement Agreements between Cooperative Bank and Each Non-Employee Director of Cooperative Bank

10.8(6)	Director Deferred Fee Agreements between Cooperative Bankshares, Inc. and each Director of the Company

10.9(6)	Director Deferred Fee Agreements between Cooperative Bank and Each Non-Employee Director of Cooperative Bank

10.10(6)	Executive Indexed Retirement Agreements between Cooperative Bank and Frederick Willetts, III and O. C. Burrell, Jr.

10.11(7)	Advances and Security Agreement, dated November 23, 2004, between Cooperative Bank and the Federal Home Loan Bank of Atlanta and related Joinder Agreement

10.12(5)	Form of Incentive Stock Option Award Agreement

10.13(5)	Form of Non-Incentive Stock Option Award Agreement

10.14(8)	Management Incentive Plan

11	Statement re: computation of per share earnings - Reference is made to Note 9 of the Company’s Consolidated Statements of Operations

21	Subsidiaries

23	Consent of Dixon Hughes PLLC

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Reg. No. 33-79206).

(2)	Incorporated by reference to the Registrant’s Proxy Statement filed with the SEC on March 31, 2005.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-92219).

(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 13, 2007.

(5)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on March 27, 2006.

(6)	Incorporated by reference to the exhibits to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001.

(7)	Incorporated by reference to the exhibits to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 9, 2007.

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

COOPERATIVE BANKSHARES, INC.

Date: 3/14/07	By:	/s/ Frederick Willetts, III
Frederick Willetts, III
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Frederick Willetts, III	Date: 3/14/07
Frederick Willetts, III
President, Chief Executive Officer and Chairman
(Principal Executive Officer and Director)

By:	/s/ Todd L. Sammons	Date: 3/14/07
Todd L. Sammons
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Paul G. Burton	Date: 3/14/07
Paul G. Burton
(Director)

By:	/s/ F. Peter Fensel, Jr.	Date: 3/14/07
F. Peter Fensel, Jr.
(Director)

By:	/s/ James D. Hundley	Date: 3/14/07
James D. Hundley
(Director)

By:	/s/ H. Thompson King, III	Date: 3/14/07
H. Thompson King, III
(Director)

By:	/s/ R. Allen Rippy	Date: 3/14/07
R. Allen Rippy
(Director)

By:	/s/ O. Richard Wright, Jr.	Date: 3/14/07
O. Richard Wright, Jr.
(Director)