Form 10-Q
period 2007-03-31
COOPERATIVE BANKSHARES INC
filed 2007-05-09
CIK 923529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 30, 2007, there were 6,520,391 issued and outstanding shares of the registrant’s Common Stock.

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(In thousands, except per share data)	March 31, 2007	December 31, 2006*
	(Unaudited)
Assets
Cash and due from banks, noninterest-bearing	$16,362	$12,825
Interest-bearing deposits in other banks	1,404	4,190

Total cash and cash equivalents	17,766	17,015

Securities:
Available for sale (amortized cost of $42,951 in March 2007 and $44,079 in December 2006)	42,402	43,351
Held to maturity (estimated market value of $1,623 in March 2007 and $1,681 in December 2006)	1,671	1,738
FHLB stock	6,681	6,715
Loans held for sale	5,676	4,442

Loans	764,579	761,398
Less allowance for loan losses	8,085	7,786

Net loans	756,494	753,612

Other real estate owned	574	653
Accrued interest receivable	4,460	4,467
Premises and equipment, net	11,790	10,437
Goodwill	1,462	1,462
Other assets	16,249	16,198

Total assets	$865,225	$860,090

Liabilities and Stockholders' Equity

Deposits	$665,139	$661,892
Short-term borrowings	26,345	27,485
Escrow deposits	618	415
Accrued interest payable	496	480
Accrued expenses and other liabilities	4,430	3,659
Long-term obligations	108,658	108,536

Total liabilities	805,686	802,467

Stockholders' equity:
Preferred stock, $1 par value: 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $1 par value: 14,000 shares authorized, 6,517 and 6,514 issued and outstanding	6,517	6,514
Additional paid-in capital	2,935	2,909
Accumulated other comprehensive loss	(337)	(447)
Retained earnings	50,424	48,647

Total stockholders' equity	59,539	57,623

Total liabilities and stockholders' equity	$865,225	$860,090

Book value per common share	$9.14	$8.85

*	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2007	2006
Interest and dividend income:
Loans	$14,798	$11,649
Securities	509	513
Other	65	100
Dividends on FHLB stock	94	79

Total interest and dividend income	15,466	12,341

Interest expense:
Deposits	6,766	4,431
Short-term borrowings	244	257
Long-term obligations	1,271	1,108

Total interest expense	8,281	5,796

Net interest income	7,185	6,545
Provision for loan losses	300	585

Net interest income after provision for loan losses	6,885	5,960

Noninterest income:
Gain on sale of loans	293	340
Service charges and fees on loans	110	140
Deposit-related fees	498	474
Gain (loss) on disposal of premises and equipment	275	(1)
Bank-owned life insurance earnings	92	96
Other income, net	59	58

Total noninterest income	1,327	1,107

Noninterest expense:
Compensation and fringe benefits	3,105	2,995
Occupancy and equipment	960	942
Professional and examination fees	177	168
Advertising	143	133
Other	527	610

Total noninterest expenses	4,912	4,848

Income before income taxes	3,300	2,219
Income tax expense	1,197	766

Net income	$2,103	$1,453

Net income per common share:
Basic*	$0.32	$0.22
Diluted*	$0.32	$0.22

Weighted average common shares outstanding:
Basic*	6,515	6,465
Diluted*	6,639	6,593

*	The per share information is computed after giving retroactive effect to the 3-for-2 stock split in the form of a 50% stock dividend declared on May 31, 2006.

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders' Equity

(Unaudited)

(In thousands, except per share data)	Common stock $1 par value*	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
Balance, December 31, 2006	$6,514	$2,909	$(447)	$48,647	$57,623
Exercise of stock options	3	12	—	—	15
Tax benefit of stock options exercised	—	14	—	—	14
Other comprehensive income, net of taxes	—	—	110	—	110
Net income	—	—	—	2,103	2,103
Cash dividends ($.05 per share)	—	—	—	(326)	(326)

Balance, March 31, 2007	$6,517	$2,935	$(337)	$50,424	$59,539

*	Since par value per share is $1, the dollar amounts in the common stock column are equal to the number of common shares.

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2007	2006
Net income	$2,103	$1,453
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion and amortization	(4)	(4)
Depreciation	256	261
Gain on sale of loans	(293)	(340)
Deferred tax benefit	(85)	(320)
Loss (gain) on sales of premises and equipment	(275)	1
Gain on sales of other real estate owned	(8)	(28)
Provision for loan losses	300	585
Proceeds from sales of loans	24,866	29,028
Loan originations held for sale	(25,791)	(33,273)
Earnings on bank-owned life insurance	(92)	(96)
Changes in assets and liabilities:
Accrued interest receivable	7	(67)
Other assets	57	(111)
Accrued interest payable	16	(18)
Accrued expenses and other liabilities	782	131

Net cash provided (used) by operating activities	1,839	(2,798)

Purchases of securities available for sale	(5,494)	(1,499)
Proceeds from maturity of securities available for sale	6,475	1,750
Repayments of mortgage-backed securities available for sale	151	173
Repayments of mortgage-backed securities held to maturity	67	73
Purchases of FHLB stock	(1,091)	(1,066)
Proceeds from redemption of FHLB stock	1,125	540
Loan originations, net of principal repayments	(2,923)	(38,859)
Proceeds from disposals of foreclosed real estate	87	44
Purchases of premises and equipment	(1,620)	(221)

Net cash used in investing activities	(3,223)	(39,065)

Net increase in deposits	3,247	26,881
Net proceeds (repayments) on short-term borrowings	(1,140)	8,006
Repayments on long-term obligations	(1)	(1)
Proceeds on long-term obligations	123	—
Proceeds from issuance of common stock, net	15	54
Dividends paid	(326)	(216)
Net change in escrow deposits	203	198
Tax benefit of stock options exercised	14	39

Net cash provided by financing activities	2,135	34,961

Increase (decrease) in cash and cash equivalents	751	(6,902)

Cash and cash equivalents:
Beginning of period	17,015	23,822

End of period	$17,766	$16,920

(Continued)

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Continued)

	Three Months Ended March 31,
(In thousands)	2007	2006
Cash paid for:
Interest	$8,265	$5,814
Income taxes	180	668

Summary of noncash investing and financing activities:
Unrealized gains (losses) on securities available for sale, net of taxes	110	(185)
Long-term obligations reclassified to short-term borrowings	5,000	5,000
Short-term borrowings reclassified to long-term obligations	5,000	—

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements

1.	Accounting Policies: The significant accounting policies followed by Cooperative Bankshares, Inc. (“Bankshares”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management’s opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2006 (the “Annual Report”). The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

2.	Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts and transactions of Bankshares, its wholly owned subsidiary, Cooperative Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Lumina Mortgage Company, Inc. (“Lumina”) and CS&L Holdings, Inc. (“Holdings”), and Holdings’ majority owned subsidiary, CS&L Real Estate Trust, Inc. (“REIT”). Bankshares, the Bank and the Bank’s subsidiaries are collectively referred to as the Company. All significant intercompany transactions have been eliminated. Bankshares wholly owns Cooperative Bankshares Capital Trust I (the “Trust”), which is not consolidated in these financial statements due to the adoption of FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” Holdings and REIT were liquidated effective June 30, 2006, with all of their assets and liabilities transferring to the Bank. The liquidation did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Years Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. As disclosed in our 2006 Annual Report on Form 10-K filed with the SEC on March 15, 2007, we adopted SAB 108 during the quarter ended December 31, 2006 and elected to use the cumulative effect transition method in connection with the preparation of our financial statements. Quarterly data for 2006 has been restated to reflect the effect of the adjustments resulting from the adoption of SAB 108. For additional information regarding the adoption and effect of SAB 108, see Note 1 of “Notes to Consolidated Financial Statements” included in the Annual Report on Form 10-K for the year ended December 31, 2006.

On May 31, 2006, the Company declared a 3-for-2 stock split in the form of a 50% stock dividend. All references to per share results and weighted average common and common equivalent shares outstanding have been adjusted to reflect the effect of this split. Certain items included in prior years’ consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have no effect on the net income or stockholders’ equity as previously reported.

All information in the Notes to Consolidated Financial Statements has been presented in thousands, except percentage, time period, share and per share data.

3.	Earnings Per Share: Basic earnings per share (“basic EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share (“diluted EPS”) is calculated by dividing net income by the sum of the weighted average number of common shares outstanding and potential common stock. Potential common stock consists of additional common stock that would have been outstanding as a result of the exercise of dilutive stock options. In determining the number of shares of potential common stock, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise.

The following table presents net income available to common stockholders and the average number of shares outstanding for the periods below:

	Three months ended March 31,
	2007	2006
Net income	$2,103	$1,453

Shares for basic EPS	6,514,550	6,464,842
Dilutive effect of stock options	124,499	128,174

Shares for diluted EPS	6,639,049	6,593,016

For the periods ended March 31, 2007 and 2006, there were no options outstanding that were antidilutive since the average market price exceeded the exercise price for all outstanding options.

4.	Comprehensive Income: Comprehensive income includes net income and all other changes to the Company’s equity, with the exception of transactions with shareholders (“other comprehensive income”). The Company’s only components of other comprehensive income relate to unrealized gains and losses on available for sale securities.

The following table sets forth the components of other comprehensive income and total comprehensive income for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Net income	$2,103	$1,453

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	179	(301)
Income tax benefit (expense)	(69)	116

Other comprehensive income (loss)	110	(185)

Comprehensive income	$2,213	$1,268

5.	Stock-Based Compensation: The Company has a Stock Option Plan in effect at March 31, 2007 and recognizes related costs in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”). All options outstanding as of December 31, 2005 were fully vested and no new options have been subsequently issued. Therefore, no option related compensation cost has been charged against income for the three months ended March 31, 2007 and 2006.

The following table presents information related to the stock option plan as of March 31, 2007 and changes during the three-month period then ended:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	337,425	$8.98	5.62
Exercised	3,018	4.92	2.28
Forfeited	—	—	—
Granted	—	—	—

Outstanding at March 31, 2007	334,407	$9.01	5.40	$2,488

Exerciseable at March 31, 2007	334,407	$9.01	5.40	$2,488

For the three months ended March 31, 2007 and 2006, the intrinsic value of options exercised was approximately $35 and $101 respectively.

6.	Recent Accounting Pronouncements: Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The Company has chosen not to early adopt the provision of SFAS 159. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s consolidated financial statements.

From time to time, the FASB issues exposure drafts of proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

7.	Income Taxes: Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on our consolidated financial statements.

8.	Pending Acquisition: On March 7, 2007, the Company announced the signing of a definitive merger agreement with Bank of Jefferson in which Bankshares will acquire the net assets of Bank of Jefferson in an all-cash transaction. Bank of Jefferson is headquartered in Chesterfield County, South Carolina. This transaction is subject to the approval of Bank of Jefferson’s shareholders and appropriate regulatory authorities. It is expected that this transaction will be consummated by the third quarter of 2007.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This document, as well as other written communications made from time to time by Cooperative Bankshares, Inc. and subsidiaries and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections, such as earnings projections, necessary tax provisions and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements may be identified by the use of such words as “intend,” “believe,” “expect,” “should,” “planned,” “estimated” and “potential.” For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA. The Company’s ability to predict future results is inherently uncertain and the Company cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. These factors include among others; changes in market interest rates and general and regional economic conditions, changes in government regulations, changes in accounting principles and the quality or composition of the loan and investment portfolios. Additional factors that may affect our results are discussed under “Item 1A. Risk Factors” in the Company’s quarterly reports on Form 10-Q and in its annual report on Form 10-K, each filed with the Securities and Exchange Commission, which are available at the Securities and Exchange Commission’s Internet website (www.sec.gov) and to which reference is hereby made. These factors should be considered in evaluating the forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date of those documents. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. Except to the extent required by applicable law or regulation, the Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

General

Cooperative Bankshares, Inc. (“Bankshares”) is a registered bank holding company incorporated in North Carolina in 1994. Bankshares is the parent company of Cooperative Bank (the “Bank”), a North Carolina chartered commercial bank. Cooperative Bank, headquartered in Wilmington, North Carolina, was chartered in 1898. As of March 31, 2007, the Bank provides financial services through 21 offices in Eastern North Carolina. The Bank opened its 22nd branch on April 2, 2007 in Leland, NC, a suburb of Wilmington.

One of the Bank’s subsidiaries, Lumina Mortgage Company, Inc. (“Lumina”) is a mortgage banking firm originating and selling residential mortgage loans through two offices in North Carolina. Lumina closed its Charlotte, North Carolina office on March 30, 2007. The Bank liquidated its other subsidiary, CS&L Holdings, Inc. (“Holdings”), a holding company incorporated in Virginia for CS&L Real Estate Trust, Inc. (the “REIT”), a real estate investment trust, which was also liquidated. Holdings and REIT were liquidated effective June 30, 2006, with all of their assets and liabilities transferring to the Bank. Bankshares, the Bank and the Bank’s subsidiaries are collectively referred to as the Company. The liquidation of Holdings and REIT did not have a material impact on the Company’s financial position or results of operations.

Through its offices, the Bank provides a wide range of banking products, including interest-bearing and noninterest-bearing checking accounts, certificates of deposit, savings accounts and individual retirement accounts. It offers an array of loan products: overdraft protection, commercial, consumer, agricultural, real estate, residential mortgage and home equity loans. Also offered are safe deposit boxes and automated banking services through Online Banking, Bill Payment, ATMs and Access24 Phone Banking. In addition, the Bank’s third party partnership with Seagate Wealth Management Group through UVEST Investment Services gives clients access to a wide array of financial & wealth management solutions, including services such as professional money management, retirement and education planning and investment products including stocks, bonds, mutual funds, annuities and insurance products.

Mission Statement

It is the mission of the Company to provide the maximum in safety and security for our depositors, an equitable rate of return for our stockholders, and excellent service for our customers, and to do so while operating in a fiscally sound and conservative manner, with fair pricing of our products and services, good working conditions, outstanding training and opportunities for our staff, along with a high level of corporate citizenship.

Management Strategy

The Bank’s lending activities have traditionally concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. In recent years the Bank has emphasized the origination of nonresidential real estate loans, equity lines of credit, and secured and unsecured consumer and business loans. As of March 31, 2007, $575.7 million, or 75.1%, of the Bank’s loan portfolio, which excludes loans held for sale, consisted of loans secured by residential properties as compared to $557.3 million, or 73.0%, at December 31, 2006. The Bank originates adjustable rate and fixed rate loans. As of March 31, 2007, adjustable rate and fixed rate loans totaled 67.7% and 32.3%, respectively, of the Bank’s total loan portfolio.

The Bank has chosen to sell a large percentage of its fixed rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to invest these funds in commercial loans, while increasing fee income and reducing interest rate risk.

On March 7, 2007, the Company announced the signing of a definitive merger agreement with Bank of Jefferson in which Bankshares will acquire the net assets of Bank of Jefferson in an all-cash transaction. Bank of Jefferson is headquartered in Chesterfield County, South Carolina. This transaction is subject to the approval of Bank of Jefferson’s shareholders and appropriate regulatory authorities. This acquisition gives the Company the opportunity to move into the Grand Strand area of South Carolina. It is expected that this transaction will be consummated by the third quarter of 2007.

Interest Rate Sensitivity Analysis

Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be examined using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when interest rate sensitive assets exceed interest rate sensitive liabilities. Gap is considered negative when interest rate sensitive liabilities exceed interest rate sensitive assets. At March 31, 2007, the Company had a one-year positive gap position of 7.7% compared to a positive gap position of 4.8% at December 31, 2006. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income, while a negative gap would tend to adversely affect net interest income. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, a part of the Company’s adjustable-rate mortgage loans have been indexed to the National Monthly Median Cost of Funds ratio for the Office of Thrift Supervision regulated institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings and money market deposit accounts. Historically, the Company experienced relatively modest repricing on these types of transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

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

Liquidity

The Company’s goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, proceeds from loan sales, growth in deposits, income from operations and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta (“FHLB”) in an amount of up to 25% of the Bank’s total assets. At March 31, 2007, the Bank’s borrowed funds from the FHLB equaled 13.2% of its total assets. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition. The Bank also made use of $1.9 million in brokered deposits obtained during the quarter ended March 31, 2007 as compared to $10.1 million obtained during the quarter ended March 31, 2006. The increased use of brokered deposits primarily results from management’s belief that these deposits were the best means to augment organic deposit origination to fund our loan growth.

At March 31, 2007, the estimated market value of liquid assets (cash, cash equivalents, marketable securities and loans held for sale) was approximately $67.5 million, which represents 8.4% of deposits and borrowed funds, compared to $66.5 million or 8.3% of deposits and borrowed funds at December 31, 2006. The increase in liquid assets was primarily due to an increase in cash and loans held for sale, partially offset by a decrease in securities available for sale.

The Bank’s primary uses of liquidity are to fund loans and to purchase investments. Management considers current liquidity levels adequate to meet the Bank’s cash flow requirements. However, if loan portfolio growth exceeds deposit origination growth as it has in the past, management may need to increase the bank’s utilization of funding sources, such as an increased use of brokered deposits, additional borrowings or loan sales.

Off-Balance Sheet Arrangements and Contractual Commitments

At March 31, 2007, outstanding off-balance sheet commitments to extend credit totaled $109.4 million, and the undisbursed portion of construction loans was $94.3 million. The Bank continued to be obligated to make future payments under contracts, such as debt and lease agreements, the amounts of which were consistent with the amounts at December 31, 2006 other than the decrease in borrowed funds of $1.0 million and the increase in deposits of $3.2 million at March 31, 2007. For further information on the Bank’s off-balance sheet arrangements and contractual commitments, see the discussion regarding deposits in “Financial Condition at March 31, 2007 compared to December 31, 2006.”

Capital

Stockholders’ equity at March 31, 2007, was $59.5 million, up 3.3% from $57.6 million at December 31, 2006. The improved capital position at March 31, 2007 reflects the impact of earnings retention after the declaration of cash dividends of $326,000. Stockholders’ equity at March 31, 2007 includes an unrealized loss net of tax of $337,000, compared to an unrealized loss net of tax of $447,000 at December 31, 2006, on securities available for sale marked to estimated fair market value.

Under the capital regulations of the Federal Deposit Insurance Corporation (“FDIC”), the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (“Tier I”) capital to average adjusted assets of at least 3% if a particular institution has the highest examination rating and at least 4% for all others. At March 31, 2007, the Bank’s leverage capital ratio was 8.64%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of the allowance for loan losses. At March 31, 2007, the Bank had a ratio of qualifying total capital to risk-weighted assets of 11.14%.

Bankshares, as a bank holding company, is also subject, on a consolidated basis, to the capital adequacy guidelines of the Board of Governors of the Federal Reserve (the “Federal Reserve Board”). The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank.

At March 31, 2007 Bankshares exceeds all of its capital requirements. With the purchase of the Bank of Jefferson, Bankshares may need to undertake capital raising measures such as issuing additional junior subordinated debentures. If this is necessary, management does not believe this would alter current operations or strategies. In addition, if the Bank continues to grow at a pace similar to the growth experienced over the past couple years, Bankshares may need to undertake similar capital raising measures to supplement risk-based capital.

On February 28, 2007, the Company’s Board of Directors approved a quarterly cash dividend of $.05 per share that was paid on April 17, 2007 to stockholders of record as of April 1, 2007. Any future payment of dividends is dependent on the financial condition and capital needs of the Company, requirements of regulatory agencies and economic conditions in the marketplace.

Critical Accounting Policies

The Bank’s most significant critical accounting policies are those that govern accounting for allowance for loan losses and goodwill. A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and results of operations and requires a difficult, subjective or complex judgment by management. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. For further information on the allowance for loan losses, see the “Critical Accounting Policies” and the “Financial Condition” in Management’s Discussion and Analysis and Note 1 and Note 3 of “Notes to Consolidated Financial Statements” included in the Annual Report on Form 10-K filed with the SEC on March 15, 2007. For further information on goodwill, see the “Critical Accounting Policies” in Management’s Discussion and Analysis and Note 1 of “Notes to Consolidated Financial Statements” included in the Annual Report on Form 10-K filed with the SEC on March 15, 2007.

FINANCIAL CONDITION AT MARCH 31, 2007 COMPARED TO DECEMBER 31, 2006

The Company’s total assets increased 0.6% to $865.2 million at March 31, 2007, compared to $860.1 million at December 31, 2006. Asset growth was primarily attributable to an increase of $3.2 million, or 0.4%, in loans. Loan growth was funded primarily by increases in deposits of $3.2 million or 0.5%. The increase in loans and deposits was primarily the result of continued loan and deposit growth attributable to the markets in which the Bank conducts its business, the Bank’s expanded and improved branch network and the Bank’s continued emphasis on increasing overall loan production. The increase in deposits was mainly due to growth in the thirteen month certificate due to the Bank offering a competitive promotional rate on a reasonably short term deposit in an effort to foster deposit growth. In addition, the Bank increased brokered deposits by $1.9 million during the three-month period as discussed under “Liquidity”. The majority of the loan growth occurred in construction and land development loans, which grew $4.8 million (2.9%) to $170.6 million from December 31, 2006, and multi-family residential loans, which grew $5.6 million (35.1%) to $21.7 million from December 31, 2006. Investment securities, both available for sale and held to maturity portfolios, decreased $1.0 million from $45.1 million to $44.1 million, or 2.3%, as proceeds from the repayment of securities were used to increase cash and cash equivalents by $800,000 and to purchase premises and equipment.

At March 31, 2007, the Bank’s allowance for loan losses was $8.1 million, or 1.06% of loans, compared to $7.8 million, or 1.02% of loans, at December 31, 2006. The Company’s nonperforming assets (nonaccrual loans, loans 90 days or more delinquent and foreclosed real estate) were $1.8 million, or 0.21% of assets, at March 31, 2007, compared to $1.9 million, or 0.23% of assets, at December 31, 2006. Foreclosed real estate decreased to $574,000 at March 31, 2007, from $653,000 at December 31, 2006, and is made up of one ocean front lot which must have mature vegetation on the lot’s dunes before the property can be developed. The remaining decrease in nonperforming assets was primarily the result of a decrease in delinquencies 90 days or more past due. The increase in the ratio of allowance for loan losses to loans was due to the softening of the economy and the concentration of loans secured by commercial real estate. Management considers the current level of the allowance to be appropriate based on loan composition, the current level of delinquencies and other nonperforming assets, overall economic conditions and other factors. The Company assumes an aggressive position in collecting delinquent loans and disposing of foreclosed assets to minimize balances of nonperforming assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. For further information, see “Comparison of Operating Results – Provision and Reserve for Loan Losses.”

Net premises and equipment increased $1.4 million, or 13.0%, to $11.8 million at March 31, 2007 compared to $10.4 million at December 31, 2006. This increase is attributable primarily to purchases made relating to the opening of the Leland branch and the purchase of two adjoining lots in Whiteville, North Carolina, which may be used for a branch relocation. Other assets increased $51,000, or 0.3%, to $16.2 million mostly due to an increase in funds being held by attorneys to fund loan closings and prepaid expenses. Loans held for sale, which are funded by and collateralize a short-term borrowing at another financial institution, increased $1.2 million, or 27.8%, since December 31, 2006 to $5.7 million at March 31, 2007.

Borrowed funds at March 31, 2007, which are collateralized through an agreement with the FHLB for advances and loans held for sale, decreased $1.0 million, or 0.7%, since December 31, 2006. The FHLB advances are secured by the Bank’s investment in FHLB stock and qualifying first mortgage loans.

Accrued expenses and other liabilities increased $771,000 (21.1%) to $4.4 million at March 31, 2007 compared to $3.7 million at December 31, 2006. Accrued federal and state income taxes and accrued expenses relating to the opening of the Leland branch are the primary reasons for the increase in accrued expenses and other liabilities during the first quarter of 2007.

COMPARISON OF OPERATING RESULTS

Overview

The net income of the Company depends primarily upon net interest income. Net interest income is the difference between the interest earned on loans, the securities portfolios and interest-earning deposits offset by the cost of funds, consisting principally of the interest paid on deposits and borrowings. The Company’s operations are materially affected by general economic conditions, the monetary and fiscal policies of the Federal government and the policies of regulatory authorities. Yields and costs have increased because of the actions taken by the Federal Reserve to increase interest rates during 2005 and the first six months of 2006. In addition, the cost of funds has increased due in part to increased competition for deposits in the markets in which the Bank conducts its business.

Net Income

Net income for the three-month period ended March 31, 2007 increased $650,000 to $2.1 million, representing a 44.7% increase compared to the same period last year. The following analysis of the Company’s results of operations will explain the significant changes that had an effect on net income for the periods under review.

Interest Income

For the three-month period ended March 31, 2007, interest income increased 25.3% to $15.5 million compared to $12.3 million for the same period last year. The increase in interest income is primarily a result of the combined effect of the average balance of interest-earning assets increasing $94.5 million, or 13.0%, and the average yield increasing 75 basis points to 7.54% for the March 2007 quarter compared to 6.79% for the same period a year ago. The increase in average interest earning assets is primarily the result of a $97.2 million, or 14.6%, increase in the average balance of loans compared to the three months ended March 31, 2006. As discussed earlier, loan growth during these periods is primarily a result of the growth of the markets in which the Bank conducts its business, the Bank’s expanded and improved branch network and the Bank’s continued emphasis on increasing overall loan production. The increase in the average yields is primarily due to the rising interest rate environment.

Interest Expense

Interest expense increased $2.5 million, or 42.9%, to $8.3 million for the three-month period ended March 31, 2007, compared to $5.8 million for the same period a year ago. This increase was caused by the combined effect of a 13.6% increase in the average balance of total interest-bearing liabilities and the average cost of interest-bearing liabilities increasing to 4.44% from 3.53% compared to the same period a year ago. The increase in the average cost of funds was primarily due to the rising interest rate environment, increased competition for deposits, and, to a lesser extent, the Bank’s offering of promotional rates on certificates of deposit and the Bank’s increased use of brokered deposits to fund loan growth. The increase in the average balance of interest-bearing liabilities is primarily the result of an $86.6 million, or 16.3%, increase in the average balance of deposits and, to a lesser extent, a $2.6 million, or 2.1% increase in the average balance of borrowed funds. The increase in the average balance of deposits is primarily attributable to the growth of the markets in which the Bank conducts its business, the Bank’s offering of promotional rates on certificates of deposit, the Bank’s expanded and improved branch network and the Bank’s use of brokered deposits.

Net Interest Income

Net interest income for the three-month period ended March 31, 2007 increased 9.8% to $7.2 million compared to the same period a year ago. The Average Yield/Cost Analysis table analyzes the interest-earning assets and interest-bearing liabilities for the quarters ended March 31, 2007 and 2006. As stated earlier, the increase in average yield was primarily the result of increases in market interest rates. The interest rate spread was 3.09% for the quarter ended March 31, 2007 compared to 3.26% for the same period a year ago. The decrease in interest rate spread was primarily caused by the cost of interest-bearing liabilities going up 16 basis points more than the yield on interest-earning assets. This can be primarily attributed to the need of the Bank to generate liquidity in order to fund loan growth by paying higher rates of return on our deposit accounts in order to attract new deposits and retain existing deposit accounts. The net yield on interest-earning assets was 3.50% for the quarter ended March 31, 2007 compared to 3.60% for the same period a year earlier. See “Interest Income,” “Interest Expense” and “Average Yield/Cost Analysis” table for further information on interest income and interest expense.

Average Yield/Cost Analysis

The following table contains information relating to the Company’s average balance sheet and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. The average loan portfolio balances include nonaccrual loans.

	For the quarter ended
(Dollars in thousands)	March 31, 2007			March 31, 2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
Interest-earning assets:
Interest-bearing deposits in other banks	$4,860	$65	5.35%	$8,052	$100	4.97%
Securities:
Available for sale	42,878	490	4.57%	42,795	491	4.59%
Held to maturity	1,713	19	4.44%	2,001	22	4.40%
FHLB stock	6,454	94	5.83%	5,843	79	5.41%
All loans	765,090	14,798	7.74%	667,843	11,649	6.98%

Total interest-earning assets	820,995	15,466	7.54%	726,534	12,341	6.79%

Noninterest-earning assets	33,265			30,133

Total assets	$854,260			$756,667

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits	$616,493	6,766	4.39%	$529,901	4,431	3.34%
Borrowed funds	128,902	1,515	4.70%	126,272	1,365	4.32%

Total interest-bearing liabilities	745,395	8,281	4.44%	656,173	5,796	3.53%

Noninterest-bearing liabilities	49,705			50,556

Total liabilities	795,100			706,729
Stockholders' equity	59,160			49,938

Total liabilities and stockholders' equity	$854,260			$756,667

Net interest income		$7,185			$6,545

Interest rate spread			3.10%			3.26%

Net yield on interest-earning assets			3.50%			3.60%

Percentage of average interest-earning assets to average interest-bearing liabilities			110.1%			110.7%

Provision and Reserve for Loan Losses

During the three-month period ended March 31, 2007, the Bank had net charge-offs against the allowance for loan losses of $1,000 compared to $2,000 for the same period in 2006. The Bank added $300,000 to the allowance for loan losses for the current three-month period compared to $585,000 for the same period last year, increasing the balance to $8.1 million at March 31, 2007. The provision was added due to overall growth of the loan portfolio, the softening of the economy and the concentration of loans secured by commercial real estate. The decrease in the provision for loan losses for the March 2007 quarter compared to the March 2006 quarter was caused by a smaller increase in size of the loan portfolio during the first quarter of 2007 compared to the first quarter of 2006. The Company’s nonperforming assets (nonaccrual loans, loans 90 days or more delinquent and foreclosed real estate) were $1.8 million, or 0.21% of assets, at March 31, 2007, compared to $1.9 million, or 0.23% of assets, at December 31, 2006. The decrease in nonperforming assets during the first quarter of 2007 was the result of a decrease in delinquencies and foreclosed real estate owned. Management considers the current level of the allowance to be appropriate based on loan composition, the current level and types of delinquencies and other nonperforming assets, historical charge-off patterns, overall economic conditions and other factors. Future increases to the allowance may be necessary due to changes in loan composition or loan volume, changes in economic or market area conditions and other factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

Noninterest Income

Noninterest income increased by 19.9% to $1.3 million for the three-month period ended March 31, 2007, compared to $1.1 million for the same period a year ago. In February 2007, there was a $275,000 gain recognized on the sale of an unoccupied former branch office. There was no similar gain recognized during the quarter ended March 31, 2006. Deposit-related fees increased $24,000 in the first quarter of 2007 compared to the same period a year ago. The change in deposit-related fees was primarily due to increased income associated with non-sufficient funds and ATM fees due to increases in new deposit accounts. Gain on sale of loans and service charges and fees on loans decreased $47,000 and $30,000, respectively, primarily caused by a decrease in mortgage banking activities. Earnings on bank-owned life insurance and other income remained relatively constant during the period ended March 31, 2007 compared to a year earlier.

Noninterest Expense

For the three-month period ended March 31, 2007, noninterest expense was $4.9 million, an increase of $64,000, or 1.3%, compared to the same period last year. Most of the increase in noninterest expense can be attributed to compensation and fringe benefits increasing $110,000 (3.7%) due to increases in costs of benefits, increased staffing levels and normal increases in salaries. Occupancy and equipment increased $18,000 (1.9%), professional and exam fees increased $9,000 (5.4%) and advertising increased $10,000 (7.5%) due to normal increases. Other expenses decreased $83,000 primarily due to decreases in printing and office supplies, telephone expense, postage and freight, franchise tax, and bank service charges.

Income Taxes

The effective tax rate for the three-month periods ended March 31, 2007 and 2006 was 36.3% and 34.5%, respectively. The Company began accruing at a higher tax rate in January 2007 in anticipation of an increased tax liability relating to increased tax rates on income in a higher bracket. For further information on income taxes, see “Income Taxes” in Management’s Discussion and Analysis and Note 10 of “Notes to Consolidated Financial Statements” included in the Annual Report.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest-earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of, and adherence to, the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and interest-bearing liabilities so as to mitigate the effect of changes in the rate environment. The Company’s market risk profile has not changed materially since December 31, 2006.

Item 4	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1	Legal Proceedings

Not applicable

Item 1a	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase any shares of its common stock during the first quarter.

Item 3	Defaults Upon Senior Securities

Not applicable

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(2)	Articles of Amendment to the Articles of Incorporation

Exhibit 3.3(3)	Bylaws, as amended

Exhibit 4.2	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of Registrant and its consolidated subsidiaries.

Exhibit 10.1(4)	Employment Agreement by and between Cooperative Bankshares, Inc., Cooperative Bank and Frederick Willetts, III, executed February 7, 2007

Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32	Certificate Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Reg. No. 33- 79206) and any amendments thereto filed with the SEC.
(2)	Incorporated by reference to the Registrant’s Proxy Statement filed with the SEC on March 30, 2005.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2007.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cooperative Bankshares, Inc.

Dated: May 9, 2007	/s/ Frederick Willetts, III
Frederick Willetts, III
President and Chief Executive Officer

/s/ Todd L. Sammons
Dated: May 9, 2007	Todd L. Sammons
Senior Vice President and Chief Financial Officer