Form 10-Q
period 2007-06-30
COOPERATIVE BANKSHARES INC
filed 2007-08-09
CIK 923529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of July 26, 2007, there were 6,549,367 issued and outstanding shares of the registrant’s Common Stock.

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(In thousands, except per share data)	June 30, 2007	December 31, 2006*
	(Unaudited)
Assets

Cash and due from banks, noninterest-bearing	$13,170	$12,825
Interest-bearing deposits in other banks	6,081	4,190

Total cash and cash equivalents	19,251	17,015

Securities:
Available for sale (amortized cost of $42,766 at June 30, 2007 and $44,079 at December 31, 2006)	41,911	43,351
Held to maturity (estimated market value of $1,524 at June 30, 2007 and $1,681 at December 31, 2006)	1,599	1,738
FHLB stock	6,816	6,715
Loans held for sale	3,350	4,442

Loans	792,434	761,398
Less allowance for loan losses	8,367	7,786

Net loans	784,067	753,612

Other real estate owned	574	653
Accrued interest receivable	4,776	4,467
Premises and equipment, net	11,814	10,437
Goodwill	1,462	1,462
Other assets	15,947	16,198

Total assets	$891,567	$860,090

Liabilities and Stockholders’ Equity

Deposits	$690,798	$661,892
Short-term borrowings	31,435	27,485
Escrow deposits	775	415
Accrued interest payable	538	480
Accrued expenses and other liabilities	3,123	3,659
Long-term obligations	103,533	108,536

Total liabilities	830,202	802,467

Stockholders’ equity:
Preferred stock, $1 par value: 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $1 par value: 14,000 shares authorized, 6,547 and 6,514 issued and outstanding	6,547	6,514
Additional paid-in capital	3,180	2,909
Accumulated other comprehensive loss	(524)	(447)
Retained earnings	52,162	48,647

Total stockholders’ equity	61,365	57,623

Total liabilities and stockholders’ equity	$891,567	$860,090

Book value per common share	$9.37	$8.85

*	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest and dividend income:
Loans	$15,279	$13,246	$30,077	$24,894
Securities	505	506	1,015	1,020
Other	57	45	122	145
Dividends on FHLB stock	100	94	193	173

Total interest and dividend income	15,941	13,891	31,407	26,232

Interest expense:
Deposits	7,069	5,161	13,835	9,592
Short-term borrowings	365	232	608	667
Long-term obligations	1,252	1,315	2,523	2,245

Total interest expense	8,686	6,708	16,966	12,504

Net interest income	7,255	7,183	14,441	13,728
Provision for loan losses	350	775	650	1,360

Net interest income after provision for loan losses	6,905	6,408	13,791	12,368

Noninterest income:
Gain on sale of loans	475	538	768	878
Service charges and fees on loans	84	139	192	279
Deposit-related fees	526	510	1,024	984
Gain (loss) on disposal of premises and equipment	(4)	—	271	(1)
Earnings on bank-owned life insurance	92	96	185	192
Other income, net	52	66	111	124

Total noninterest income	1,225	1,349	2,551	2,456

Noninterest expense:
Compensation and fringe benefits	2,965	2,877	6,070	5,871
Occupancy and equipment	967	945	1,926	1,886
Professional and examination fees	246	263	423	430
Advertising	136	124	279	257
Other	548	581	1,076	1,193

Total noninterest expenses	4,862	4,790	9,774	9,637

Income before income taxes	3,268	2,967	6,568	5,187
Income tax expense	1,202	1,168	2,399	1,935

Net income	$2,066	$1,799	$4,169	$3,252

Net income per common share:
Basic	$0.32	$0.28	$0.64	$0.50
Diluted	$0.31	$0.27	$0.63	$0.49

Weighted average common shares outstanding:
Basic	6,527	6,480	6,521	6,472
Diluted	6,634	6,619	6,636	6,607

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)	Common stock $1 par value*	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance, December 31, 2006	$6,514	$2,909	$(447)	$48,647	$57,623
Exercise of stock options	34	134	—	—	168
Stock traded to exercise options (1,000 shares)	(1)	(16)	—	—	(17)
Tax benefit of stock options exercised	—	147	—	—	147
Other comprehensive loss, net of taxes	—	—	(77)	—	(77)
Net income	—	—	—	4,169	4,169
Stock-based compensation	—	6	—	—	6
Cash dividends ($.05 per share)	—	—	—	(654)	(654)

Balance, June 30, 2007	$6,547	$3,180	$(524)	$52,162	$61,365

*	Since par value per share is $1, the dollar amounts in the common stock column are equal to the number of common shares.

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)	Six Months Ended June 30,
	2007	2006
Net income	$4,169	$3,252
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion and amortization	(7)	(8)
Depreciation	516	521
Gain on sale of loans	(768)	(878)
Deferred tax benefit	(234)	(342)
Loss (gain) on disposal of premises and equipment	(271)	1
Gain on sales of other real estate owned	(8)	(25)
Valuation losses on other real estate owned	—	746
Provision for loan losses	650	1,360
Proceeds from sales of loans	53,620	72,696
Loan originations held for sale	(51,736)	(75,414)
Earnings on bank-owned life insurance	(185)	(192)
Stock based compensation	6	—
Changes in assets and liabilities:
Accrued interest receivable	(309)	(377)
Other assets	721	(221)
Accrued interest payable	58	4
Accrued expenses and other liabilities	(252)	(335)

Net cash provided by operating activities	5,970	788

Purchases of securities available for sale	(5,496)	(1,499)
Proceeds from maturity of securities available for sale	6,475	1,950
Repayments of mortgage-backed securities available for sale	340	417
Repayments of mortgage-backed securities held to maturity	139	150
Purchases of FHLB stock	(2,756)	(2,731)
Proceeds from redemption of FHLB stock	2,655	2,025
Loan originations, net of principal repayments	(31,129)	(83,828)
Proceeds from disposals of foreclosed real estate	87	51
Purchases of premises and equipment	(1,908)	(477)

Net cash used in investing activities	(31,593)	(83,942)

Net increase in deposits	28,906	68,440
Net proceeds (repayments) on short-term borrowings	(1,050)	5,789
Repayments on long-term obligations	(3)	(3)
Proceeds from long-term obligations	—	5,000
Proceeds from issuance of common stock, net	151	39
Dividends paid	(652)	(542)
Net change in escrow deposits	360	194
Tax benefit of stock options exercised	147	41

Net cash provided by financing activities	27,859	78,958

Increase (decrease) in cash and cash equivalents	2,236	(4,196)

Cash and cash equivalents:
Beginning of period	17,015	23,822

End of period	$19,251	$19,626

(Continued)

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Continued)

(In thousands)	Six Months Ended June 30,
	2007	2006
Cash paid for:
Interest	$16,908	$12,500
Income taxes	2,735	2,605
Summary of noncash investing and financing activities:
Transfer from loans to other real estate owned	—	1,320
Unrealized losses on securities available for sale, net of taxes	(77)	(494)
Long-term obligations reclassified to short-term borrowings	10,000	5,000
Short-term borrowings reclassified to long-term obligations	5,000	—

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements

1.	Accounting Policies: The significant accounting policies followed by Cooperative Bankshares, Inc. (“Bankshares”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management’s opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2006 (the “Annual Report”). The results of operations for the three and six-month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

2.	Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts and transactions of Bankshares, its wholly owned subsidiary, Cooperative Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Lumina Mortgage Company, Inc. (“Lumina”) and CS&L Holdings, Inc. (“Holdings”), and Holdings’ majority owned subsidiary, CS&L Real Estate Trust, Inc. (“REIT”). Bankshares, the Bank and the Bank’s subsidiaries are collectively referred to as the Company. All significant intercompany transactions have been eliminated. Bankshares wholly owns Cooperative Bankshares Capital Trust I (the “Trust”), which is not consolidated in these financial statements due to the adoption of FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” Holdings and REIT were liquidated effective June 30, 2006, with all of their assets and liabilities transferring to the Bank. The liquidation did not have a material impact on the Company’s financial position or results of operations. The accompanying unaudited consolidated financial statements do not include the accounts and transactions of Bank of Jefferson, which Bankshares acquired July 2, 2007. For additional information relating to Bank of Jefferson, see Management Strategy in “Management’s Discussion and Analysis” and Note 8 of the “Notes to Consolidated Financial Statements”.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Years Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. As disclosed in our 2006 Annual Report on Form 10-K filed with the SEC on March 15, 2007, we adopted SAB 108 during the quarter ended December 31, 2006 and elected to use the cumulative effect transition method in connection with the preparation of our financial statements. Data for 2006 has been restated to reflect the effect of the adjustments resulting from the adoption of SAB 108. For additional information regarding the adoption and effect of SAB 108, see Note 1 of “Notes to Consolidated Financial Statements” included in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2006.

Certain items included in prior years’ consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have no effect on the net income or stockholders’ equity as previously reported. These reclassifications are not related to the SAB 108 adjustments referenced in the aforementioned paragraph.

All information in the “Notes to Consolidated Financial Statements” has been presented in thousands, except percentage, time period, share and per share data.

3.	Earnings Per Share: Basic earnings per share (“basic EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share (“diluted EPS”) is calculated by dividing net income by the sum of the weighted average number of common shares outstanding and potential common stock. Potential common stock consists of additional common stock that would have been outstanding as a result of the exercise of dilutive stock options. In determining the number of shares of potential common stock, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise.

The following table presents net income available to common stockholders and the average number of shares outstanding for the periods below:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$2,066	$1,799	$4,169	$3,252

Shares for basic EPS	6,526,762	6,479,741	6,520,656	6,472,292
Dilutive effect of stock options	107,386	139,135	115,260	134,470

Shares for diluted EPS	6,634,148	6,618,876	6,635,916	6,606,762

For the three and six-month periods ended June 30, 2007 and 2006, there were no options outstanding that were antidilutive since the average market price exceeded the exercise price for all outstanding options.

4.	Comprehensive Income: Comprehensive income includes net income and all other changes to the Company’s equity, with the exception of transactions with shareholders (“other comprehensive income”). The Company’s only components of other comprehensive income relate to unrealized gains and losses on available for sale securities.

The following table sets forth the components of other comprehensive income and total comprehensive income for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$2,066	$1,799	$4,169	$3,252
Other comprehensive loss:
Unrealized loss on available for sale securities	(306)	(503)	(128)	(804)
Income tax benefit	119	194	51	310

Other comprehensive loss	(187)	(309)	(77)	(494)

Comprehensive income	$1,879	$1,490	$4,092	$2,758

5.	Stock-Based Compensation: The Company has a Stock Option Plan in effect at June 30, 2007 and recognizes related costs in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”). The Company has issued 5,000 options in 2007 for which $6 of option related compensation cost has been charged against income for the six months ended June 30, 2007. Since all options outstanding as of December 31, 2005 were fully vested and no options were issued in 2006, no option related compensation cost was recognized for the six months ended June 30, 2006.

The following table presents information related to the stock option plan as of June 30, 2007 and changes during the six-month period then ended:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	337,425	$8.98
Exercised	34,084	4.92
Expired	3,000	9.75
Granted	5,000	16.25

Outstanding at June 30, 2007	305,341	$9.54	5.59	$2,131

Exerciseable at June 30, 2007	301,341	$9.45	5.54	$2,130

For the three months ended June 30, 2007 and 2006, the intrinsic value of options exercised was $356 and $570, respectively. For the six months ended June 30, 2007 and 2006, the intrinsic value of options exercised was $391 and $671, respectively.

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

From time to time, the Financial Accounting Standards Board (the “FASB”) issue exposure drafts of proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to, and proposed effective dates of, exposure drafts.

7.	Income Taxes: Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on our consolidated financial statements.

8.	Subsequent Event: On July 2, 2007, the Company announced the completion of its acquisition of Bank of Jefferson pursuant to which Bankshares acquired the net assets of Bank of Jefferson in an all-cash transaction. The purchase price of the net assets was $5.5 million. Bank of Jefferson is headquartered in Chesterfield County, South Carolina. With this acquisition, Bank of Jefferson became a wholly owned subsidiary of Bankshares.

Bankshares intends to merge Bank of Jefferson with Cooperative Bank, subject to regulatory approval. This merger is expected to be completed in the third quarter of 2007. At June 30, 2007, Bank of Jefferson had $9.4 million of deposits and $6.8 million in loans. The acquisition and merger of Bank of Jefferson is not expected to have a significant impact on Bankshares’ Consolidated Statement of Operations. For further information on Bank of Jefferson, see “Management Strategy” in Management’s Discussion and Analysis.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This document, as well as other written communications made from time to time by Cooperative Bankshares, Inc. and subsidiaries and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections, such as earnings projections, necessary tax provisions and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements may be identified by the use of such words as “intend,” “believe,” “expect,” “should,” “planned,” “estimated” and “potential.” For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA. The Company’s ability to predict future results is inherently uncertain and the Company cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. These factors include among others; changes in market interest rates and general and regional economic conditions, changes in government regulations, changes in accounting principles and the quality or composition of the loan and investment portfolios. Additional factors that may affect our results are discussed under “Item 1A. Risk Factors” in the Company’s Quarterly Reports on Form 10-Q and in its Annual Report on Form 10-K, each filed with the Securities and Exchange Commission (the “SEC”), which are available at the Securities and Exchange Commission’s Internet website (www.sec.gov) and to which reference is hereby made. These factors should be considered in evaluating the forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date of those documents. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. Except to the extent required by applicable law or regulation, the Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

General

Cooperative Bankshares, Inc. (“Bankshares”) is a registered bank holding company incorporated in North Carolina in 1994. Bankshares is the parent company of Cooperative Bank (the “Bank”), a North Carolina chartered commercial bank. Cooperative Bank, headquartered in Wilmington, North Carolina, was chartered in 1898. As of June 30, 2007, the Bank provides financial services through 23 offices in Eastern North Carolina.

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

With the acquisition of Bank of Jefferson on July 2, 2007, Bankshares extended its footprint into South Carolina. Bank of Jefferson provides financial services through one branch located in Chesterfield County, South Carolina.

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

Management Strategy

The Bank’s lending activities have traditionally concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. In recent years the Bank has emphasized the origination of nonresidential real estate loans, equity lines of credit, and secured and unsecured consumer and business loans. As of June 30, 2007, $610.2 million, or 76.8%, of the Bank’s loan portfolio, which excludes loans held for sale, consisted of loans secured by residential properties as compared to $557.3 million, or 73.0%, at December 31, 2006. The Bank originates adjustable rate and fixed rate loans. As of June 30, 2007, adjustable rate and fixed rate loans totaled 66.5% and 33.5%, respectively, of the Bank’s total loan portfolio.

The Bank has chosen to sell a large percentage of its fixed rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to invest these funds in commercial loans, while increasing fee income and reducing interest rate risk.

On July 2, 2007, the Company announced the completion of the acquisition of Bank of Jefferson in which Bankshares acquired the net assets of Bank of Jefferson in an all-cash transaction. Bank of Jefferson is headquartered in Chesterfield County, South Carolina. This acquisition provides the Company branching opportunities within attractive markets such as the Grand Strand area of South Carolina.

Interest Rate Sensitivity Analysis

Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be examined using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when interest rate sensitive assets exceed interest rate sensitive liabilities. Gap is considered negative when interest rate sensitive liabilities exceed interest rate sensitive assets. At June 30, 2007, the Company had a one-year positive gap position of 6.93% compared to a positive gap position of 4.8% at December 31, 2006. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income, while a negative gap would tend to adversely affect net interest income. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. It is important to note that certain shortcomings are inherent in static gap analysis. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. For example, a part of the Company’s adjustable-rate mortgage loans have been indexed to the National Monthly Median Cost of Funds ratio for the Office of Thrift Supervision regulated institutions. This index is considered a lagging index that may lag behind changes in market rates. The one-year or less interest-bearing liabilities also include checking, savings and money market deposit accounts. Historically, the Company has experienced relatively modest repricing on these types of transaction accounts. Management takes this into consideration in determining acceptable levels of interest rate risk.

When Lumina enters into a rate lock commitment to a customer, there is a concurrent “lock in” for the loan with a secondary market investor under a best efforts delivery mechanism. Therefore, interest rate risk is mitigated because any commitment to fund a loan available for sale is concurrently hedged by a commitment from an investor to purchase the loan under the same terms. Loans originated by Lumina are usually sold within 60 days after closing.

Liquidity

The Company’s goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, proceeds from loan sales, growth in deposits, income from operations and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta (“FHLB”) in an amount of up to 25% of the Bank’s total assets. At June 30, 2007, the Bank’s borrowed funds from the FHLB equaled 13.1% of its total assets. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition. The Bank also made use of an additional $9.5 million in brokered deposits obtained during the quarter ended June 30, 2007 as compared to $24.8 million obtained during the quarter ended June 30, 2006. The increased use of brokered deposits primarily results from management’s belief that these deposits were the best means to augment organic deposit origination to fund loan growth.

At June 30, 2007, the estimated market value of liquid assets (cash, cash equivalents, marketable securities and loans held for sale) was approximately $66.0 million, which represents 8.0% of deposits and borrowed funds, compared to $66.5 million, or 8.3% of deposits and borrowed funds, at December 31, 2006. The decrease in liquid assets was primarily due to a decrease in securities available for sale and loans held for sale, partially offset by an increase in cash.

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

Off-Balance Sheet Arrangements and Contractual Commitments

At June 30, 2007, outstanding off-balance sheet commitments to extend credit totaled $98.2 million, and the undisbursed portion of construction loans was $97.5 million. The Company continued to be obligated to make future payments under contracts, such as debt and lease agreements, the amounts of which were consistent with the amounts at December 31, 2006 other than the decrease in borrowed funds of $1.1 million and the increase in deposits of $28.9 million at June 30, 2007. For further information on the Company’s off-balance sheet arrangements and contractual commitments, see the discussion regarding deposits in Financial Condition at June 30, 2007 compared to December 31, 2006.

Capital

Stockholders’ equity at June 30, 2007, was $61.4 million, an increase of 6.5% from $57.6 million at December 31, 2006. The improved capital position at June 30, 2007 reflects the impact of earnings retention after the declaration of cash dividends of $654,000. Stockholders’ equity at June 30, 2007 includes an unrealized loss net of tax of $524,000, compared to an unrealized loss net of tax of $447,000 at December 31, 2006, on securities available for sale marked to estimated fair market value.

Under the capital regulations of the Federal Deposit Insurance Corporation (“FDIC”), the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (“Tier I”) capital to average adjusted assets of at least 3% if a particular institution has the highest examination rating and at least 4% for all others. At June 30, 2007, the Bank’s leverage capital ratio was 8.76%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of the allowance for loan losses. At June 30, 2007, the Bank had a ratio of qualifying total capital to risk-weighted assets of 11.19%.

Bankshares, as a bank holding company, is also subject, on a consolidated basis, to the capital adequacy guidelines of the Board of Governors of the Federal Reserve (the “Federal Reserve Board”). The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank.

At June 30, 2007 Bankshares exceeds all of its capital requirements. With the purchase of Bank of Jefferson, Bankshares may need to undertake capital raising measures in the future such as issuing additional junior subordinated debentures. If this is necessary, management does not believe this would materially alter current operations or strategies. In addition, if the Bank continues to grow at a pace similar to the growth experienced in recent years, Bankshares may need to undertake similar capital raising measures to supplement risk-based capital.

On May 29, 2007, the Company’s Board of Directors approved a quarterly cash dividend of $.05 per share that was paid on July 17, 2007 to stockholders of record as of July 2, 2007. Any future payment of dividends is dependent on the financial condition and capital needs of the Company, requirements of regulatory agencies and economic conditions in the marketplace.

Critical Accounting Policies

The Company’s most significant critical accounting policies are those that govern accounting for allowance for loan losses and goodwill. A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and results of operations and requires a difficult, subjective or complex judgment by management. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. For further information on the allowance for loan losses, see Critical Accounting Policies and Financial Condition in “Management’s Discussion and Analysis” and Note 1 and Note 3 of “Notes to Consolidated Financial Statements” included in the Annual Report on Form 10-K filed with the SEC on March 15, 2007. For further information on goodwill, see Critical Accounting Policies in “Management’s Discussion and Analysis” and Note 1 of “Notes to Consolidated Financial Statements” included in the Annual Report on Form 10-K filed with the SEC on March 15, 2007.

FINANCIAL CONDITION AT JUNE 30, 2007 COMPARED TO DECEMBER 31, 2006

The Company’s total assets increased 3.7% to $891.6 million at June 30, 2007, compared to $860.1 million at December 31, 2006. Asset growth was primarily attributable to an increase of $31.0 million, or 4.1%, in loans. Loan growth was funded primarily by increases in deposits of $28.9 million or 4.4%. The increase in loans and deposits was primarily the result of continued loan and deposit growth attributable to the markets in which the Bank conducts its business, the Bank’s expanded and improved branch network and the Bank’s continued emphasis on increasing overall loan production. Deposit growth was also fostered by growth in the thirteen month certificate due to the Bank offering a competitive promotional rate on a reasonably short term deposit. In addition, the Bank increased brokered deposits by $11.5 million. The majority of the loan growth occurred in construction and land development loans, which grew $27.6 million, or 16.7%, to $193.4 million from December 31, 2006, and one-to-four family residential loans, which grew $12.3 million, or 3.4%, to $378.1 million from December 31, 2006. Investment securities, both available for sale and held to maturity portfolios, decreased $1.6 million, or 3.5%, from $45.1 million to $43.5 million as proceeds from the repayment of securities were used to increase cash and cash equivalents.

At June 30, 2007, the Bank’s allowance for loan losses was $8.4 million, or 1.06% of loans, compared to $7.8 million, or 1.02% of loans, at December 31, 2006. The Company’s nonperforming assets (nonaccrual loans, loans 90 days or more delinquent and foreclosed real estate) were $2.2 million, or 0.24% of assets, at June 30, 2007, compared to $1.9 million, or 0.23% of assets, at December 31, 2006. Foreclosed real estate decreased to $574,000 at June 30, 2007, from $653,000 at December 31, 2006, and is made up of one ocean front lot which must have mature vegetation on the lot’s dunes before the property can be developed. The change in nonperforming assets was primarily the result of an increase in nonaccrual loans. The increase in the ratio of allowance for loan losses to loans was due to the softening of the economy and the concentration of loans secured by commercial real estate. At June 30, 2007, there was one customer relationship consisting of several loans which were delinquent but that are not included in nonperforming assets and are still accruing interest. These loans range from 62 to 66 days past due and had a total principal balance of $4.3 million at June 30, 2007. This relationship is involved in a legal dispute between its partners. Given the value of the underlying collateral relative to the loan balances, the Company does not anticipate a loss on this relationship. Management considers the current level of the allowance to be appropriate based on loan composition, the current level of delinquencies and other nonperforming assets, overall economic conditions and other factors. The Company assumes an aggressive position in collecting delinquent loans and disposing of foreclosed assets to minimize balances of nonperforming assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. For further information, see Comparison of Operating Results – Provision and Reserve for Loan Losses.

Net premises and equipment increased $1.4 million, or 13.2%, to $11.8 million at June 30, 2007 compared to $10.4 million at December 31, 2006. This increase is attributable primarily to purchases made relating to the opening of the Bank’s Leland branch and the purchase of two adjoining lots in Whiteville, North Carolina, which may be used for a branch relocation. Other assets decreased $251,000, or 1.5%, to $15.9 million mostly due to the receipt of funds held by an exchange company used to purchase the Whiteville lots. Loans held for sale, which are funded by and collateralize a short-term borrowing at another financial institution, decreased $1.1 million, or 24.6%, since December 31, 2006 to $3.4 million at June 30, 2007.

Borrowed funds at June 30, 2007 decreased $1.1 million, or 0.8%, since December 31, 2006, which matches the reduction in loans held for sale. Borrowings are collateralized with loans available for sale, the Bank’s investment in FHLB stock and qualifying first mortgage loans.

Accrued expenses and other liabilities decreased $536,000, or 14.6%, to $3.1 million at June 30, 2007 compared to $3.7 million at December 31, 2006. A deferred gain recognized and a reduction in accrued federal and state income taxes are the primary reasons for the decrease in accrued expenses and other liabilities during the six months ended June 30, 2007.

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

Net Income

Net income for the three and six-month period ended June 30, 2007 increased 14.8% to $2.1 million, and 28.2% to $4.2 million, respectively, as compared to the same periods last year. The following analysis of the Company’s results of operations will explain the significant changes that had an effect on net income for the periods under review.

Interest Income

For the three-month period ended June 30, 2007, interest income increased 14.8% to $15.9 million compared to $13.9 million for the prior year period. The increase in interest income is primarily a result of the average balance of interest-earning assets increasing $60.8 million, or 7.9%, and the average yield increasing 46 basis points to 7.65% for the June 2007 quarter compared to 7.19% for the same period a year ago. The increase in average interest earning assets is primarily the result of a $59.7 million, or 8.3%, increase in the average balance of loans compared to the three-months ended June 30, 2006.

Interest income increased 19.7% to $31.4 million for the six-month period ended June 30, 2007, as compared to the same period a year ago. The increase in interest income can be attributed to the average balance of interest-earning assets increasing 10.4% and the yield on average interest-earning assets increasing to 7.59% as compared to 7.00% for the same period a year ago. The increase in average interest earning assets is primarily the result of a $78.5 million, or 11.3%, increase in the average balance of loans compared to the six-month period ended June 30, 2006. As discussed above, loan growth during these periods is primarily a result of the growth of the markets in which the Bank conducts its business, the Bank’s expanded and improved branch network and the Bank’s continued emphasis on increasing overall loan production. The increase in the average yields is primarily due to the rising interest rate environment.

Interest Expense

Interest expense increased $2.0 million, or 29.5%, to $8.7 million for the three-month period ended June 30, 2007, compared to $6.7 million for the same period a year ago. This increase was caused by the combined effect of an 8.6% increase in the average balance of total interest-bearing liabilities and the average cost of interest-bearing liabilities increasing to 4.61% from 3.86% compared to the same period a year ago, which was primarily due to the rising interest rate environment and, to a lesser extent, the Bank’s offering of promotional rates on certificates of deposit and the Bank’s increased use of brokered deposits. The increase in interest-bearing liabilities is the result of a $64.5 million, or 11.6%, increase in the average balance of deposits, partially offset by a $4.6 million, or 3.3%, decrease in the average balance of borrowed funds.

In the six-month period ended June 30, 2007, interest expense increased 35.7% to $17.0 million as compared to the same period a year ago. The average balance of interest-bearing liabilities increased 11.0% as compared to the same period a year ago. The average cost of interest-bearing liabilities increased to 4.53% as compared to 3.70% for the same period last year. The increase in interest-bearing liabilities is primarily the result of a $75.6 million, or 13.9%, increase in the average balance of deposits, partially offset by a $1.0 million, or 0.8%, decrease in the average balance of borrowed funds. The increase in the average balance of deposits for the three and six-month periods is primarily attributable to the growth of the markets in which the Bank conducts its business, the Bank’s expanded and improved branch network and the Bank’s use of brokered deposits. Brokered deposits increased by $9.5 million and $11.5 million during the three-month period and six-month period ended June 30, 2007, respectively.

Net Interest Income

Net interest income for the three and six-month periods ended June 30, 2007 increased 1.0% and 5.2% to $7.3 million and $14.4 million, respectively, compared to the same period a year ago. The Average Yield/Cost Analysis tables analyze the interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2007. As stated earlier, the increases in the average yield were primarily the result of increases in market interest rates. The interest rate spread for the three and six-month periods ended June 30, 2007 was 3.04% and 3.06%, respectively, compared to 3.33% and 3.30% for the same periods a year ago. The decrease in interest rate spread for the three-month period was primarily caused by the average cost of interest-bearing liabilities going up 29 basis points more than the average yield on interest-earning assets. The decrease in interest rate spread for the six-month period was primarily caused by the average cost of interest-bearing liabilities going up 24 basis points more than the average yield on interest-earning assets. This can primarily be attributed to the need of the Bank to generate liquidity in order to fund loan growth by paying higher rates of return on our deposit accounts in order to attract new deposits and retain existing deposit accounts. The net yield on interest-earning assets for the three and six months ended June 30, 2007 was 3.48% and 3.49%, respectively, compared to 3.72% and 3.66% for the same periods a year earlier. See “Interest Income,” “Interest Expense” and the “Average Yield/Cost Analysis” tables for further information on interest income and interest expense.

Average Yield/Cost Analysis

The following tables contain information relating to the Company’s average balance sheet and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. The average loan portfolio balances include nonaccrual loans.

	For the three months ended
(Dollars in thousands)	JUNE 30, 2007			JUNE 30, 2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
Interest-earning assets:
Interest-bearing deposits in other banks	$4,173	$57	5.46%	$3,061	$45	5.88%
Securities:
Available for sale	42,905	487	4.54%	42,539	484	4.55%
Held to maturity	1,643	18	4.38%	1,926	22	4.57%
FHLB stock	6,651	100	6.01%	6,727	94	5.59%
All loans	778,003	15,279	7.86%	718,319	13,246	7.38%

Total interest-earning assets	833,375	15,941	7.65%	772,572	13,891	7.19%
Noninterest-earning assets	33,067			31,108

Total assets	$866,442			$803,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$620,335	7,069	4.56%	$555,827	5,161	3.71%
Borrowed funds	133,995	1,617	4.83%	138,634	1,547	4.46%

Total interest-bearing liabilities	754,330	8,686	4.61%	694,461	6,708	3.86%

Noninterest-bearing liabilities	50,974			55,882

Total liabilities	805,304			750,343
Stockholders’ equity	61,138			53,337

Total liabilities and stockholders’ equity	$866,442			$803,680

Net interest income		$7,255			$7,183

Interest rate spread			3.04%			3.33%

Net yield on interest-earning assets			3.48%			3.72%

Percentage of average interest-earning assets to average interest-bearing liabilities			110.5%			111.2%

	For the six months ended
(Dollars in thousands)	JUNE 30, 2007			JUNE 30, 2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
Interest-earning assets:
Interest-bearing deposits in other banks	$4,517	$122	5.40%	$5,557	$145	5.22%
Securities:
Available for sale	42,891	977	4.56%	42,667	976	4.57%
Held to maturity	1,678	38	4.53%	1,964	44	4.48%
FHLB stock	6,552	193	5.89%	6,285	173	5.51%
All loans	771,547	30,077	7.80%	693,081	24,894	7.18%

Total interest-earning assets	827,185	31,407	7.59%	749,554	26,232	7.00%
Noninterest-earning assets	33,166			30,621

Total assets	$860,351			$780,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$618,414	13,835	4.47%	$542,864	9,592	3.53%
Borrowed funds	131,448	3,131	4.76%	132,453	2,912	4.40%

Total interest-bearing liabilities	749,862	16,966	4.53%	675,317	12,504	3.70%

Noninterest-bearing liabilities	50,340			53,220

Total liabilities	800,202			728,537
Stockholders’ equity	60,149			51,638

Total liabilities and stockholders’ equity	$860,351			$780,175

Net interest income		$14,441			$13,728

Interest rate spread			3.06%			3.30%

Net yield on interest-earning assets			3.49%			3.66%

Percentage of average interest-earning assets to average interest-bearing liabilities			110.3%			111.0%

Provision and Reserve for Loan Losses

During the six-month period ended June 30, 2007, the Bank had net charge-offs against the allowance for loan losses of $69,000 compared to $790,000 for the same period in 2006. This decrease was primarily the result of one charge-off in 2006 in the amount of $750,000 caused by an impairment to collateral due to hurricane damage. The Bank added $650,000 to the allowance for loan losses for the current six-month period compared to $1.4 million for the same period last year, increasing the balance to $8.4 million at June 30, 2007. The provision was added due to overall growth of the loan portfolio, the softening of the economy, and the concentration of loans secured by commercial real estate. The decrease in the provision for loan losses for the six months ended June 30, 2007 compared to the same period a year earlier was caused by slower loan growth during the 2007 period compared to the 2006 period. The Company’s nonperforming assets (nonaccrual loans, loans 90 days or more delinquent and foreclosed real estate) were $2.2 million, or 0.24% of assets, at June 30, 2007, compared to $1.9 million, or 0.23% of assets, at December 31, 2006. The increase in nonperforming assets during the first six months of 2007 was a result of an increase in nonaccrual loans, which consists of one customer relationship.

During the three-month period ended June 30, 2007, the Bank had net charge-offs against the allowance for loan losses of $68,000 compared to $788,000 for the same period in 2006. The Bank added $350,000 to the allowance for loan losses for the current three-month period compared to $775,000 for the same period last year. The reasons for the changes in the three-month period are the same as stated above for the six-month period.

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

Noninterest Income

Noninterest income increased by 3.9% to $2.6 million for the six-month period ended June 30, 2007, compared to $2.5 million for the same period a year ago. Gain on disposal of premises and equipment increased $272,000 due to a gain of $275,000 recognized on the sale of an unoccupied former branch building in February 2007. There was no similar gain recognized in the 2006 period. Deposit-related fees increased $40,000 during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The change in deposit-related fees was primarily due to increases in ATM fees due to increases in new deposit accounts and the opening of a new branch with an ATM. Gain on sale of loans and service charges and fees on loans decreased $110,000 and $87,000, respectively, primarily as a result of a decrease in mortgage banking activities. Other income decreased $13,000 primarily due to the change in commissions received for annuity sales and mutual funds sold through UVEST Investment Services. Earnings on bank owned life insurance remained relatively constant during the six-months ended June 30, 2007 compared to the same period a year earlier.

In the three-month period ended June 30, 2007, noninterest income decreased 9.2% to $1.2 million as compared to the same period last year. The majority of this decrease was due to the gain on sale of loans and service charges and fees on loans decreasing $63,000 and $55,000, respectively, primarily caused by a decrease in mortgage banking activities. Other income decreased $14,000 primarily due to the change in commissions received for annuity sales and mutual funds sold through UVEST Investment Services. Deposit-related fees increased $16,000 primarily due to increases in ATM fees due to increases in new deposit accounts and the opening of a new branch with an ATM. Loss on disposal of premises and equipment and earnings on bank-owned life insurance remained relatively constant during the three-month period.

Noninterest Expense

For the six-month period ended June 30, 2007, noninterest expense increased 1.4% to $9.8 million compared to the same period last year. Most of the increase in noninterest expense can be attributed to compensation and fringe benefits increasing $199,000, or 3.4%, due to increases in costs of benefits, increased staffing levels, opening a new branch and normal increases in salaries. Occupancy and equipment increased $40,000 and advertising increased

$22,000 due to normal increases and the opening of the Leland branch in April 2007. Other expenses decreased $117,000 mostly due to a reduction in franchise taxes due to the dissolution of the REIT and a reduction in bank service charges due to the Bank now handling ACH transactions in house. Professional and exam fees remained relatively constant during the six-month period.

In the three-month period ended June 30, 2007, noninterest expense increased 1.5% to $4.9 million compared to the same period last year. Compensation and fringe benefits, occupancy and equipment and advertising increased $88,000, $22,000 and $12,000, respectively. Other expenses decreased $33,000. Professional and examination fees decreased $17,000 during the three-month period ended June 30, 2007 compared to the same period in the prior year due to additional costs associated with the dissolution of Holdings and REIT. The reasons for the remaining changes in the three-month period are the same as stated above for the six-month period.

Income Taxes

The effective tax rate for the six-month periods ended June 30, 2007 and 2006 was 36.5% and 37.3% respectively. The effective tax rate for the three-month periods ended June 30, 2007 and 2006 was 36.8% and 39.4%. The Company accrued at a higher tax rate in 2006 because the Company was undergoing a state tax audit and the State of North Carolina’s announced treatment regarding dividends received from entities such as the real estate investment trust controlled by the Company. For further information on income taxes see Income Taxes in “Management’s Discussion and Analysis” and Note 10 of “Notes to Consolidated Financial Statements” included in the Annual Report.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1	Legal Proceedings

Not applicable

Item 1a	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase any shares of its common stock during the three months ended June 30, 2007.

Item 3	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

(1) Annual Meeting of Stockholders, April 27, 2007

(a)	Election of Directors

	FOR		AGAINST		WITHHELD
	Number of Votes	% of Votes	Number of Votes	% of Votes	Number of Votes	% of Votes
James D. Hundley	5,039,669	88.118%	6,400.112%		673,168	11.770%
O. Richard Wright, Jr.	5,044,611	88.204%	—	—	674,626	11.796%

The following directors are serving terms of office that continue through 2008 and 2009, as noted:

Frederick Willetts, III	2009
F. Peter Fensel, Jr.	2009
Paul G. Burton	2008
H. Thompson King, III	2008
R. Allen Rippy	2008

(b)	Ratification of the selection of Dixon Hughes PLLC as independent registered accounting firm for the year ended December 31, 2007

	FOR		AGAINST		WITHHELD
	Number of Votes	% of Votes	Number of Votes	% of Votes	Number of Votes	% of Votes
The ratification of Dixon Hughes accounting firm for fiscal year 2007	4,784,573	83.658%	913,261	15.968%	21,403.374%

Item 5	Other Information

None

Item 6	Exhibits

Exhibit 3.1	Articles of Incorporation (1)

Exhibit 3.2	Articles of Amendment to the Articles of Incorporation (2)

Exhibit 3.3	Bylaws, as amended (3)

Exhibit 4.2	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of Registrant and its consolidated subsidiaries.

Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32	Certificate Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Reg. No. 33- 79206) and any amendments thereto filed with the SEC.
(2)	Incorporated by reference to the Registrant’s Proxy Statement filed with the SEC on March 30, 2005.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cooperative Bankshares, Inc.

Dated: August 9, 2007	/s/ Frederick Willetts, III
Frederick Willetts, III
President and Chief Executive Officer

/s/ Todd L. Sammons
Dated: August 9, 2007	Todd L. Sammons
Senior Vice President and Chief Financial Officer