Form 10-Q
period 2007-09-30
COOPERATIVE BANKSHARES INC
filed 2007-11-09
CIK 923529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐     NO  ☒

As of October 26, 2007, there were 6,550,367 issued and outstanding shares of the registrant’s Common Stock.

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(In thousands, except per share data)	September 30, 2007		December 31, 2006*
	(Unaudited	)
Assets
Cash and due from banks, noninterest-bearing	$13,297		$12,825
Interest-bearing deposits in other banks	5,683		4,190

Total cash and cash equivalents	18,980		17,015

Securities:
Available for sale (amortized cost of $42,601 at September 30, 2007 and $44,079 at December 31, 2006)	42,265		43,351
Held to maturity (estimated market value of $4,544 at September 30, 2007 and $1,681 at December 31, 2006)	4,564		1,738
FHLB stock	7,311		6,715
Loans held for sale	2,206		4,442
Loans	814,340		761,398
Less allowance for loan losses	8,745		7,786

Net loans	805,595		753,612

Other real estate owned	1,043		653
Accrued interest receivable	5,364		4,467
Premises and equipment, net	12,297		10,437
Intangible assets	5,736		1,462
Other assets	16,604		16,198

Total assets	$921,965		$860,090

Liabilities and Stockholders’ Equity

Deposits	$707,897		$661,892
Short-term borrowings	26,960		27,485
Escrow deposits	865		415
Accrued interest payable	639		480
Accrued expenses and other liabilities	3,589		3,659
Long-term obligations	118,531		108,536

Total liabilities	858,481		802,467

Stockholders’ equity:
Preferred stock, $1 par value: 3,000 shares authorized, no shares issued and outstanding	—		—
Common stock, $1 par value: 14,000 shares authorized, 6,549 and 6,514 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	6,549		6,514
Additional paid-in capital	3,199		2,909
Accumulated other comprehensive loss	(206)		(447)
Retained earnings	53,942		48,647

Total stockholders’ equity	63,484		57,623

Total liabilities and stockholders’ equity	$921,965		$860,090

Book value per common share	$9.69		$8.85

*	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2007	2006	2007	2006
Interest and dividend income:
Loans	$15,959	$14,235	$46,035	$39,130
Securities	555	503	1,570	1,522
Other	79	72	201	217
Dividends on FHLB stock	106	93	299	266

Total interest and dividend income	16,699	14,903	48,105	41,135

Interest expense:
Deposits	7,508	6,045	21,343	15,638
Short-term borrowings	341	295	949	961
Long-term obligations	1,379	1,241	3,902	3,486

Total interest expense	9,228	7,581	26,194	20,085

Net interest income	7,471	7,322	21,911	21,050
Provision for loan losses	350	525	1,000	1,885

Net interest income after provision for loan losses	7,121	6,797	20,911	19,165

Noninterest income:
Gain on sale of loans	345	453	1,113	1,331
Service charges and fees on loans	133	136	325	415
Deposit-related fees	572	537	1,596	1,521
Gain (loss) on disposal of premises and equipment	—	—	271	(1)
Earnings on bank-owned life insurance	89	91	274	283
Other income, net	59	54	170	178

Total noninterest income	1,198	1,271	3,749	3,727

Noninterest expense:
Compensation and fringe benefits	3,103	2,914	9,173	8,785
Occupancy and equipment	1,054	983	2,979	2,868
Professional and consulting fees	123	163	547	593
Advertising	135	149	414	407
Other	630	408	1,705	1,602

Total noninterest expenses	5,045	4,617	14,818	14,255

Income before income taxes	3,274	3,451	9,842	8,637
Income tax expense	1,167	1,172	3,566	3,106

Net income	$2,107	$2,279	$6,276	$5,531

Net income per common share:
Basic	$0.32	$0.35	$0.96	$0.85
Diluted	$0.32	$0.34	$0.95	$0.84

Weighted average common shares outstanding:
Basic	6,549	6,506	6,530	6,484
Diluted	6,646	6,638	6,640	6,619

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands, except share and per share data)	Common Stock $1 Par Value*	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2006	$6,514	$2,909	$(447)	$48,647	$57,623
Exercise of stock options	36	142	—	—	178
Stock traded to exercise options (1,000 shares)	(1)	(16)	—	—	(17)
Tax benefit of stock options exercised	—	156	—	—	156
Other comprehensive income, net of taxes	—	—	241	—	241
Net income	—	—	—	6,276	6,276
Stock-based compensation	—	8	—	—	8
Cash dividends declared ($.15 per share)	—	—	—	(981)	(981)

Balance, September 30, 2007	$6,549	$3,199	$(206)	$53,942	$63,484

*	Since par value per share is $1, the dollar amounts in the common stock column are equal to the number of common shares.

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2007	2006
Net income	$6,276	$5,531
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion and amortization	(19)	(12)
Depreciation	788	776
Gain on sale of loans	(1,113)	(1,331)
Deferred tax benefit	(374)	(536)
Loss (gain) on disposal of premises and equipment	(271)	1
Gain on sales of other real estate owned	(8)	(25)
Valuation losses on other real estate owned	152	746
Provision for loan losses	1,000	1,885
Proceeds from sales of loans	78,289	108,027
Loan originations held for sale	(74,905)	(106,746)
Earnings on bank-owned life insurance	(274)	(283)
Stock based compensation	8	—
Changes in assets and liabilities:
Accrued interest receivable	(777)	(885)
Other assets	133	(1,546)
Accrued interest payable	153	71
Accrued expenses and other liabilities	(200)	(1,184)

Net cash provided by operating activities	8,858	4,489

Purchases of securities available for sale	(5,496)	(1,499)
Proceeds from maturity of securities available for sale	6,475	1,950
Proceeds from maturity of securities held to maturity	1,000	—
Repayments of mortgage-backed securities available for sale	508	679
Repayments of mortgage-backed securities held to maturity	209	223
Purchases of FHLB stock	(4,511)	(3,991)
Proceeds from redemption of FHLB stock	3,915	3,195
Loan originations, net of principal repayments	(46,880)	(97,773)
Proceeds from disposals of foreclosed real estate	87	51
Purchases of premises and equipment	(2,585)	(648)
Proceeds from sales of premises and equipment	—	5
Cash paid for Bank of Jefferson acquisition	(5,641)	—
Cash and cash equivalents acquired with Bank of Jefferson acquisition	3,037	—

Net cash used in investing activities	(49,882)	(97,808)

Net increase in deposits	33,731	83,477
Net proceeds (repayments) on short-term borrowings	(525)	4,204
Repayments on long-term obligations	(5)	(4)
Proceeds from long-term obligations	10,000	5,000
Proceeds from issuance of common stock, net	161	123
Dividends paid	(979)	(758)
Net change in escrow deposits	450	188
Tax benefit of stock options exercised	156	74

Net cash provided by financing activities	42,989	92,304

Increase (decrease) in cash and cash equivalents	1,965	(1,015)

Cash and cash equivalents:
Beginning of period	17,015	23,822

End of period	$18,980	$22,807

(Continued)

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

	Nine Months Ended September 30,
(In thousands)	2007	2006
Cash paid for:
Interest	$26,035	$20,014
Income taxes	3,922	4,726

Summary of noncash investing and financing activities:
Transfer from loans to other real estate owned	385	1,320
Unrealized gain (loss) on securities available for sale, net of taxes	241	(8)
Long-term obligations reclassified to short-term borrowings	10,000	10,000
Short-term borrowings reclassified to long-term obligations	10,000	5,000

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements

1.	Accounting Policies: The significant accounting policies followed by Cooperative Bankshares, Inc. (“Bankshares”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management’s opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2006 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2007. The results of operations for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

2.	Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts and transactions of Bankshares, its wholly owned subsidiary, Cooperative Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Lumina Mortgage Company, Inc. (“Lumina”) and CS&L Holdings, Inc. (“Holdings”), and Holdings’ majority owned subsidiary, CS&L Real Estate Trust, Inc. (“REIT”). Bankshares, the Bank and the Bank’s subsidiaries are collectively referred to as the Company. All significant intercompany transactions have been eliminated. Bankshares wholly owns Cooperative Bankshares Capital Trust I (the “Trust”), which is not consolidated in these financial statements due to the adoption of FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” Holdings and REIT were liquidated effective June 30, 2006, with all of their assets and liabilities transferring to the Bank. The liquidation did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Years Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. As disclosed in our Annual Report, we adopted SAB 108 during the quarter ended December 31, 2006 and elected to use the cumulative effect transition method in connection with the preparation of our financial statements. Data for 2006 has been restated to reflect the effect of the adjustments resulting from the adoption of SAB 108. For additional information regarding the adoption and effect of SAB 108, see Note 1 of “Notes to Consolidated Financial Statements” included in Bankshares’ Annual Report.

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

3.	Earnings Per Share: Basic earnings per share (“basic EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share (“diluted EPS”) is calculated by dividing net income by the sum of the weighted average number of common shares outstanding and potential common stock. Potential common stock consists of additional common stock that would have been outstanding as a result of the exercise of dilutive stock options. In determining the number of shares of potential common stock, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise.

The following table presents net income available to common stockholders and the average number of shares outstanding for the periods below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (In thousands)	$2,107	$2,279	$6,276	$5,531

Shares for basic EPS	6,549,039	6,506,080	6,530,117	6,483,555
Dilutive effect of stock options	97,284	131,668	109,406	135,063

Shares for diluted EPS	6,646,323	6,637,748	6,639,523	6,618,618

For the three and nine-month periods ended September 30, 2007 and 2006, there were no options outstanding that were antidilutive since the average market price of the Company’s common stock exceeded the exercise price for all outstanding options.

4.	Comprehensive Income: Comprehensive income includes net income and all other changes to the Company’s equity, with the exception of transactions with shareholders (“other comprehensive income”). The Company’s only components of other comprehensive income relate to unrealized gains and losses on available for sale securities.

The following table sets forth the components of other comprehensive income and total comprehensive income for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$2,107	$2,279	$6,276	$5,531

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	519	791	391	(13)
Income tax benefit (expense)	(201)	(305)	(150)	5

Other comprehensive income (loss)	318	486	241	(8)

Comprehensive income	$2,425	$2,765	$6,517	$5,523

5.	Stock-Based Compensation: Bankshares had a stock option plan in effect at September 30, 2007 and recognized related costs in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”). Bankshares has issued 5,000 options in 2007 for which $1 and $8 of option related compensation cost has been charged against income for the three and nine months ended September 30, 2007, respectively. Since all options outstanding as of December 31, 2005 were fully vested and no options were issued in 2006, no option related compensation cost was recognized for the nine months ended September 30, 2006.

The following table presents information related to Bankshares’ stock option plan as of September 30, 2007 and changes during the nine-month period then ended:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	337,425	$8.98
Exercised	36,119	4.92
Expired	3,000	9.75
Granted	5,000	16.25

Outstanding at September 30, 2007	303,306	$9.57	5.37	$2,220

Exerciseable at September 30, 2007	299,306	$9.48	5.31	$2,218

For the three months ended September 30, 2007 and 2006, the intrinsic value of options exercised was $25 and $93, respectively. For the nine months ended September 30, 2007 and 2006, the intrinsic value of options exercised was $416 and $764, respectively.

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

From time to time, the Financial Accounting Standards Board (the “FASB”) issues exposure drafts of proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to, and proposed effective dates of, exposure drafts.

7.	Acquisition: On July 2, 2007, the Company completed the acquisition of Bank of Jefferson, a Jefferson, South Carolina based bank operating one office in Jefferson. Bank of Jefferson was merged with Cooperative Bank effective at the close of business on August 31, 2007. This acquisition extends the Company’s footprint into South Carolina and allows for branching opportunities in the Grand Strand area.

Pursuant to the terms of the acquisition, the Company purchased 100% of the outstanding stock of Bank of Jefferson in an all-cash transaction. The aggregate purchase price was $5,641 including $141 of direct transaction costs.

The acquisition transaction has been accounted for using the purchase method of accounting for business combinations and, accordingly, the assets and liabilities acquired from Bank of Jefferson were recorded based on estimated fair values as of July 2, 2007, with the estimate of goodwill being subject to possible adjustment during the one-year period from that date. Goodwill will not be amortized but will be tested for impairment in accordance with the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Of the goodwill booked, $204 is expected to be deductible for income tax purposes. The consolidated financial statements include the results of operations of Bank of Jefferson from July 2, 2007 until the consummation of the merger on August 31, 2007.

The estimated fair values of assets acquired and liabilities assumed in conjunction with the acquisition of Bank of Jefferson, based on the information currently available, are as follows:

Cash and cash equivalents	$3,037
Investment securities, held to maturity	4,032
Loans, net	6,515
Premises and equipment	79
Goodwill	3,759
Core deposit intangible	320
Other assets	396

Total assets acquired	18,138

Deposits	(12,280)
Other liabilities	(217)

Total liabilities asssumed	(12,497)

Net assets acquired	$5,641

The core deposit intangible will be amortized on the straight line basis over a ten-year life. The amortization method and valuation of the core deposit intangible are based upon a historical study of the deposits acquired. Premiums and discounts that resulted from recording Bank of Jefferson’s assets and liabilities at their respective fair value are being amortized using methods that approximate an effective yield over the life of the assets and liabilities. The net amortization increased net income before taxes by $8 for the three and nine months ended September 30, 2007.

The following unaudited pro forma financial information presents the combined results of operations of the Company and Bank of Jefferson as if the acquisition had occurred as of the beginning of the earliest period presented, after giving effect to certain adjustments, including amortization of the core deposit intangible and fair value premiums and discounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net interest income	$7,463	$7,540	$22,343	$21,707
Non-interest income	1,198	1,320	3,834	3,876

Total revenue	8,661	8,860	26,177	25,583
Provision for loan losses	350	540	1,122	1,930
Acquisition-related charges	—	—	539	—
Other non-interest expense	5,045	4,822	15,199	14,836

Income before taxes	3,266	3,498	9,317	8,817
Income tax expense	1,164	1,195	3,535	3,174

Net income	$2,102	$2,303	$5,782	$5,643

Net income per common share:
Basic	$0.32	$0.35	$0.89	$0.87
Diluted	$0.32	$0.35	$0.87	$0.85

Acquisition-related charges in the above table represent one-time costs associated with the acquisition and integration of the operation of the Company and Bank of Jefferson and do not represent ongoing costs of the fully integrated combined organization. These costs include system integration costs of $206 and professional, consulting, and investment banker costs of $333.

8.	Income Taxes: Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. The adoption of FIN 48 did not have a material effect on our consolidated financial statements.

The amount of unrecognized tax benefits may increase or decrease for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statue of limitations, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions.

The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in other non-interest expense in the Consolidated Statement of Operations.

The Company’s federal and state income tax returns are open and subject to examination from the 2004 tax return year and forward.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report, as well as other written communications made from time to time by Cooperative Bankshares, Inc. and its subsidiaries, and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections, such as earnings projections, necessary tax provisions and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements may be identified by the use of such words as “intend,” “believe,” “expect,” “should,” “planned,” “estimated” and “potential.” For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA. The Company’s ability to predict future results is inherently uncertain and the Company cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. These factors include, among others, changes in market interest rates and general and regional economic conditions, changes in government regulations, changes in accounting principles and the quality or composition of the loan and investment portfolios. Additional factors that may affect our results are discussed under “Item 1A Risk Factors” in the Company’s Quarterly Reports on Form 10-Q and in its Annual Report on Form 10-K, each filed with the Securities and Exchange Commission (the “SEC”), which are available at the Securities and Exchange Commission’s Internet website (www.sec.gov) and to which reference is hereby made. These factors should be considered in evaluating the forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date of those documents. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. Except to the extent required by applicable law or regulation, the Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

General

Cooperative Bankshares, Inc. (“Bankshares”) is a registered bank holding company incorporated in North Carolina in 1994. Bankshares is the parent company of Cooperative Bank (the “Bank”), a North Carolina chartered commercial bank headquartered in Wilmington, North Carolina, and chartered in 1898. As of September 30, 2007, the Bank provided financial services through twenty-three offices in Eastern North Carolina and one office in Jefferson, South Carolina.

One of the Bank’s subsidiaries, Lumina Mortgage Company, Inc. (“Lumina”) is a mortgage banking firm originating and selling residential mortgage loans through three offices in North Carolina. Lumina closed its Charlotte, North Carolina office on March 30, 2007. The Bank liquidated its other subsidiary, CS&L Holdings, Inc. (“Holdings”), a holding company incorporated in Virginia for CS&L Real Estate Trust, Inc. (the “REIT”), a real estate investment trust, which was also liquidated. Holdings and REIT were liquidated effective June 30, 2006, and all of their assets and liabilities were transferred to the Bank. Bankshares, the Bank and the Bank’s subsidiaries are collectively referred to as the Company. The liquidation of Holdings and REIT did not have a material impact on the Company’s financial position or results of operations.

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

Management Strategy

The Bank’s lending activities have traditionally concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. In recent years the Bank has emphasized the origination of development loans, equity lines of credit, and secured and unsecured consumer and business loans. As of September 30, 2007, $640.9 million, or 78.5%, of the Bank’s loan portfolio, which excludes loans held for sale, consisted of loans secured by residential properties as compared to $557.3 million, or 73.0%, at December 31, 2006. The Bank originates adjustable rate and fixed rate loans. As of September 30, 2007, adjustable rate and fixed rate loans totaled 65.1% and 34.9%, respectively, of the Bank’s total loan portfolio.

The Bank has chosen to sell a large percentage of its fixed rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to invest these funds in commercial loans, while increasing fee income and reducing interest rate risk.

On July 2, 2007, the Company announced the completion of the acquisition of Bank of Jefferson in which Bankshares acquired the net assets of Bank of Jefferson in an all-cash transaction. Bank of Jefferson is headquartered in Chesterfield County, South Carolina. At the close of business on August 31, 2007, Bankshares merged Bank of Jefferson into Cooperative Bank. This acquisition provides the Company branching opportunities within attractive markets such as the Grand Strand area of South Carolina. As a result of this acquisition, the Bank acquired $18.0 million in assets and $12.5 million in liabilities. All references made throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include these accounts. For further information on the amounts assigned to asset and liability accounts, see Note 7 of “Notes to Consolidated Financial Statements” included in this report.

Interest Rate Sensitivity Analysis

Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be examined using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when interest rate sensitive assets exceed interest rate sensitive liabilities. Gap is considered negative when interest rate sensitive liabilities exceed interest rate sensitive assets. At September 30, 2007, the Company had a one-year positive gap position of 11.8% compared to a positive gap position of 4.8% at December 31, 2006. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income, while a negative gap would tend to adversely affect net interest income.

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

Liquidity

The Company’s goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, proceeds from loan sales, growth in deposits, income from operations and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta (“FHLB”) in an amount of up to 25% of the Bank’s total assets. At September 30, 2007, the Bank’s borrowed funds from the FHLB equaled 13.9% of its total assets. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition.

At September 30, 2007, the estimated market value of liquid assets (cash, cash equivalents, marketable securities and loans held for sale) was approximately $68.0 million, which represented 8.0% of deposits and borrowed funds, compared to $66.5 million, or 8.3% of deposits and borrowed funds, at December 31, 2006. The increase in liquid assets was primarily due to an increase in securities held to maturity and cash, partially offset by a decrease in loans held for sale and securities available for sale.

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

Off-Balance Sheet Arrangements and Contractual Commitments

At September 30, 2007, outstanding off-balance sheet commitments to extend credit totaled $106.6 million, and the undisbursed portion of construction loans was $91.6 million. The Company continued to be obligated to make future payments under contracts, such as debt and lease agreements, the amounts of which were consistent with the amounts at December 31, 2006 other than an increase in borrowed funds of $9.5 million and an increase in deposits of $46.0 million at September 30, 2007. For further information on the Company’s off-balance sheet arrangements and contractual commitments, see the discussion regarding deposits and borrowed funds in Financial Condition at September 30, 2007 compared to December 31, 2006.

Capital

Stockholders’ equity at September 30, 2007, was $63.5 million, an increase of 10.2% from $57.6 million at December 31, 2006. The improved capital position at September 30, 2007 reflects the impact of earnings retention after the declaration of cash dividends of $981,000. Stockholders’ equity at September 30, 2007 includes an unrealized loss net of tax of $206,000, compared to an unrealized loss net of tax of $447,000 at December 31, 2006, on securities available for sale marked to estimated fair market value.

Under the capital regulations of the Federal Deposit Insurance Corporation (“FDIC”), the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (“Tier I”) capital to average adjusted assets of at least 3% if a particular institution has the highest examination rating and at least 4% for all others. At September 30, 2007, the Bank’s leverage capital ratio was 8.17%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of the allowance for loan losses. At September 30, 2007, the Bank had a ratio of qualifying total capital to risk-weighted assets of 10.68%.

Bankshares, as a bank holding company, is also subject, on a consolidated basis, to the capital adequacy guidelines of the Board of Governors of the Federal Reserve (the “Federal Reserve Board”). The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank.

At September 30, 2007 Bankshares exceeds all of its capital requirements. With the purchase of Bank of Jefferson, Bankshares may need to undertake capital raising measures in the future such as issuing additional junior subordinated debentures. If this is necessary, management does not believe this would materially alter current operations or strategies. In addition, if the Bank continues to grow at a pace similar to the growth experienced in recent years, Bankshares may need to undertake similar capital raising measures to supplement risk-based capital.

On August 15, 2007, the Company’s Board of Directors approved a quarterly cash dividend of $.05 per share that was paid on October 17, 2007 to stockholders of record as of October 2, 2007. Any future payment of dividends is dependent on the financial condition and capital needs of the Company, requirements of regulatory agencies and economic conditions in the marketplace.

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

FINANCIAL CONDITION AT SEPTEMBER 30, 2007 COMPARED TO DECEMBER 31, 2006

The Company’s total assets increased 7.2% to $922.0 million at September 30, 2007, compared to $860.1 million at December 31, 2006. Asset growth was primarily attributable to an increase of $52.9 million, or 7.0%, in loans. Loan growth was funded primarily by increases in deposits of $46.0 million, or 7.0%. The increase in loans and deposits was primarily the result of continued loan and deposit growth attributable to growth of the markets in which the Bank conducts its business, the Bank’s expanded and improved branch network, the Bank’s continued emphasis on increasing overall loan production, and the purchase of Bank of Jefferson. Deposit growth was also fostered by growth in the thirteen month certificate due to the Bank offering a competitive promotional rate on a reasonably short term deposit. In addition, the Bank increased brokered deposits by $10.4 million. The majority of the loan growth occurred in construction and land development loans, which grew $40.6 million, or 24.5%, to $206.4 million, and one-to-four family residential loans, which grew $33.9 million, or 9.3%, to $399.7 million from December 31, 2006. Investment securities, both available for sale and held to maturity portfolios, increased $1.7 million, or 3.9%, from $45.1 million to $46.8 million, primarily due to the acquisition of Bank of Jefferson.

At September 30, 2007, the Bank’s allowance for loan losses was $8.7 million, or 1.07% of loans, compared to $7.8 million, or 1.02% of loans, at December 31, 2006. The Company’s nonperforming assets (nonaccrual loans, loans 90 days or more delinquent and foreclosed real estate) were $9.4 million, or 1.02% of assets, at September 30, 2007, compared to $1.9 million, or 0.23% of assets, at December 31, 2006. Foreclosed real estate increased to $1.0 million at September 30, 2007 from $653,000 at December 31, 2006. The majority of the balance consists of one property with a value of $574,000 that is an ocean front lot which must have mature vegetation on the lot’s dunes before the property can be developed. The change in foreclosed real estate consists of two lots with a combined value of $232,000 and three properties acquired with the purchase of Bank of Jefferson with a total combined value of $236,000. Nonaccrual loans increased to $3.2 million at September 30, 2007 from $172,000 at December 31, 2006. The majority of this increase relates to one loan with a principal balance of $2.2 million at September 30, 2007 that was paid in full subsequent to the quarter end. The Bank incurred no loss on this loan. Loans 90 days or more delinquent increased to $5.1 million at September 30, 2007 from $1.1 million at December 31, 2006. The majority of this change is attributable to one relationship consisting of several loans with a total principal balance of $4.3 million at September 30, 2007. This relationship is involved a legal dispute between its partners. Given the value of the underlying collateral relative to the loan balances, the Company does not anticipate a loss on this relationship. The increase in the ratio of allowance for loan losses to loans was due to the softening of the economy, the increase in nonperforming loans, and the concentration of loans secured by commercial real estate. Management considers the current level of the allowance to be appropriate based on loan composition, the current level of delinquencies and other nonperforming assets, overall economic conditions and other factors. The Company assumes an aggressive position in collecting delinquent loans and disposing of foreclosed assets to minimize balances of nonperforming assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. For further information, see “Comparison of Operating Results – Provision and Reserve for Loan Losses.”

Net premises and equipment increased $1.9 million, or 17.8%, to $12.3 million at September 30, 2007 compared to $10.4 million at December 31, 2006. This increase is attributable primarily to purchases made relating to the opening of the Bank’s Leland branch and the purchase of two adjoining lots in Whiteville, North Carolina, which will be used for a branch relocation. Other assets increased $406,000, or 2.5%, to $16.6 million mostly due to funds held by attorneys prior to loan closings and the increase in the cash surrender value of bank-owned life insurance. Loans held for sale, which are funded by and collateralize a short-term borrowing at another financial institution, decreased $2.2 million, or 50.3%, since December 31, 2006 to $2.2 million at September 30, 2007.

Intangible assets increased to $5.7 million at September 30, 2007 compared to $1.5 at December 31, 2006. The increase is attributable to goodwill and a core deposit intangible acquired through the purchase of Bank of Jefferson with a value of $3.6 million and $320,000, respectively. For more information regarding the assets acquired and liabilities assumed from the Bank of Jefferson, see Note 7 of “Notes to Consolidated Financial Statements” included in this report.

Borrowed funds at September 30, 2007 increased $9.5 million, or 7.0%, since December 31, 2006 due to funding needs relating to loan growth and the purchase of Bank of Jefferson. Borrowings are collateralized with loans available for sale, the Bank’s investment in FHLB stock and qualifying first mortgage loans.

Accrued expenses and other liabilities decreased $70,000, or 1.9%, to $3.6 million at September 30, 2007 compared to $3.7 million at December 31, 2006. A deferred gain recognized is the primary reason for the decrease in accrued expenses and other liabilities during the nine months ended September 30, 2007.

COMPARISON OF OPERATING RESULTS

Overview

The net income of the Company depends primarily upon net interest income. Net interest income is the difference between the interest earned on loans, the securities portfolios and interest-earning deposits offset by the cost of funds, consisting principally of the interest paid on deposits and borrowings. The Company’s operations are materially affected by general economic conditions, the monetary and fiscal policies of the Federal government and the policies of regulatory authorities. Yields and costs have increased because of the actions taken by the Federal Reserve to increase interest rates during 2005 and the first nine months of 2006. The Federal Reserve cut rates late in the third quarter of 2007, but the impact of this rate change had little impact on the Company’s earnings for the three and nine months ended September 30, 2007. In addition, the cost of funds has increased due in part to increased competition for deposits in the markets in which the Bank conducts its business.

Net Income

Net income for the three-month period ended September 30, 2007 decreased 7.5% to $2.1 million, as compared to the same period last year. Net income for the nine-month period ended September 30, 2007 increased 13.5% to $6.3 million, as compared to the same period last year. The following analysis of the Company’s results of operations will explain the significant changes that had an effect on net income for the periods under review.

Interest Income

For the three-month period ended September 30, 2007, interest income increased 12.1% to $16.7 million compared to $14.9 million for the prior year period. The increase in interest income is primarily a result of the average balance of interest-earning assets increasing $78.4 million, or 9.9%, and the average yield increasing 15 basis points to 7.69% for the September 2007 quarter compared to 7.54% for the same period a year ago. The increase in average interest earning assets is primarily the result of a $71.6 million, or 9.7%, increase in the average balance of loans compared to the three-months ended September 30, 2006.

Interest income increased 16.9% to $48.1 million for the nine-month period ended September 30, 2007, as compared to the same period a year ago. The increase in interest income can be attributed to the average balance of interest-earning assets increasing 10.2% and the yield on average interest-earning assets increasing to 7.63% as compared to 7.19% for the same period a year ago. The increase in average interest earning assets is primarily the result of a $76.2 million, or 10.8%, increase in the average balance of loans compared to the nine-month period ended September 30, 2006. As discussed earlier, loan growth during these periods is primarily a result of the growth of the markets in which the Bank conducts its business, the Bank’s expanded and improved branch network and the Bank’s continued emphasis on increasing overall loan production. The increase in the average yields is primarily due to a rising interest rate environment during the previous two years.

Interest Expense

Interest expense increased $1.6 million, or 21.7%, to $9.2 million for the three-month period ended September 30, 2007, compared to $7.6 million for the same period a year ago. This increase was caused by the combined effect of a 10.2% increase in the average balance of total interest-bearing liabilities and the average cost of interest-bearing liabilities increasing to 4.70% from 4.25% compared to the same period a year ago, which was primarily due to the rising interest rate environment of the previous two years and, to a lesser extent, the Bank’s offering of promotional rates on certificates of deposit and the Bank’s increased use of brokered deposits. The increase in interest-bearing liabilities is the result of a $60.8 million, or 10.4%, increase in the average balance of deposits, and a $12.0 million, or 9.4%, increase in the average balance of borrowed funds.

In the nine-month period ended September 30, 2007, interest expense increased 30.4% to $26.2 million as compared to the same period a year ago. The average balance of interest-bearing liabilities increased 10.8% as compared to the same period a year ago. The average cost of interest-bearing liabilities increased to 4.58% as compared to 3.89% for the same period last year. The increase in interest-bearing liabilities is the result of a $70.6 million, or 12.7%, increase in the average balance of deposits, and a $3.3 million, or 2.6%, increase in the average balance of borrowed funds. The increase in the average balance of deposits for the three and nine-month periods is primarily attributable to the growth of the markets in which the Bank conducts its business, the Bank’s expanded and improved branch network and the purchase of Bank of Jefferson. Brokered deposits also contributed to the increase in the average balance of deposits by increasing $10.4 million during the nine-month period ended September 30, 2007.

Net Interest Income

Net interest income for the three and nine-month periods ended September 30, 2007 increased 2.0% and 4.1% to $7.5 million and $21.9 million, respectively, compared to the same period a year ago. The Average Yield/Cost Analysis tables analyze the interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2007. As stated earlier, the increases in the average yield were primarily the result of increases in market interest rates. The interest rate spread for the three and nine-month periods ended September 30, 2007 was 2.99% and 3.05%, respectively, compared to 3.29% and 3.30% for the same periods a year ago. The decrease in interest rate spread for the three and nine-month periods was primarily caused by the average cost of interest-bearing liabilities going up 30 and 25 basis points more than the average yield on interest-earning assets, respectively. This can primarily be attributed to the need of the Bank to generate liquidity in order to fund loan growth by paying higher rates of return on our deposit accounts in order to attract new deposits and retain existing deposit accounts. The net yield on interest-earning assets for the three and nine months ended September 30, 2007 was 3.44% and 3.47%, respectively, compared to 3.70% and 3.68% for the same periods a year earlier. See “Interest Income,” “Interest Expense” and the “Average Yield/Cost Analysis” tables for further information on interest income and interest expense.

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

	For the Three Months Ended
(Dollars in thousands)	September 30, 2007			September 30, 2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
Interest-earning assets:
Interest-bearing deposits in other banks	$6,572	$79	4.81%	$4,843	$72	5.95%
Securities:
Available for sale	42,693	484	4.53%	42,162	482	4.57%
Held to maturity	5,580	71	5.09%	1,850	21	4.54%
FHLB stock	6,990	106	6.07%	6,260	93	5.94%
All loans	807,116	15,959	7.91%	735,475	14,235	7.74%

Total interest-earning assets	868,951	16,699	7.69%	790,590	14,903	7.54%
Noninterest-earning assets	34,085			38,765

Total assets	$903,036			$829,355

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$646,021	7,508	4.65%	$585,239	6,045	4.13%
Borrowed funds	139,781	1,720	4.92%	127,745	1,536	4.81%

Total interest-bearing liabilities	785,802	9,228	4.70%	712,984	7,581	4.25%

Noninterest-bearing liabilities	57,326			62,199

Total liabilities	843,128			775,183
Stockholders’ equity	59,908			54,172

Total liabilities and stockholders’ equity	$903,036			$829,355

Net interest income		$7,471			$7,322

Interest rate spread			2.99%			3.29%

Net yield on interest-earning assets			3.44%			3.70%

Percentage of average interest-earning assets to average interest-bearing liabilities			110.6%			110.9%

	For the Nine Months Ended
(Dollars in thousands)	September 30, 2007			September 30, 2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
Interest-earning assets:
Interest-bearing deposits in other banks	$5,202	$201	5.15%	$5,319	$217	5.44%
Securities:
Available for sale	42,825	1,461	4.55%	42,499	1,458	4.57%
Held to maturity	2,979	109	4.88%	1,926	64	4.43%
FHLB stock	6,698	299	5.95%	6,277	266	5.65%
All loans	783,403	46,035	7.84%	707,212	39,130	7.38%

Total interest-earning assets	841,107	48,105	7.63%	763,233	41,135	7.19%
Noninterest-earning assets	33,472			33,337

Total assets	$874,579			$796,570

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$627,616	21,343	4.53%	$556,989	15,638	3.74%
Borrowed funds	134,226	4,851	4.82%	130,884	4,447	4.53%

Total interest-bearing liabilities	761,842	26,194	4.58%	687,873	20,085	3.89%

Noninterest-bearing liabilities	52,668			56,214

Total liabilities	814,510			744,087
Stockholders’ equity	60,069			52,483

Total liabilities and stockholders’ equity	$874,579			$796,570

Net interest income		$21,911			$21,050

Interest rate spread			3.05%			3.30%

Net yield on interest-earning assets			3.47%			3.68%

Percentage of average interest-earning assets to average interest-bearing liabilities			110.4%			111.0%

Provision and Reserve for Loan Losses

During the nine-month period ended September 30, 2007, the Bank had net charge-offs against the allowance for loan losses of $223,000 compared to $853,000 for the same period in 2006. This decrease was primarily the result of one charge-off in 2006 in the amount of $750,000 caused by an impairment to collateral due to hurricane damage. The Bank added $1.0 million to the allowance for loan losses through the provision for loan losses for the current nine-month period compared to $1.9 million for the same period last year. The Bank also added $182,000 to the allowance for loan losses through the acquisition of Bank of Jefferson in 2007, increasing the balance to $8.7 million at September 30, 2007. The provision was added due to overall growth of the loan portfolio, the softening of the economy, an increase in nonperforming loans, and the concentration of loans secured by commercial real estate. The decrease in the provision for loan losses for the nine months ended September 30, 2007 compared to the same period a year earlier was caused by slower loan growth during the 2007 period compared to the 2006 period. The Company’s nonperforming loans (nonaccrual loans and loans 90 days or more delinquent) were $8.3 million, or 0.90% of total assets, at September 30, 2007, compared to $1.3 million, or 0.15% of total assets, at December 31, 2006. For information regarding the change in nonperforming loans during the first nine months of 2007, see “Financial Condition at September 30, 2007 Compared to December 31, 2006.”

During the three-month period ended September 30, 2007, the Bank had net charge-offs against the allowance for loan losses of $154,000 compared to $63,000 for the same period in 2006. The Bank added $350,000 to the allowance for loan losses through the provision for loan losses and $182,000 from the purchase of Bank of Jefferson for the current three-month period compared to $525,000 added through the provision for loan losses for the same period last year. The reasons for the change in the provision for loan losses in the three-month period are the same as stated above for the nine-month period.

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

Noninterest Income

Noninterest income increased by 0.6% to $3.7 million for the nine-month period ended September 30, 2007, compared to the same period a year ago. Gain on disposal of premises and equipment increased $270,000 due to a gain of $275,000 recognized on the sale of an unoccupied former branch building in February 2007. There was no similar gain recognized in the 2006 period. Deposit-related fees increased $75,000 during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The change in deposit-related fees was primarily due to increases in ATM fees due to increases in new deposit accounts and the opening of a new branch with an ATM. Gain on sale of loans and service charges and fees on loans decreased $218,000 and $90,000, respectively, primarily as a result of a decrease in mortgage banking activities. Earnings on bank owned life insurance and other income remained relatively constant during the nine months ended September 30, 2007 compared to the same period a year earlier.

In the three-month period ended September 30, 2007, noninterest income decreased 5.7% to $1.2 million as compared to the same period last year. The majority of this decrease was due to the gain on sale of loans decreasing $108,000, primarily caused by a decrease in mortgage banking activities. Deposit-related fees increased $35,000 primarily due to increases in ATM fees due to increases in new deposit accounts and the opening of a new branch with an ATM. Service charges and fees on loans, gain on disposal of premises and equipment, earnings on bank-owned life insurance, and other income remained relatively constant during the three-month period.

Noninterest Expense

For the nine-month period ended September 30, 2007, noninterest expense increased 3.9% to $14.8 million compared to the same period last year. Most of the increase in noninterest expense can be attributed to compensation and fringe benefits increasing $388,000, or 4.4%, due to increases in costs of benefits, increased staffing levels, the addition of two new branches, and normal increases in salaries. Occupancy and equipment increased $111,000 due to normal increases and the opening of the Leland branch in April 2007. Other expenses increased $103,000 mostly due to the recovery of penalties from the State of North Carolina due to participation in the Settlement Initiative in 2006, partially offset by a reduction in franchise taxes due to the dissolution of the REIT. Professional and exam fees decreased $46,000 primarily due to additional expenses in 2006 related to the dissolution of Holdings and the REIT. Advertising remained relatively constant during the nine-month periods.

In the three-month period ended September 30, 2007, noninterest expense increased 9.3% to $5.0 million compared to the same period last year. Other expenses, compensation and fringe benefits, and occupancy and equipment increased $222,000, $189,000 and $71,000, respectively. Professional and examination fees decreased $40,000 during the three-month period ended September 30, 2007 compared to the same period in the prior year. The reasons for the changes in the three-month period are the same as stated above for the nine-month period. Advertising remained relatively constant during the three-month periods.

Income Taxes

The effective tax rate for the nine-month periods ended September 30, 2007 and 2006 was 36.2% and 36.0%, respectively. The effective tax rate for the three-month periods ended September 30, 2007 and 2006 was 35.6% and 34.0%, respectively. The change in effective tax rates for the three-month period was partially affected by the recovery of $17,000 in taxes due to participation of the Settlement Initiative in 2006. For further information on income taxes, see Income Taxes in “Management’s Discussion and Analysis” and Note 10 of “Notes to Consolidated Financial Statements” included in the Annual Report.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company did not purchase any shares of its common stock during the three months ended September 30, 2007.

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

Cooperative Bankshares, Inc.

Dated: November 9, 2007	/s/ Frederick Willetts, III
Frederick Willetts, III
President and Chief Executive Officer

Dated: November 9, 2007	/s/ Todd L. Sammons
Todd L. Sammons
Senior Vice President and Chief Financial Officer