Form 10-K
period 2007-12-31
COOPERATIVE BANKSHARES INC
filed 2008-03-14
CIK 923529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $83,194,885 based on the closing sales price of the Common Stock as listed on the NASDAQ Global Market as of the last day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, directors, executive officers and beneficial owners of more than 10% of the registrant’s outstanding voting stock are treated as affiliates.

As of March 4, 2008, there were issued and outstanding 6,579,031 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders. (Part III)

Note Regarding Forward-Looking Statements

This document, as well as other written communications made from time to time by Cooperative Bankshares, Inc. and subsidiaries and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections, such as earnings projections, necessary tax provisions, and business trends) that are considered “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements may be identified by the use of such words as “intend,” “believe,” “expect,” “should,” “planned,” “estimated,” and “potential.” For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA. The Company’s ability to predict future results is inherently uncertain and the Company cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. These factors include, among others, changes in market interest rates and general and regional economic conditions, changes in government regulations, changes in accounting principles, and the quality or composition of the loan and investment portfolios. Additional factors that may affect our results are discussed under “Item 1A. Risk Factors” in the Company’s Quarterly Reports on Form 10-Q and under “Item 1A. Risk Factors” in this Annual Report on Form 10-K, each filed with the Securities and Exchange Commission, which are available at the Securities and Exchange Commission’s Internet website (www.sec.gov) and to which reference is hereby made. These factors should be considered in evaluating the forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date of those documents. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. Except to the extent required by applicable law or regulation, the Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

Cooperative Bank: Chartered in 1898, the Bank’s headquarters are located in Wilmington, North Carolina. Cooperative operates twenty three offices throughout the coastal and inland communities of Eastern North Carolina and one office in Jefferson, South Carolina. The offices in North Carolina extend from Corolla, located on the Outer Banks of North Carolina, to Tabor City, located on the South Carolina border. The Bank’s deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). Effective December 31, 2002, the Bank converted its charter from that of a state savings bank to a state commercial bank. At December 31, 2007, Bankshares had total assets of $926.8 million, deposits of $714.9 million, and stockholders’ equity of $65.2 million.

Through its offices, the Bank provides a wide range of banking products, including interest-bearing and noninterest-bearing checking accounts, certificates of deposit, savings accounts, and individual retirement accounts. It offers an array of loan products: overdraft protection, commercial, consumer, agricultural, real estate, residential mortgage, and home equity loans. Also offered are safe deposit boxes and automated banking services through Online Banking, Online Bill Pay, ATMs, and Access24 Phone Banking. In addition, the Bank’s third party partnership with Seagate Wealth Management Group through UVEST Investment Services gives clients access to a wide array of financial and wealth management solutions, including services such as professional money management, retirement and education planning, and investment products including stocks, bonds, mutual funds, annuities, and insurance products.

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

In December 2002, the Bank formed two new subsidiaries, CS&L Holdings, Inc. (“Holdings”), a Virginia corporation, and CS&L Real Estate Trust, Inc. (the “REIT”), a North Carolina corporation which elected to be taxed as a real estate investment trust. Bankshares, the Bank, and the Bank’s subsidiaries are collectively referred to as the “Company.” Holdings was formed to hold all of the outstanding shares of common stock of the REIT. The REIT was formed to enhance the liquidity and facilitate the future capital needs of the Bank. Holdings and the REIT were liquidated effective June 30, 2006, with all of their assets and liabilities transferring to the Bank. These entities were liquidated due to the State of North Carolina’s announced treatment regarding dividends received from entities such as the REIT and management’s acceptance of the state’s Settlement Initiative discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

On July 2, 2007, the Company completed the acquisition of Bank of Jefferson, a South Carolina chartered bank that operated one office in Jefferson, South Carolina. Bank of Jefferson was merged with Cooperative Bank effective at the close of business on August 31, 2007. For additional information related to the acquisition of Bank of Jefferson, see Note 16 of “Notes to Consolidated Financial Statements” included in Item 8 hereto.

The common stock of Cooperative Bankshares, Inc. is traded on the NASDAQ Global Market under the symbol “COOP.”

Market Area

The Company considers its primary market area to be the coastal and inland communities of Eastern North Carolina. The economies of the coastal communities (concentrated in Dare, Carteret, Currituck, Onslow, Pender, New Hanover, and Brunswick Counties) are seasonal and largely dependent on the summer tourism industry. The economy of Wilmington, North Carolina (the largest city in the market area), a historic seaport with a population of approximately 100,000, is also reliant upon summer tourism, but is diversified into the chemicals, shipping, pharmaceutical, aircraft engines, and fiber optics industries. Wilmington also serves as a regional retail center and a regional medical center and is home of the University of North Carolina at Wilmington. The inland communities served by the Bank (concentrated in Bladen, Brunswick, Columbus, Duplin, Hyde, Beaufort, and Pender Counties) are largely service areas for the agricultural activities in Eastern North Carolina. In addition, with the acquisition of Bank of Jefferson, the Bank extended its footprint into Jefferson, South Carolina, an area with a focus on agricultural activities.

Competition

The Bank encounters strong competition both in the attraction of deposits and in the making of real estate and other loans. The Bank’s most direct competition for deposits has historically come from financial institutions in its market area, although competition for deposits is also realized from brokerage firms and credit unions. The Bank competes for deposits by offering depositors competitive rates, a high level of personal service, a wide range of banking products, and convenient office locations.

Competition for real estate and other loans comes principally from financial institutions and mortgage companies. The Bank and Lumina compete for loans primarily through the interest rates they offer and loan fees they charge, combined with the efficiency and quality of services they provide borrowers. Factors which affect competition include general and local economic conditions, current interest rate levels, and volatility in the mortgage markets.

Employees

At December 31, 2007, the Bank had 189 full-time employees and 14 part-time employees. Lumina had 22 full-time employees and 1 part-time employee at December 31, 2007. None of the employees are represented by a collective bargaining unit. Both companies believe their relationship with the employees is good.

Executive Officers

At December 31, 2007, the executive officers of the Company who were not also directors were as follows:

Name	Age at December 31, 2007	Position
O. C. Burrell, Jr.	59	Executive Vice President and Chief Operating Officer

Todd L. Sammons, CPA	46	Senior Vice President and Chief Financial Officer

Dickson B. Bridger	48	Senior Vice President - Mortgage Lending

O. C. Burrell, Jr. was employed by the Bank in May 1993 as Senior Vice President of Retail Banking. Mr. Burrell was elected Executive Vice President and Chief Operating Officer in 1997. Mr. Burrell has been in the banking industry since 1970 and has served in leadership capacities in various civic and professional organizations. He is a member of the Wilmington Rotary Club, Wilmington Executive’s Club and serves as a director of the Child Development Center.

Todd L. Sammons was employed by the Bank in March 1986 as Auditor. He was promoted to Senior Vice President and Chief Financial Officer in December 2000. He previously worked with a public accounting firm. He has served in leadership capacities in various professional, church, and civic organizations. He is a Certified Public Accountant. He serves on the Church Council and several committees at Pine Valley United Methodist Church and is an active member of Winter Park Optimist. He coaches youth baseball and basketball teams.

Dickson B. Bridger was employed by the Bank in March 1984 as a mortgage loan originator. He was promoted to Vice President in February 1990 and Senior Vice President-Mortgage Lending in December 2000. He is a member of Wilmington West Rotary and serves as an Elder of the Little Chapel on the Boardwalk Church in Wrightsville Beach, North Carolina.

Available Information

The Company maintains an Internet website at www.coop-bank.com on which we make available our Annual Reports on Form 10-K in PDF and HTML format. Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, and other information related to us, are linked from this site free of charge, as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission (the “SEC”). Our Internet website and the information contained therein or connected thereto is not intended to be incorporated into this Annual Report on Form 10-K.

Lending Activities

General: The Bank’s lending activities are concentrated on the origination of loans for the purpose of constructing, financing, or refinancing residential properties. As of December 31, 2007, approximately $652.7 million, or 79.4%, of the Bank’s loan portfolio, which excludes loans held for sale, consisted of loans secured by residential properties. In recent years, however, the Bank has emphasized the origination of equity lines of credit and secured and unsecured consumer and business loans. The Bank is taking a more aggressive position in pursuing business lending and nonresidential real estate lending involving loans secured by small commercial properties with balances generally ranging from $300,000 to $3.0 million. The Bank originates adjustable-rate and fixed-rate loans. As of December 31, 2007, adjustable-rate and fixed-rate loans totaled approximately 66.9% and 33.1%, respectively, of the Bank’s total loan portfolio.

Analysis of Loan Portfolio: Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan and type of collateral on the dates indicated. Other than as set forth below, there were no concentrations of loans which exceeded 10% of total loans at December 31, 2007.

	2007		2006		2005		2004		2003
	(Dollars in thousands)
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate:
Construction and land development	$222,207	27.39%	$165,827	22.00%	$128,943	20.24%	$63,938	14.23%	$57,598	14.35%
Mortgage:
1-4 family residential	398,837	49.16	365,789	48.54	296,403	46.54	227,474	50.62	206,476	51.44
Multi-family residential	15,930	1.96	16,028	2.13	21,998	3.45	14,534	3.23	13,357	3.33
Commercial	122,744	15.12	161,015	21.36	148,709	23.35	108,626	24.17	91,627	22.83
Equity line	29,902	3.69	26,534	3.52	23,785	3.73	18,440	4.10	16,006	3.99
Other	713	0.09	366	0.05	355	0.06	442	0.10	359	0.09

Total real estate loans	790,333	97.41	735,559	97.60	620,193	97.37	433,454	96.45	385,423	96.03

Commercial, industrial and agricultural	21,892	2.70	19,990	2.65	18,237	2.86	15,164	3.37	14,599	3.64
Consumer	9,870	1.22	8,048	1.07	7,355	1.15	6,816	1.52	6,200	1.54

Total gross loans	822,095	101.33	763,597	101.32	645,785	101.38	455,434	101.34	406,222	101.21

Less:
Unearned discounts and net deferred fee	1,991	0.25	2,199	0.29	2,058	0.32	1,664	0.37	1,402	0.35
Allowance for loan losses	8,788	1.08	7,786	1.03	6,763	1.06	4,353	0.97	3,447	0.86

Net loans	$811,316	100.00%	$753,612	100.00%	$636,964	100.00%	$449,417	100.00%	$401,373	100.00%

The following table sets forth, as of December 31, 2007, certain information regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on their contractual terms to maturity.

	Within One Year	One to Five Years	After Five Years	Total
	(In thousands)
Real Estate:
Construction and land Development	$182,882	$31,014	$8,311	$222,207
Mortgage
1-4 family residential	93,926	66,969	237,942	398,837
Multi-family residential	12,338	2,149	1,443	15,930
Commercial	49,320	64,832	8,592	122,744
Equity line	4,526	939	24,437	29,902
Other	127	586	—	713
Commercial, industrial and agricultural	11,759	7,300	2,833	21,892
Consumer	5,394	4,476	—	9,870

Total	$360,272	$178,265	$283,558	$822,095

The next table shows, at December 31, 2007, the dollar amount of the Bank’s loans due after December 31, 2008 that have fixed interest rates and those that have floating or adjustable interest rates.

	One to Five Years	After Five Years	Total
	(In thousands)
Loans maturing after one year with:
Fixed interest rates	$116,772	$79,626	$196,398
Floating or adjustable rates	61,493	203,932	265,425

Total	$178,265	$283,558	$461,823

Residential Real Estate Loans: The Bank originates one-to-four family residential mortgage loans collateralized by property located in its market area. These loans may be collateralized by owner-occupied primary residences, second homes, investment properties, or vacant lots.

The Bank’s loan originations are generally for a term of 15 to 30 years, amortized on a monthly basis, with principal and interest due each month. Starting in 2005, the Bank began making residential mortgage loans with interest only payments for an initial period of up to five years. After this period, these loans will be fully amortized to the maturity of the loan. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option.

The Bank has offered adjustable-rate mortgage loans (“ARMs”) since 1979 and presently offers ARMs with rate adjustments tied to prime or the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of one year. The Bank offers introductory interest rates on ARMs which are not generally fully indexed. The interest rates on these loans generally include a cap of 2% per adjustment and 6% over the life of the loan. While the proportion of fixed and adjustable-rate loan originations in the Bank’s portfolio largely depend on the level of interest rates, the Bank has strongly emphasized ARMs and has been relatively successful in maintaining the level of ARM originations even during periods of changing interest rates. The Bank offers 1/1, 3/1, and 5/1 ARM products. These loans adjust annually after the end of the first one, three or five-year period. A “Low Doc” program is available for certain nonconforming loans. Nonconforming loans originated under the “Low Doc” program are fixed rate loans that can not be sold in the secondary market and are kept in house. These loans are typically made to employees or borrowers with a strong relationship with the Bank and usually have lower loan-to-value ratios than conforming one-to-four family loans.

Cooperative Bank also originates 15 to 30 year fixed-rate mortgage loans on one-to-four family units. The Bank generally charges a higher interest rate on such loans if the property is not owner-occupied. The majority of fixed-rate loans are underwritten according to Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”) or Federal National Mortgage Association (“Fannie Mae” or “FNMA”) guidelines, so that the loans qualify for sale in the secondary market. In recent years the Bank has sold the majority of its fixed-rate mortgage originations in the secondary market or through brokered arrangements.

The Bank actively lends on the security of properties located in the Outer Banks region of North Carolina. This region’s economic base is seasonal and driven by beach tourism, and a large number of the loans made by the Bank in this area are secured by vacation rental properties. These loans are inherently more risky than loans secured by the borrower’s permanent residence, since the borrower is typically dependent upon rental income to meet debt service requirements and repayment is therefore subject to a greater extent to adverse economic, weather, and other conditions affecting vacation rentals. Management seeks to minimize these risks by employing what it believes are conservative underwriting criteria. Cooperative underwrites its mortgage loans to meet the criteria of the secondary markets (Freddie Mac and Fannie Mae) on loans that are kept in house. We do not originate any stated income/stated asset loans. We analyze all of our customers’ ability to repay before underwriting any loan. In addition, the Bank lends on the security of properties located in other coastal regions of North Carolina. Loans made on coastal properties carry increased risk due to the possibility of damage resulting from storms such as hurricanes.

The Bank’s lending policies generally limit the maximum loan-to-value ratio on conventional residential mortgage loans to 95% of the lesser of the appraised value or purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios in excess of 80%.

The Bank also originates loans secured by multi-family properties. At December 31, 2007, the Bank had $15.9 million of such loans, representing 1.9% of its total loan portfolio. These loans are primarily secured by apartment buildings located in the Bank’s market area.

Construction Loans: The Bank originates loans to finance the construction of one-to-four and multi-family dwellings, housing developments, commercial projects, and condominiums. Construction loans amounted to approximately $222.2 million, or 27.0% of the Bank’s total loan portfolio at December 31, 2007. In recent years, the Bank has emphasized the origination of construction loans in response to the significant demand for such loans by borrowers engaged in building and development activities in the growing communities of its market area. In addition, construction loans afford the Bank the opportunity to increase the interest rate sensitivity of its loan portfolio.

The Bank originates short-term construction loans, including speculation loans (“spec loans”), which generally have fixed rates and terms of up to 12 months. Spec loans are made to builders. Some spec loans are made for properties before the property is pre-sold to an end buyer. Short-term construction loans are generally made in amounts up to 80% of appraised value. Loan proceeds generally are disbursed in increments as construction progresses and as inspections warrant. The Bank also makes construction/permanent loans. At the time a speculation loan is converted to a permanent loan, the Bank evaluates the creditworthiness of the purchaser prior to approval and, if the purchaser is approved, the original borrower is released from liability. On construction/permanent loans, the customer is fully qualified for the permanent loan based on information received at application. Construction/permanent loans have either fixed or adjustable rates and have terms of up to 30 years.

The Bank’s risk of loss on a construction loan by a spec builder is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction and the bid price (including interest) of construction. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral whose value is insufficient to assure full repayment. When lending to spec builders, the cost of construction breakdown is provided by the builder, as well as supported by an appraisal.

The Bank’s underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, the Bank considers the reputation of the borrower and the contractor, the amount of the borrower’s equity in the project, independent valuations and reviews of cost estimates, pre-construction sale and leasing information, and cash flow projections of the borrower. In addition, the Bank reviews the builder’s current financial reports, tax returns, credit reports, and, if the builder has not previously borrowed from Cooperative Bank, credit references. The Bank only makes construction loans within its primary market area.

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

The following table sets forth information as of December 31, 2007 regarding the dollar amount of construction loans secured by real estate in the Bank’s portfolio. A portion of these loans have provisions to convert to permanent loans upon completion of construction. For further information, see Note 3 of “Notes to Consolidated Financial Statements”.

(In thousands)
Real Estate Construction:
1-4 family residential	$180,610
Multi-family residential	27,470
Commercial	14,127

Total	$222,207

Loans Secured by Nonresidential Real Estate: Loans secured by nonresidential real estate constituted approximately $123.5 million, or 15.0%, of the Bank’s total loan portfolio at December 31, 2007. The Bank is emphasizing the origination of these loans because of their profitability, since they generally carry a higher interest rate than single-family residential mortgage loans and are typically more interest rate sensitive. The Bank originates both construction loans and permanent loans on nonresidential properties. Nonresidential real estate loans are usually made in amounts up to 80% of the lesser of appraised value or purchase price of the property and have generally been made in amounts under $3.0 million. The Bank’s permanent nonresidential real estate loans are secured by improved property such as office buildings, retail centers, warehouses, and other types of buildings generally located in the Bank’s primary market area. Nonresidential real estate loans are either fixed or variable-rate. The variable-rate loans have interest rates tied to prime or the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of one year.

Loans secured by nonresidential properties are generally larger and involve greater risks than residential mortgage loans. Because payments on loans secured by nonresidential properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of its nonresidential real estate loans, generally restricting such loans to its primary market area, and attempting to employ conservative underwriting criteria.

Consumer Lending: At December 31, 2007, the Bank’s consumer loan portfolio totaled approximately $9.9 million, representing 1.2% of the Bank’s total loan portfolio. The Bank also offers home equity loans, which are made for terms of up to 15 years, with adjustable interest rates. As of December 31, 2007, the Bank’s home equity line portfolio totaled approximately $29.9 million, representing 3.6% of its total loan portfolio.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or collateralized by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss, or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral.

Non-Real Estate Business Lending: The Bank originates loans to small businesses in the Bank’s market area that are either unsecured or secured by various forms of non-real estate collateral. At December 31, 2007, these loans totaled approximately $21.9 million, or 2.7%, of the Bank’s total loan portfolio. The Bank’s management believes that these loans are attractive to the Bank because of their typically higher interest rate yields and the opportunity they present for expanding the Bank’s relationships with existing customers and developing broader relationships with new customers. Accordingly, the Bank plans to continue to pursue this type of lending in the future in an effort to maintain a profitable spread between its average loan yield and its cost of funds.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayments from his or her employment and other income and which are collateralized by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the borrowers’ business. Furthermore, the collateral securing the loans may depreciate over time, may be difficult to appraise, or may fluctuate in value based on the success of the business. The management of Cooperative Bank seeks to minimize these risks as the Bank’s commercial business loan portfolio grows by employing conservative underwriting criteria.

Loans Held For Sale: Lumina’s target market includes all homeowners or potential homeowners. Having an extensive diversity of investors offering very competitive rates, Lumina has many mortgage loan products available for purchasing or refinancing real property. These products include, but are not limited to, conventional, jumbo, FHA, VA, 100% Rural Development financing, nonconforming, lot loans, construction/permanent, and no-income verification loans, as well as other niche products. Lumina sells its loans to many different investors in the secondary market.

Cooperative Bank makes fixed rate loans that are available to sell in the secondary market. Loans sold to Freddie Mac are originated through their loan processing system, Loan Prospector, approved by Freddie Mac and concurrently rate locked, closed on Cooperative’s books, and sold to Freddie Mac within 10 days.

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

Mortgage loan applications are accepted at most of our offices and are reviewed by a loan officer or branch manager. Upon receipt of a loan application, central processing orders a credit report and verifications to confirm specific information relating to the applicant’s employment, income, and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an internal appraiser or an outside appraiser approved by the Company. In the case of “Low Doc” loans, a tax valuation and a property evaluation report are acceptable.

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

Originations, Purchases and Sales of Mortgage Loans: The Bank’s general policy is to originate conventional residential mortgage loans under terms, conditions, and documentation standards that permit sale to the FHLMC, FNMA, or private investors in the secondary market. The Bank has chosen to sell a large percentage of its fixed-rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to invest its funds in commercial loans while increasing fee income. The Bank has, from time to time, sold fixed-rate, long-term mortgage loans in the secondary market to meet liquidity requirements or as part of its asset/liability management program. In connection with such sales, the Bank may retain the servicing of the loans (i.e., the collection of principal and interest payments), for which it generally receives a fee payable monthly of 1/4% per annum of the unpaid balance of each loan. As of December 31, 2007, the Bank was servicing 578 loans for others, aggregating $41.7 million.

The Bank generally does not purchase loans, and did not purchase any loans during the last three fiscal years.

Loan Commitments: The Bank issues loan commitments to qualified borrowers primarily for the construction, purchase, and refinancing of residential real estate. Such commitments are made on specified terms and conditions and are typically for terms of up to 30 days. A non-refundable application and underwriting fee is collected by Cooperative Bank at the time of application. Lumina collects actual fees by the time of loan closing. Management estimates that historically, less than 20% of such commitments expire unfunded. At December 31, 2007, Cooperative Bank had outstanding loan commitments of approximately $4.7 million and Lumina had approximately $2.4 million in outstanding loan commitments. For further information, see Note 3 of “Notes to Consolidated Financial Statements.”

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

The Bank is currently approved to broker loans to Wells Fargo, Chase, and CitiMortgage. These are done on the wholesale side with Cooperative Bank processing the loan using Wells Fargo, Chase, or CitiMortgage closing documents. Cooperative Bank receives a settlement service fee for processing these loans. These loans generate fee income and reduce the interest rate risk of the Bank.

Loan origination, settlement service, and commitment fees are volatile sources of funds. Such fees vary with the volume and type of loans, commitments made and purchased, and with competitive market conditions, which in turn respond to the demand for and availability of money.

The Bank also recognizes other fees and service charges on loans. Other fees and service charges consist of late fees or loan modification fees, such as fees collected with a change in borrower.

Delinquencies: The Bank’s collection procedures provide that when a loan is 30 days past due, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact the borrower. If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates legal proceedings. At December 31, 2007, the Bank had accruing loans which were contractually past due 90 or more days totaling approximately $3.6 million.

Non-Performing Assets and Asset Classification: Loans are generally classified as nonaccrual if they are past due for a period of more than 90 days, unless such loans are well secured and in the process of collection. If any portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are less than 90 days past due may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. As of December 31, 2007, the Bank had an aggregate principal balance of $2.1 million in the nonaccrual status and an additional $0 in non-performing loans, exclusive of delinquencies noted above. Nonaccrual loans and loans delinquent 90 days or more are considered impaired in accordance with Statement of Financial Accounting Standards (“SFAS”) No.114. At December 31, 2007, the Bank’s valuation allowance for impaired loans was $213,000.

Real estate acquired by the Bank as a result of foreclosure is classified as “real estate owned” until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance plus unpaid accrued interest of the related loan or the fair value of the real estate less costs to sell the property. Any required write-down of the loan upon foreclosure is charged to the allowance for loan losses. At December 31, 2007, the Bank had thirteen properties acquired as the result of foreclosure or by deed in lieu of foreclosure and classified as “real estate owned” for $5.9 million as compared to two properties with an aggregate value of $653,000 at December 31, 2006. At December 31, 2007, the Bank had 20 loans in the process of foreclosure and/or bankruptcy with an aggregate principal balance of approximately $5.7 million as compared to twelve properties with an aggregate principal balance of $718,000 at December 31, 2006. Loans in bankruptcy paying as agreed are not included in nonperforming assets. Any losses management anticipates on loans in the process of foreclosure and/or bankruptcy have already been recorded through the allowance for loan losses.

The following table sets forth information with respect to the Bank’s nonperforming assets for the periods indicated. During the periods shown, the Bank had no restructured loans within the meaning of SFAS No. 15.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non accruing loans	$2,083	$172	$23	$95	$120
Accruing loans which are contracturally past due 90 days or more	3,560	1,124	9	112	147

Total	$5,643	$1,296	$32	$207	$267

Percentage of loans	0.69%	0.17%	0.00%	0.05%	0.07%

Other nonperforming assets (1)	$5,924	$653	$26	$—	$—

Total nonperforming assets	$11,567	$1,949	$58	$207	$267

Total nonperforming assets to total assets	1.25%	0.23%	0.01%	0.04%	0.05%

(1)	Other nonperforming assets represent property acquired by the Bank through foreclosure or repossession. This property is carried at the lesser of cost or fair value less estimated cost of sale.

During the year ended December 31, 2007, gross interest income of approximately $68,000 would have been recorded on nonaccrual loans had such loans been current throughout the period. Approximately $58,000 in interest income from such loans was included in income for the year ended December 31, 2007.

Except as set forth above, the Bank had no loans which were not classified as nonaccrual, 90 days past due, or restructured, but which may be so classified in the near future because management has concerns as to the ability of borrowers to comply with repayment terms. For further information, see Note 3 of “Notes to Consolidated Financial Statements.”

Allowance for Loan Losses: Management considers a variety of factors in establishing the appropriate levels for the allowance for loan losses. Consideration is given to, among other things, the impact of current economic conditions, the diversification of the loan portfolio, historical loss experience, the review of loans by the loan review personnel, the individual borrower’s financial and managerial strengths, and the adequacy of underlying collateral.

The process used to allocate the allowance for loan losses considers, among other factors, whether the borrower is a mortgage, retail, equity line, or commercial customer. Generally, loans are reviewed and risk is graded among groups of loans with similar characteristics. Loans considered impaired, within the definition of SFAS No. 114, are individually evaluated for impairment and assigned a specific reserve. Impaired loans are excluded from loan grouping for the purposes of allocating an allowance to the group. The probable loss estimates for each loan group are the basis for the allowance allocation. The loss estimates are based on prior experience, general risk associated with each loan group, current economic conditions, and various other factors. The unallocated allowance for loan losses in the past primarily represented the impact of certain conditions and other factors that were not considered in allocating the allowance to the specific components of the loan portfolio, such as current economic conditions. The Bank increased the unallocated allowance at December 31, 2003 because the possibility of additional loan losses due to unidentified property damage that occurred on the North Carolina coast from Hurricane Isabel in October 2003, as well as uncertain economic conditions. Throughout 2005 and 2004, as these uncertainties were resolved, the Company allocated portions of the unallocated allowance. However, near the end of the 2006, the Bank increased the unallocated allowance because of the probability of additional loan losses due to the general slowdown of growth in the economy existing at December 31, 2006. During 2007, all of the unallocated allowance was assigned to specific loan categories. Management considers the established allowance adequate to absorb losses that relate to loans outstanding at December 31, 2007.

The following table analyzes activity in the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$7,786	$6,763	$4,353	$3,447	$2,937
Provision for loan losses	1,450	2,235	2,485	970	740
Allowance purchased with acquisition	182	—	—	—	—

Loans charged-off
Real Estate:
Construction and land development	356	1,050	12	—	—
Mortgage:
1-4 family residential	184	2	23	—	—
Commercial	—	—	—	16	—
Equity line	—	—	3	—	—
Commercial, industrial and agricultural	50	62	—	—	142
Consumer	70	105	46	93	95

Total loans charged-off	(660)	(1,219)	(84)	(109)	(237)

Recoveries
Real Estate:
Mortgage:
1-4 family residential	1	—	1	—	—
Commercial	—	—	—	31	—
Equity line	—	—	3	—	—
Commercial, industrial and agricultural	1	—	—	—	—
Consumer	28	7	5	14	7

Total recoveries	30	7	9	45	7

Net charge-offs	630	1,212	75	64	230

Balance at end of period	$8,788	$7,786	$6,763	$4,353	$3,447

Ratio of net charge-offs to average loans outstanding during the period	0.08%	0.17%	0.01%	0.02%	0.06%

Ratio of loan loss reserve to total loans	1.07%	1.02%	1.05%	0.96%	0.85%

Management believes that it has established the Bank’s existing allowance for loan losses in accordance with generally accepted accounting principles. Additions to the allowance may be necessary due to changes in economic conditions, real estate market values, growth in the portfolio, or other factors. In addition, bank regulators may require Cooperative Bank to make adjustments to the allowance for loan losses in the course of their examinations based on their judgments as to the value of the Bank’s assets. For further information regarding the Bank’s allowance for loan losses, see Management’s Discussion and Analysis and Note 3 of “Notes to Consolidated Financial Statements.”

The following table sets forth information about the Bank’s allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate:
Construction and land development	$2,597	30%	$1,948	22%	$1,432	20%	$759	14%	$499	14%
Mortgage:
1-4 family residential	3,860	44	2,503	48	2,508	46	1,092	50	814	51
Multi-family residential	173	2	202	2	254	3	187	3	160	3
Commercial	1,370	16	2,272	21	1,989	23	1,630	24	1,146	22
Equity line	399	4	244	3	252	4	186	4	150	4
Other	17	—	8	—	8	—	9	—	3	—

Total real estate loans	8,416	96%	7,177	96%	6,443	96%	3,863	95%	2,772	94%

Commercial, industrial and agricultural	257	3	192	3	222	3	222	3	138	4
Consumer	115	1	96	1	64	1	63	2	58	2
Unallocated	—	—	321	—	34	—	205	—	479	—

Total gross loans	$8,788	100%	$7,786	100%	$6,763	100%	$4,353	100%	$3,447	100%

Investment Activities

The following table sets forth the carrying value of the Bank’s investment securities portfolio at the dates indicated. For additional information regarding the Bank’s investments, see Note 2 of “Notes to Consolidated Financial Statements.”

	At December 31,
	2007	2006	2005
	(In thousands)
Securities held to maturity:
U.S. Government and agency securities	$2,992	$—	$—
Mortgage-backed securities	1,520	1,738	2,029

Total securities held to maturity	$4,512	$1,738	$2,029

Securities available for sale:
U.S. Government and agency securities	$35,734	$33,601	$30,369
Mortgage-backed securities	5,076	4,770	5,626
Marketable equity securities	—	4,980	4,935
Corporate bond	—	—	1,451

Total securities available for sale	$40,810	$43,351	$42,381

Total investment securities portfolio	$45,322	$45,089	$44,410

The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank’s investment securities portfolio at December 31, 2007.

	One Year or Less		After One Through Five Years		After Five Through Ten Years		More than Ten Years		Total Investments Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Fair Value	Average Yield
	(Dollars in thousands)
Securities held to maturity:
U.S. Government and agency securities	$998	5.36%	$1,994	5.36%	$—	—	$—	—	$2,992	$3,035	5.36%
Mortgage-backed securities	—	—	—	—	—	—	1,520	4.58%	1,520	1,497	4.58%

Total Securities Held to Maturity	$998	5.36%	$1,994	5.36%	$—	—	$1,520	4.58%	$4,512	$4,532	5.10%

Securities available for sale:
U.S. Government and agency securities	$5,498	4.09%	$30,236	4.39%	$—	—	$—	—	$35,734	$35,734	4.35%
Mortgage-backed securities	—	—	—	—	—	—	5,076	5.11%	5,076	5,076	5.11%

Total securities available for sale	$5,498	4.09%	$30,236	4.39%	$—	—	$5,076	5.11%	$40,810	$40,810	4.44%

Total investment securities portfolio	$6,496	4.29%	$32,230	4.45%	$—	—	$6,596	4.99%	$45,322	$45,342	4.51%

Deposit Activities and Other Sources of Funds

General: Deposits are the major source of the Bank’s funds for lending and other investment purposes. In addition to deposits, Cooperative Bank derives funds from interest payments, loan principal repayments, borrowed funds, and funds provided by operations. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates, economic conditions, and competition. Borrowings may be used to compensate for reductions in the availability of funds from other sources. The Bank intends to fund its activities primarily through deposits.

Deposits: Deposits are attracted from within the Bank’s primary market area through the offering of a broad selection of deposit instruments including checking, savings, money market deposit, and term certificate accounts (including negotiated brokered deposits and jumbo certificates in denominations of $100,000 or more), as well as individual retirement plans. Deposit account terms vary, among other things, according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. In addition to deposits made at a branch, the Bank obtains funds through brokers and attracts deposits over the Internet, both of which are considered viable alternatives to borrowed funds. For further information regarding the Bank’s deposits, see Management’s Discussion and Analysis and Note 5 of “Notes to Consolidated Financial Statements.”

The following table contains information relating to the Company’s average time deposits and their corresponding expense and average cost for the periods indicated.

	At December 31,
	2007	2006	2005
	(Dollars in Thousands)
Average time deposit balance	$540,004	$478,655	$361,064
Interest Expense	27,513	21,531	11,430
Average cost	5.10%	4.50%	3.17%

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2007.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$73,296
Over three through six months	84,404
Over six months through twelve months	74,414
Over twelve months	73,042

Total	$305,156

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

The Trust was formed for the sole purpose of issuing trust preferred securities and investing the proceeds from the sale of such trust preferred securities in junior subordinated debentures. The debentures held by the Trust are the sole assets of the Trust. The Company owns 100% of the Trust’s outstanding common securities and unconditionally guarantees the Trust’s financial obligations. The debentures and the trust preferred securities bear an interest rate of 5.74% through August 2010, and thereafter bear an interest rate equal to 142 basis points over the three-month LIBOR (London Inter-bank Offered Rate). The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will have priority over the trust common securities if, and so long as, the Company fails to make principal or interest payment on the debentures. Concurrently with the issuance of the debentures and the trust preferred securities, the Company entered into a Guaranty Agreement, dated August 30, 2005, related to the trust preferred securities for the benefit of the holders. The debentures and trust preferred securities each have 30-year lives and will each be callable by the Company or the Trust, at their option, after five years. The Company has the option to defer interest for up to five years on the debentures. The debentures qualify as Tier I capital under Federal Reserve Board guidelines.

For further information regarding the Bank’s borrowings, see Note 6 of “Notes to Consolidated Financial Statements.”

REGULATION AND SUPERVISION

Regulation of the Company

General: Bankshares is registered as a public company with the SEC and its common stock is quoted on the NASDAQ Global Market, Inc. (“NASDAQ”). Bankshares is also registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and, as such, is subject to supervision, regulation, and regular examination by the Federal Reserve Board. In addition, as a state commercial bank holding company, the Company is subject to supervision by the North Carolina Office of the Commissioner of Banks (the “Commissioner”) under North Carolina law. As a public company, Bankshares is required to file annual, quarterly, and current reports with the SEC. As a bank holding company, Bankshares is required to furnish to the Federal Reserve Board annual and quarterly reports and any such additional information as the Federal Reserve Board may require pursuant to the BHCA.

The discussion of the laws and regulations applicable to Bankshares and the Bank in this section and throughout this Annual Report on Form 10-K is intended to be a summary, and not a comprehensive description of, such laws and regulations. Further, the discussion is qualified in its entirety by reference to the actual laws and regulations referenced herein.

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

A bank holding company is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting securities of any company conducting non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or the managing or controlling of banks to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be closely related to banking are: (1) making or servicing loans; (2)

performing certain data processing services; (3) providing discount brokerage services; (4) acting as fiduciary, investment, or financial advisor; (5) finance leasing personal or real property; (6) making investments in corporations or projects designed primarily to promote community welfare; and (7) acquiring a savings association, provided that the savings association only engages in activities permitted by bank holding companies.

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

The Federal Reserve Board has general authority to enforce the BHCA as to bank holding companies and may require a bank holding company to cease any activity or terminate control of any subsidiary engaged in an activity that the Federal Reserve Board believes constitutes a serious risk to the safety, soundness, or stability of its bank subsidiaries.

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

The Change in Bank Control Act and the regulations of the Federal Reserve Board thereunder require any person or persons acting in concert (except for companies required to make application under the BHCA) to file a written notice with the Federal Reserve Board before such person or persons may acquire control of the Company or the Bank. The Change in Bank Control Act defines “control” as the power, directly or indirectly, to vote 25% or more of any voting securities or 10% where the company involved has securities registered under Section 12 of the Securities Exchange Act of 1934, or to direct the management or policies of a bank holding company or an insured bank.

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

The risk-based capital rules of the Federal Reserve Board and the FDIC require bank holding companies and state non-member banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (“Tier 1”) requirement and a supplementary capital (“Tier 2”) requirement. For banks, core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships and certain other required deductions. The components of supplementary capital generally include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. The definition of core capital is slightly broader for bank holding companies; for example, limited amounts of cumulative perpetual preferred stock is includable in core capital. The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50%, and 100%. These computations result in the total risk-weighted assets.

The risk-based capital regulations require all banks and bank holding companies to maintain a minimum ratio of total capital to total risk-weighted assets of 8%. For the purpose of calculating these ratios, supplementary capital is limited to no more than 100% of core capital.

The federal bank regulatory agencies, including the Federal Reserve Board and the FDIC, have revised their risk-based capital requirements to ensure that such requirements provide for explicit consideration of interest rate risk by commercial banks. Management of the Bank does not believe that this interest rate risk component has an adverse effect on the Bank’s capital.

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

The Bank was in compliance with both the FDIC capital requirements and the North Carolina net worth requirement at December 31, 2007. For further information regarding the Bank’s capital requirements, see Note 7 of “Notes to Consolidated Financial Statements.”

Prompt Corrective Regulatory Action: The FDIC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a bank that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of core capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A bank that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3%, or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a bank that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the FDIC within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 50% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve compliance with the applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions, and expansion.

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

Insurance of Deposit Accounts: The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Federal Deposit Insurance Corporation recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels, and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation’s analysis of financial ratios, examination component ratings, and other information. Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to forty three basis points of assessable deposits for the riskiest (Risk Category IV). The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit of approximately $390,000 was fully utilized and exhausted in 2007. The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending December 31, 2007 averaged 1.18 basis points of assessable deposits.

The Reform Act provided the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2008.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the Federal Deposit Insurance Corporation. The management of the Bank does not know of any practice, condition, or violation that might lead to termination of deposit insurance.

Branching: With appropriate regulatory approvals, North Carolina banks are authorized to establish branches both in North Carolina and in other states. Federal law allows interstate branching through mergers unless the state in which the target is located has opted out of this provision. De novo branching into other states is permitted if the other state has expressly authorized de novo branching into the state by out-of-state banks. A bank that establishes a branch in another state may conduct any activity at that branch office that is permitted by the law of that state to the extent that the activity is permitted either for a state bank chartered by that state or for a branch in the state of an out-of-state national bank.

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

Transactions with Affiliates and Insiders: Transactions between banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. An affiliate of a bank is any company or entity which controls, is controlled by, or is under common control with the bank. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, (ii) establish specified collateral requirements for certain bank transactions with their affiliates, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a nonaffiliate. A bank holding company and its subsidiaries are considered “affiliates” of the bank under Section 23A and 23B. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee, and similar types of transactions.

The Sarbanes-Oxley Act of 2002 (“SOX”) generally prohibits loans by the Company to its executive officers and directors. However, that act contains a specific exception for loans by the Bank to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors, and 10% shareholders (“insiders”), as well as entities such persons control, is limited. Both the individual and aggregate amount of loans the Bank may make to insiders are limited based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Extensions of credit to executive officers are further restricted as to amount and type.

Enforcement: The Commissioner has extensive enforcement powers under North Carolina law which include the authority to issue cease and desist orders, assess civil money penalties, and appoint a conservator or receiver.

The FDIC has primary federal enforcement responsibility over nonmember banks and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers, and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to the removal of officers and/or directors to institution of receivership, conservatorship, or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

Federal Home Loan Bank System: The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. Cooperative Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at December 31, 2007 of approximately $7.1 million.

Federal Reserve Board Regulation: Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves of 3% on the first $9.3 million to $43.9 million of transaction accounts, plus 10% on the remainder. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. At December 31, 2007, the Bank met its reserve requirements.

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

Patriot Act: The purpose of the Patriot Act is to enhance the ability of law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

TAXATION

The Bank is subject to the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) in the same general manner as other corporations.

For additional information regarding federal and state taxes, see Note 10 of “Notes to Consolidated Financial Statements in the Annual Report.”

State Income Taxation

Under North Carolina law, the Bank is subject to an annual corporate income tax on its federal taxable income as computed under the Code, subject to certain prescribed adjustments. The Bank is also subject to an annual corporate income tax in South Carolina on its book income attributable to the operations of its South Carolina branch, subject to certain prescribed adjustments. In addition to the state corporate income tax, the Bank is subject to an annual state franchise tax to North Carolina, which is imposed at a rate of 0.15% applied to the greatest of the Bank’s (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina, or (iii) appraised valuation of property in North Carolina. Lumina will also file a corporate income tax return in North Carolina. The filing of consolidated returns is not permitted under North Carolina or South Carolina law. The annual corporate income tax rate in North Carolina and South Carolina is 6.90% and 5.00%, respectively.

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

Our construction and land development, commercial, and equity line lending may expose us to a greater risk of loss and hurt our earnings and profitability.

Our business strategy centers, in part, on offering construction and land development, commercial, and equity line loans secured by real estate in order to expand our net interest margin. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to-four family residential mortgage loans. At December 31, 2007, construction and land development, commercial, and equity line loans secured by real estate totaled $374.9 million, which represented 45.6% of total loans. If we continue to increase the level of these loans, we will increase our credit risk profile relative to other financial institutions that have higher concentrations of one-to-four family loans.

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

Equity line loans typically involve a greater degree of risk than one-to-four family residential mortgage loans. Equity line lending allows a customer to access an amount up to their line of credit for the term specified in their agreement. At the expiration of the term of an equity line, a customer may have the entire principal balance outstanding as opposed to a one-to-four family residential mortgage loan where the principal is disbursed entirely at closing and amortizes throughout the term of the loan. We cannot predict when and to what extent our customers will access their equity line. While we seek to minimize this risk in a variety of ways, including attempting to employ conservative underwriting criteria, there can be no assurance that these measures will protect against credit-related losses.

Our lending on vacant land may expose us to a greater risk of loss and may have an adverse effect on results of operations.

A portion of our residential and commercial lending is secured by vacant or unimproved land. Loans secured by vacant or unimproved land is generally more risky than loans secured by improved property for one-to-four family residential mortgage loans. Since vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business. These loans are susceptible to adverse conditions in the real estate market and local economy. Management works to minimize these risks by employing what they believe to be conservative underwriting criteria. At December 31, 2007, loans secured by vacant or unimproved property totaled $157.9 million, or 19.2% of our loan portfolio.

Our business is subject to the success of the local economy in which we operate.

Because the majority of our borrowers and depositors are individuals and businesses located and doing business in the communities of Eastern North Carolina, our success depends, to a significant extent, upon economic conditions throughout this area. This market is generally segmented into coastal communities and inland areas. The economics of the coastal communities (concentrated in Dare, Carteret, Currituck, Onslow, Pender, New Hanover, and Brunswick Counties) are seasonal and largely dependent on the summer tourism industry. The economy of Wilmington, the largest city in the market area, a historic seaport with a population of approximately 100,000, is also reliant upon summer tourism, but is diversified into the chemicals, shipping, pharmaceutical, aircraft engines, and fiber optics industries. Wilmington also serves as a regional retail center, a regional medical center, and home of the University of North Carolina at Wilmington. The inland communities we serve (concentrated in Bladen, Brunswick, Columbus, Duplin, Hyde, Beaufort, and Pender Counties) are largely service areas for agricultural activities. In addition, with the acquisition of Bank of Jefferson, the Bank extended its footprint into Jefferson, South Carolina, an area with a focus on agricultural activities.

Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism, and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures, or losses caused by adverse market or economic conditions in the Carolinas could adversely affect the value of our assets, revenues, results of operations, and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

If the value of real estate in Eastern North Carolina were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

With most of our loans concentrated in the Eastern North Carolina region, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. A decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies, and natural disasters.

We actively lend on the security of rental properties located in the Outer Banks region of North Carolina, which may increase the likelihood of delinquencies and losses to our operations.

We currently lend on the security of properties located in the Outer Banks region of North Carolina. This region’s economic base is seasonal and driven by beach tourism, and a large number of loans we make in this area are secured by vacation rental properties. These loans are inherently more risky than loans secured by the borrower’s permanent residence, since the borrower is typically dependent upon rental income to meet debt service requirements, and repayment is therefore subject to a greater extent to adverse economic, weather, and other conditions affecting vacation rentals. Despite management’s efforts to minimize these risks by employing what it believes to be conservative underwriting practices, there is no guarantee that lending on the security of such rental properties will prevent material delinquencies and losses to our operations.

Hurricanes or other adverse weather events could negatively affect our local economy or cause disruptions to our branch office operations, which could have an adverse effect on our business or results of operations.

Our operations are concentrated in Eastern North Carolina, a geographic region with coastal areas that are susceptible to hurricanes and tropical storms. Such weather events can disrupt our operations, result in damage to our branch office locations and real estate collateral securing our loans, and negatively affect the local economy in which we operate. We cannot predict whether or to what extent damage caused by hurricanes or tropical storms will affect our operations or the economy in our market area, but such weather events could result in a decline in loan originations and an increase in the risk of delinquencies, foreclosures, or loan losses. These and other negative effects of hurricanes or tropical storms may adversely affect our business or results of operations.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate our capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth. If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interests of current investors and may dilute the per share book value of our common stock. New investors may also have rights, preferences, and privileges senior to our current shareholders, which may adversely impact our current shareholders.

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

The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as, other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. This competition has made it more difficult for us to make new loans and has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. While we believe we can, and do, successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, smaller resources, smaller lending limits, lack of geographic diversification, and inability to spread our marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, we can give no assurance this strategy will continue to be successful.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., prime) may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, origination volume, and overall profitability. We currently have a large number of loans that will reprice in the near future. At December 31, 2007, $424.2 million, or 51.5%, of our loan portfolio including loans available for sale may reprice in January 2008, which could materially adversely affect our results of operations.

Short-term market interest rates (which we use as a guide to price our deposits) have, until recently, risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin. For the years ended December 31, 2007 and 2006, our interest rate spread was 2.99% compared to 3.23%, respectively. If short-term interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. From September 2007 to January 2008, the U.S. Federal Reserve decreased its target for the federal funds from 5.25% to 3.00%. As a result of this, adjustable rate loans have repriced immediately while our largest type of deposits, time deposits, reprice upon maturity if they are rolled over, compressing our interest rate spread and net interest margin. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. For additional information, see “Interest Rate Sensitivity Analysis” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We principally manage interest rate risk by managing the volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition, and results of operations could be materially harmed.

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets, and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

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

In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio, and the volume of delinquent and criticized loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges, and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

At December 31, 2007 our allowance for loan losses as a percentage of loans was 1.07% as compared to 1.02% at December 31, 2006. Regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

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

Cooperative Bank is subject to regulation, supervision and examination by the North Carolina Office of the Commissioner of Banks and the Federal Deposit Insurance Corporation, as insurer of its deposits. Such regulation and supervision govern the activities in which a commercial bank and its holding company may engage and are intended primarily for the protection of the DIF and for the depositors of Cooperative Bank and are not intended to protect the interests of investors in our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. In addition, the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq that are applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices, including the costs of completing our audit and maintaining our internal controls.

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

Bankshares’ ability to service our debt, pay dividends, and otherwise pay our obligations as they come due is substantially dependent on capital distributions from Cooperative Bank, and these distributions are subject to regulatory limits and other restrictions.

A substantial source of Bankshares’ income from which we service our debt, pay our obligations, and from which we can pay dividends is the receipt of dividends from Cooperative Bank. The availability of dividends from Cooperative Bank is limited by various statutes and regulations. It is also possible, depending upon the financial condition of Cooperative Bank, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event that Cooperative Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations, or pay dividends on our common stock. The inability to receive dividends from Cooperative Bank would adversely affect our business, financial condition, results of operations, and prospects.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Bank operated twenty three offices throughout the coastal and inland communities of Eastern North Carolina and one office in Jefferson, South Carolina at December 31, 2007. The Bank has a total of eleven offices that are subject to leases. The land is leased for six of these offices on which the Bank has its own building. Three leases are for the land and the building and two are for office condominiums that are leased by the Bank. Lumina operated three offices in North Carolina, all of which are leased. For additional information relating to premises and equipment and leases, see Note 4 and Note 14 of “Notes to Consolidated Financial Statements.”

Item 3.	Legal Proceedings

In the normal course of business, the Company is involved in various legal proceedings. After consultation with legal counsel, management believes that any liability resulting from such proceedings will not have a material adverse effect on the financial condition or operations of the Company.

Pursuant to Section 6707A(e) of the Code, we must disclose if we have been required to pay a penalty to the Internal Revenue Service for failing to make disclosures required with respect to certain transactions that have been identified by the Service as abusive or that have a significant tax avoidance purpose. During the year ended December 31, 2007, we did not enter into any such transactions and were not required to pay a penalty to the Service for failing to make the required disclosures.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

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

The Company did not purchase any of its common stock during the quarter ended December 31, 2007.

The following graph compares the cumulative 5-year total return provided to shareholders on Cooperative Bankshares, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Bank Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indices on December 31, 2002 and its relative performance is tracked through December 31, 2007.

	12/02	12/03	12/04	12/05	12/06	12/07
Cooperative Bankshares, Inc.	100.00	162.20	174.16	197.39	262.83	175.10
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
NASDAQ Bank	100.00	130.51	144.96	141.92	159.42	125.80

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

Selected Annual Data

At December 31,	2007	2006	2005	2004	2003
	Dollars in thousands
Selected Financial Condition Data:
Assets	$926,823	$860,090	$746,266	$550,107	$502,437
Net loans	811,316	753,612	636,964	449,417	401,373
Securities	45,322	45,089	44,410	47,195	47,419
FHLB stock	7,085	6,715	5,829	4,519	4,154
Deposits	714,892	661,892	564,990	414,758	367,202
Borrowed funds	141,901	136,021	125,344	85,426	89,505
Stockholders’ equity	65,177	57,623	51,096	46,910	43,143

Year Ended December 31,	2007	2006	2005	2004	2003
	Dollars in thousands
Selected Operations Data:
Interest income	$64,578	$56,529	$39,258	$27,603	$27,975
Interest expense	35,513	28,392	16,159	9,205	10,686
Net interest income	29,065	28,137	23,099	18,398	17,289
Provision for loan losses	1,450	2,235	2,485	970	740
Noninterest income	4,927	5,082	5,947	5,183	6,486
Noninterest expenses	19,864	19,016	17,301	15,586	15,041
Income before income taxes	12,678	11,968	9,260	7,025	7,994
Net income	8,081	7,640	5,502	4,681	5,404

Selected Financial Ratios and Other Data:
Return on average assets	0.91%	0.94%	0.84%	0.89%	1.07%
Return on average equity	12.99%	14.18%	11.28%	10.54%	13.16%
Average stockholders’ equity to average assets	7.02%	6.66%	7.48%	8.49%	8.17%
Non-performing assets to total assets	1.25%	0.23%	0.01%	0.04%	0.05%
Allowance for loan losses to loans	1.07%	1.02%	1.05%	0.96%	0.85%
Dividend payout ratio	16.20%	15.62%	15.65%	15.89%	10.54%
*Per Share Data:
Earnings per:
Common share—basic	$1.24	$1.18	$0.85	$0.73	$0.85
Common share—diluted	$1.22	$1.15	$0.84	$0.72	$0.83
Cash dividends declared	$0.20	$0.18	$0.13	$0.12	$0.09
Book value	$9.94	$8.85	$7.91	$7.29	$6.73

*	The per share information is computed after giving retroactive effect to the 3-for-2 stock splits in the form of a 50% stock dividend declared on May 31, 2006 and January 19, 2005.

Selected Quarterly Data

	2007				2006
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Dollars in thousands
Selected Quarter-End Balances**
Assets	$926,823	$921,965	$891,567	$865,225	$860,090	$843,086	$827,745	$782,702
Net loans	811,316	805,595	784,067	756,494	753,612	731,497	718,093	675,233
Securities	45,322	46,829	43,510	44,073	45,089	43,056	42,595	43,616
FHLB stock	7,085	7,311	6,816	6,681	6,715	6,625	6,535	6,355
Deposits	714,892	707,897	690,798	665,139	661,892	648,467	633,430	591,871
Borrowed funds	141,901	145,491	134,968	135,003	136,021	134,544	136,130	133,349
Stockholders’ equity	65,177	63,484	61,365	59,539	57,623	55,798	53,283	52,091

	Dollars in thousands
Selected Operations Data**
Interest income	$16,472	$16,699	$15,941	$15,466	$15,394	$14,903	$13,891	$12,341
Interest expense	9,319	9,228	8,686	8,281	8,307	7,581	6,708	5,796
Net interest income	7,153	7,471	7,255	7,185	7,087	7,322	7,183	6,545
Provision for loan losses	450	350	350	300	350	525	775	585
Noninterest income	1,178	1,198	1,225	1,327	1,355	1,271	1,349	1,107
Noninterest expenses	5,045	5,045	4,862	4,912	4,761	4,617	4,790	4,848
Income before income taxes	2,836	3,274	3,268	3,300	3,331	3,451	2,967	2,219
Net income	1,805	2,107	2,066	2,103	2,109	2,279	1,799	1,453

Selected Financial Ratios and Other Data**
Return on average assets	0.78%	0.93%	0.95%	0.98%	1.00%	1.10%	0.90%	0.77%
Return on average equity	11.13%	13.24%	13.51%	14.22%	14.66%	16.77%	13.45%	11.60%
Average stockholders’ equity to average assets	7.03%	7.05%	7.06%	6.93%	6.79%	6.55%	6.66%	6.62%
Per Share Data*
Earnings per:
Common share—basic	$0.28	$0.32	$0.32	$0.32	$0.32	$0.35	$0.28	$0.22
Common share—diluted	$0.27	$0.32	$0.31	$0.32	$0.32	$0.34	$0.27	$0.22
Cash dividends declared	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05	$0.03
Book value	$9.94	$9.69	$9.37	$9.14	$8.85	$8.57	$8.19	$8.05

*	Per share information is computed after giving retroactive effect to the 3-for-2 stock split in the form of a 50% stock dividend declared on May 31, 2006.
**	Quarterly data for 2006 is presented after giving the effect of the adoption of SAB 108 in the fourth quarter of 2006. See Note 1 of “Notes to Consolidated Financial Statements” for further discussion of SAB 108.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

Cooperative Bankshares, Inc. (“Bankshares”) is a registered bank holding company incorporated in North Carolina in 1994. Bankshares is the parent company of Cooperative Bank (“Cooperative” or the “Bank”), a North Carolina chartered commercial bank. Cooperative Bank, headquartered in Wilmington, North Carolina, was chartered in 1898. The Bank provides financial services through 23 offices in Eastern North Carolina and 1 office in Jefferson, South Carolina.

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

Management considers the established allowance adequate to absorb losses that relate to loans outstanding at December 31, 2007, although future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require adjustments to the allowance based on their judgments of information available to them at the time of their examination. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated and additional provisions may be required. For further information on the allowance for loan losses, see “Financial Condition” in Management’s Discussion and Analysis and Note 1 and Note 3 of the “Notes to Consolidated Financial Statements”.

Goodwill: Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired in a business combination, is tested at least annually for impairment. Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and a second step of the impairment test will be performed. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of a reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses. Based on our evaluation this year, goodwill is not impaired.

Management Strategy

Through its offices, the Bank provides a wide range of banking products, including interest-bearing and noninterest-bearing checking accounts, certificates of deposit, savings accounts, and individual retirement accounts. It offers an array of loan products: overdraft protection, commercial, consumer, agricultural, real estate, residential mortgage, and home equity loans. Also offered are safe deposit boxes and automated banking services through Online Banking, Online Bill Pay, ATMs, and Access24 Phone Banking. In addition, through the Bank’s third party partnership with Seagate Wealth Management Group through UVEST Investment Services, clients have access to a wide array of financial and wealth management solutions, including services such as professional money management, retirement and education planning and investment products including stocks, bonds, mutual funds, annuities, and insurance products.

Lending Activities: The Bank’s lending activities have traditionally concentrated on the origination of loans for the purpose of constructing, financing or refinancing residential properties. In recent years, the Bank has placed more emphasis on the origination of equity lines of credit and secured and unsecured consumer and commercial loans, growing these portfolios from $23.8 million, $7.4 million, and $18.2 million, respectively, at December 31, 2005 to $29.9 million, $9.9 million, and $21.9 million, respectively, at December 31, 2007. As of December 31, 2007 approximately $652.7 million, or 79.4% of the Bank’s loan portfolio, which excludes loans held for sale, consisted of loans secured by residential properties as compared to $557.3 million, or 73.0% of the Bank’s loan portfolio at December 31, 2006. The amount at December 31, 2007 includes $208.1 million of loans classified as construction and land development as compared to $149.0 million in the prior year. The increase in the percentage of residential properties was primarily due to the increase in residential construction and land development loans and lot loans. These increases are primarily the result of the growth in the Bank’s market area and factors such as increased loan production due to the hiring of additional loan officers, the opening of one branch in 2007, and the relocation of two branches in 2006. The Bank originates adjustable rate and fixed rate loans. As of December 31, 2007, adjustable rate and fixed rate loans totaled approximately 66.9% and 33.1%, respectively, of the Bank’s total loan portfolio as compared to 67.9% and 32.1%, respectively, of the Bank’s total loan portfolio as of December 31, 2006.

The Bank has chosen to sell a large percentage of its fixed rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to invest its funds in commercial loans, while increasing fee income and reducing interest rate risk. In 2007 the Bank sold $3.7 million, as compared to $3.6 million in 2006, in loans in the secondary market where the Bank retained the servicing of the loans and receives a fee payable monthly of up to  1/4% per annum of the unpaid balance of each loan. In addition, the Bank sold $10.2 million in the secondary market and $9.8 million through a brokered arrangement where the Bank released the servicing of the loans during 2007. In 2006, the Bank sold loans with servicing released of $5.4 million in the secondary market and $14.3 million through a brokered arrangement. Lumina sold $77.6 million in the secondary market during 2007 as compared to $126.3 million in 2006.

The growth in the loan portfolio was concentrated in construction and land development loans and one-to-four family residential loans. Construction and land development loans generally involve a higher level of credit risk than one-to-four family residential lending due to the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions, and the volatility of the collateral. This increased risk, along with the growth in the loan portfolio, were the primary reasons for the increase in the total allowance for loan losses over the past year.

Bankshares formed Cooperative Bankshares Capital Trust I (the “Trust”) on August 30, 2005 for the sole purpose of issuing $15.0 million of trust preferred securities and investing the proceeds from the sale of such trust preferred securities in debentures issued by Bankshares to the Trust. With the proceeds from the trust preferred offering, Bankshares invested additional funds into the Bank, adding $4.5 million in 2006 to finance loan growth.

Freezing of Defined Benefit Pension Plan: On April 11, 2006, the Company’s Board of Directors approved the freezing of the Bank’s defined benefit pension plan effective July 1, 2006. The plan covers certain salaried employees and, prior to the freeze, benefits were based on years of service and the employee’s compensation during the high 5 years preceding retirement. There are 107 active salaried participants. In addition to the active participants, there are approximately 17 participants receiving benefits and approximately 43 terminated vested participants.

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

Branch Network: The Bank opened a new branch in Leland, NC, a suburb of Wilmington, on April 2, 2007. The bank also acquired a branch in Jefferson, SC on July 2, 2007 with the purchase of Bank of Jefferson. The Bank opened a new Morehead City branch on March 13, 2006, which was a relocation of another branch. The Bank also opened another Wilmington branch at Porter’s Neck on January 3, 2006 and in conjunction the Bank closed its Ogden office on December 30, 2005. The Bank plans to open two offices in the Myrtle Beach, SC area during 2008.

On March 30, 2007, Lumina closed its Charlotte office. Lumina closed its Myrtle Beach, South Carolina office on October 17, 2006 and its Virginia Beach, Virginia office on April 28, 2006.

Interest Rate Sensitivity Analysis

Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be analyzed using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when interest rate sensitive assets exceed interest rate sensitive liabilities. Gap is considered negative when interest rate sensitive liabilities exceed interest rate sensitive assets. At December 31, 2007, the Company had a one-year positive gap position of 17.8%. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income, while a negative gap would tend to adversely affect net interest income. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income while a negative gap would tend to result in an increase in net interest income.

The Company’s one-year positive gap position at December 31, 2007 has increased when compared to recent years. The increase is primarily attributable to a large number of loans repricing within one year and, to a lesser extent, securities with maturities within one year or call provision that can be exercised within one year in a declining interest rate environment. At December 31, 2007, $655.1 million, or 79.5%, of our loan portfolio including loans available for sale may reprice within one year. Also, $17.7 million, or 39.1%, of our securities portfolio has the opportunity to reprice in our current rate environment. Management will attempt to replace most securities called with another security whose maturity or first call is greater than one year. This, compounded with the fact that the Bank has been offering promotional rates on certificates of deposit with maturities of thirteen months or less, represent the Bank’s effort to more closely match the repricing of interest-earning assets with interest-bearing liabilities and reduce our one-year positive gap position.

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

INTEREST RATE SENSITIVITY ANALYSIS

December 31, 2007	One Year or Less	Over One Through Five Years	Over Five Through Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Interest-earning assets:
Securities	$17,712	$24,997	$1,777	$836	$45,322
Interest-bearing bank balances	3,910	—	—	—	3,910
Federal Home Loan Bank stock	7,085	—	—	—	7,085
All loans	655,073	144,588	15,793	8,330	823,784

Total	$683,780	$169,585	$17,570	$9,166	$880,101

Interest-bearing liabilities:
Deposits	$500,221	$160,222	$11,436	$—	$671,879
Borrowed funds	18,372	118,470	5,008	51	141,901

Total	$518,593	$278,692	$16,444	$51	$813,780

Interest rate sensitivity gap	$165,187	$(109,107)	$1,126	$9,115	$66,321

Cumulative interest rate sensitivity gap	$165,187	$56,080	$57,206	$66,321

Cumulative ratio of interest-earning assets to interest-bearing liabilities	131.9%	107.0%	107.0%	108.1%

Ratio of cumulative gap to total assets	17.8%	6.1%	6.2%	7.2%

Liquidity

The Company’s goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, proceeds from loan sales, growth in deposits, income from operations and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta (“FHLB”) in an amount of up to 25% of the Bank’s total assets. At December 31, 2007, the Bank’s borrowed funds from the FHLB equaled 13.3% of its total assets. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions and competition. The Bank also made use of $12.6 million and $49.1 million in brokered deposits acquired during 2007 and 2006, respectively. The increase in brokered deposits was primarily due to management’s determination that brokered deposits represented the most cost effective means of funding loan growth at the time the deposits were acquired.

At December 31, 2007, the estimated market value of liquid assets (cash, cash equivalents, marketable securities and loans held for sale) was approximately $62.8 million, representing 7.3% of deposits and borrowed funds as compared to $66.5 million or 8.3% of deposits and borrowed funds at December 31, 2006. The decrease in liquid assets was primarily due to a decrease in cash and cash equivalents due to the deployment of cash to higher yielding loans. The decrease in the liquidity percentage was due to a decrease in liquid assets compounded with increases in the use of deposits and borrowed funds to fund loan growth. Management maintains a portfolio generally consisting of mortgage-backed securities and securities with short-term maturities (securities that mature within 6 years) and call dates, consistent with the Bank’s focus on liquidity. Investment securities available for sale are recorded at their fair value, with the unrealized gain or loss included as a component of stockholders’ equity, net of deferred taxes.

The Company’s securities portfolio consists of U.S. Treasury, U.S. Government agency, mortgage-backed and other permissible securities. Fannie Mae (“FNMA”) and and the Federal Home Loan Mortgage Corporation (“FHLMC”) guarantee the mortgage-backed securities. Mortgage-backed securities entitle the Company to receive a pro rata portion of the cash flows from an identified pool of mortgages. Although mortgage-backed securities generally offer lower yields than the loans for which they are exchanged, they present substantially lower credit risk by virtue of the guarantees that back them. Mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

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

Off-Balance Sheet Arrangements

At December 31, 2007, outstanding off-balance sheet commitments to extend credit totaled $102.0 million, and the undisbursed portion of construction loans was $82.4 million. The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors except as disclosed in Note 3 of “Notes To Consolidated Financial Statements.”

Contractual Obligations and Commitments

The Bank enters into agreements that obligate it to make future payments under contracts, such as debt and lease agreements. In addition, the Bank commits to lend funds in the future such as credit lines and loan commitments. The following is a table of such contractual obligations and commitments at December 31, 2007:

Contractual Obligations and Commitments
(Dollars in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	Over 5 years
Borrowed Funds	$141,901	$18,371	$55,000	$38,000	$30,530
Lease Obligations	9,058	611	1,165	1,146	6,136
Deposits	714,892	601,618	113,274	—	—

Total Contractual Cash Obligations	$865,851	$620,600	$169,439	$39,146	$36,666

	Amount of Commitment Expiration Per Period
Other Commitments	Total Amounts Committed	Less than 1 year	2-3 years	4-5 years	Over 5 years
Undisbursed portion of home equity collateralized primarily by junior liens on 1-4 family properties	$49,617	$1,241	$23,650	$886	$23,840
Other commitments and credit lines	45,182	34,600	9,851	561	170
Undisbursed portion of construction loans	82,419	82,419	—	—	—
Available for sale mortgage loan commitments	2,420	2,420	—	—	—
Fixed-rate mortgage loan commitments	1,732	1,732	—	—	—
Adjustable-rate mortgage loan commitments	3,014	3,014	—	—	—

Total Commitments	$184,384	$125,426	$33,501	$1,447	$24,010

In the normal course of business, the Company may enter into purchase agreements for goods or services. In management’s opinion, the dollar amount of such agreements at December 31, 2007 is immaterial and has not been included in the table above.

Capital Resources

Stockholders’ equity at December 31, 2007 was $65.2 million, up $7.6 million, or 13.1%, from $57.6 million at December 31, 2006. The improved capital position during the year reflects the impact of earnings retention after the declaration of cash dividends of $1.3 million and the proceeds from issuance of 41,262 shares of common stock upon the exercise of stock options. Stockholders’ equity at December 31, 2007 includes an unrealized loss, net of tax, of $36,000 as compared to $447,000 at December 31, 2006, on securities available for sale marked to estimated fair market value.

Under the capital regulations of the Federal Deposit Insurance Corporation (“FDIC”), the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (“Tier I”) capital to average adjusted assets of at least 3% if the most highly rated and at least 4% for others. At December 31, 2007, the Bank’s leverage capital ratio was 8.16%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is generally defined as Tier I capital plus the balance of the allowance for loan losses. At December 31, 2007, the Bank had a ratio of qualifying total capital to risk-weighted assets of 10.78%.

The Company, as a bank holding company, is also subject, on a consolidated basis, to the capital adequacy guidelines of the Board of Governors of the Federal Reserve (the “Federal Reserve Board”). The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank.

As of December 31, 2007, the Company exceeded all of its capital requirements. Management expects the Company to continue to exceed these capital requirements without altering current operations or strategies. If the Bank continues to grow at a pace similar to the recent growth, Bankshares may need to undertake other capital raising measures such as issuing additional junior subordinate debentures to supplement risk-based capital. For further information, see Note 7 of “Notes to Consolidated Financial Statements.”

On May 31, 2006, the Company declared a 3-for-2 stock split in the form of a 50% stock dividend, which was distributed June 30, 2006, to shareholders of record on June 12, 2006. This split increased the number of common shares outstanding to 6,503,748 at the time of distribution.

On November 15, 2007, Bankshares’ Board of Directors approved a quarterly cash dividend on its common stock of $.05 per share. The dividend was payable January 17, 2008, to shareholders of record on January 2, 2008. Any future payment of dividends is dependent on the financial condition and capital needs of the Company, requirements of regulatory agencies and economic conditions in the marketplace.

FINANCIAL CONDITION

The Company’s total assets increased 7.8% to $926.8 million at December 31, 2007, compared to $860.1 million at December 31, 2006. Asset growth was primarily attributable to an increase of $58.7 million, or 7.7%, in loans. Loan growth was funded primarily by increases in deposits of $53.0 million, or 8.0%, long-term obligations of $15.0 million, or 13.8%, as well as through the use of cash and cash equivalents. As a result, cash and cash equivalents decreased $3.2 million, or 18.9%, from the amount at December 31, 2006. The increase in loans and deposits was primarily the result of continued loan and deposit growth in its expanded and improved branch network, growth of the markets in which the Bank conducts its business, the Bank’s continued emphasis on increasing overall loan production, and the purchase of Bank of Jefferson. The increase in deposits was mainly in thirteen month certificates due to the Bank offering a competitive promotional rate on a reasonably short term deposit in an effort to foster deposit growth and in twelve month certificates, which is the automatic renewal term of thirteen month certificates. In addition, the Bank increased brokered deposits by $12.6 million during 2007 as discussed under “Liquidity.” The majority of loan growth occurred in construction and land development loans which grew $56.4 million (34.0%) and one-to-four family residential loans which grew $33.0 million (9.0%) during this period. Growth in construction and land development loans and one-to-four family residential loans was partially offset by a reduction of $38.3 million, or 23.8%, in commercial real estate loans, which decreased primarily due to payoffs that were not replaced because of a sewer moratorium in New Hanover County, increased competition, and the softening of the economy. The sewer moratorium has restricted new building permints in parts of New Hanover County and is expected to be lifted by the end of the second quarter of 2008.

Premises and equipment at December 31, 2007 was $12.6 million, representing a 20.8% increase over the prior year. The change in premises and equipment are primarily related to the opening of the Leland branch, renovations to the Wallace office, and construction related to the Whiteville branch relocation. Intangible assets increased to $5.8 million at December 31, 2007, compared to $1.5 million at December 31, 2006. The change in intangible assets represents goodwill and a core deposit intangible recorded with the purchase of Bank of Jefferson. For more information regarding the acquisition of Bank of Jefferson, see Note 16 of “Notes to Consolidated Financial Statements.” Accrued interest receivable increased $536,000 (12.0%) due to the increase in loans.

The Company’s nonperforming assets (nonaccrual loans, accruing loans 90 days or more delinquent and foreclosed real estate) were $11.6 million, or 1.25% of assets, at December 31, 2007, compared to $1.9 million or 0.23% of assets, at December 31, 2006. Foreclosed real estate increased to $5.9 million at December 31, 2007 from $653,000 one year earlier. Foreclosed real estate is made up of thirteen properties, eight of which are concentrated to two customer relationships accounting for $4.9 million of the change. The remaining increase in nonperforming assets was primarily the result of an increase in delinquencies and nonaccrual loans relating to three customer relationships, collateralized by one-to-four family or commercial properties, totaling approximately $3.4 million. The Company assumes an aggressive position in collecting delinquent loans and disposing of foreclosed assets to minimize balances of nonperforming assets and continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary. Growth in the loan portfolio and the change in nonperforming loans were the primary reasons for the increase in the allowance for loan losses over the twelve-month period ending December 31, 2007. While there can be no guarantee, in the opinion of management, the allowance for loan losses of $8.8 million at December 31, 2007 is adequate to cover probable losses inherent in the loan portfolio. For further information see “Results of Operation-Provision for Loan Losses.”

Management considers a variety of factors in establishing the appropriate level for the allowance for loan losses. Consideration is given to, among other things, the impact of current economic conditions, the diversification of the loan portfolio, historical loss experience, the review of loans by loan review personnel, the individual borrower’s financial and managerial strengths, and the adequacy of underlying collateral.

Generally, loans are reviewed, risk graded, and grouped with loans of similar characteristics. An independent third party annually reviews our risk grades for appropriateness. The loss estimates for a pool of loans are based on historical loss experience, adjusted for qualitative or environmental factors that may cause estimated credit losses to differ from historical losses. Loans considered impaired, within the definition of Statement of Financial Accounting Standards No. 114, are individually evaluated for impairment and assigned a specific reserve. For additional information regarding the allowance for loan losses, see Note 1 and Note 3 of the “Notes to Consolidated Financial Statements.”

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

Net Income

Net income for the year increased 5.8% to $8.1 million for 2007 as compared to $7.6 million for 2006. Net income was $5.5 million in 2005. The following analysis of the Company’s results of operations will explain the changes that had an effect on net income for the three years under review.

Interest Income

Interest income amounted to $64.6 million during 2007, an $8.0 million (14.2%) increase from 2006 levels, which increased $17.3 million (44.0%) from 2005 levels. The increase in interest income during 2007 is primarily a result of the combined effect of the average balance of interest-earning assets increasing 9.6% and the average yield increasing 31 basis points as compared to 2006. The increase in average interest earning assets is primarily the result of a $73.4 million, or 10.2%, increase in the average balance of loans. As discussed earlier, loan growth during these periods is primarily a result of the growth of the markets in which the Bank conducts its business, the Bank’s expanded and improved branch network, and the Bank’s continued emphasis on increasing overall loan production. The increase in the average yield is primarily due to actions taken by the Federal Reserve. The increase in interest income from 2005 to 2006 was due to the combined effect of the yield on average interest-earning assets increasing 98 basis points and the average balance of interest-earning assets increasing 24.5%. The average yield on average interest-earning assets for the year 2007 increased to 7.59% as compared to 7.28% for 2006 and 6.30% for 2005.

Interest Expense

Interest expense amounted to $35.5 million during 2007, a $7.1 million (25.1%) increase from 2006 levels, compared to a $12.2 million (75.7%) increase from 2005 to 2006. This 2007 increase was caused by the combined effect of the average balance of interest-bearing liabilities increasing $71.1 million, or 10.1%, and the average cost increasing 55 basis points as compared to 2006. The increase in the average balance of interest-bearing liabilities is primarily the result of a $66.7 million, or 11.7%, increase in the average balance of deposits and, to a lesser extent, a $4.4 million, or 3.4%, increase in the average balance of borrowed funds. The increase in the average balance of deposits is primarily attributable to the growth of the markets in which the Bank conducts its business, the Bank’s expanded and improved branch network, and the purchase of Bank of Jefferson. Brokered deposits also contributed to the increase in the average balance of deposits by increasing $12.6 million during 2007. The increase in the average cost of funds was primarily due to actions taken by the Federal Reserve and, to a lesser extent, the Bank’s offering of promotional rates on certificates of deposit in a competitive environment, and the Bank’s increased use of brokered deposits to fund loan growth. The increase in interest expense from 2005 to 2006 was due to a 115 basis point increase in the average rate paid and a 25.7% increase in the average balance of interest-bearing liabilities in 2006 as compared to 2005. The average cost of interest-bearing liabilities for the year 2007 increased to 4.60% as compared to 4.05% for 2006 and 2.90% for 2005.

Net Interest Income

Net interest income totaled $29.1 million for the year ended December 31, 2007, an increase of $928,000, or 3.3% over 2006, when net interest income was $28.1 million. During 2006, net interest income increased $5.0 million or 21.8% over the $23.1 million recorded for fiscal year 2005. The Average Yield/Cost Analysis table analyzes the interest-earning assets and interest-bearing liabilities for the three years ending December 31, 2007. As stated earlier, the increase in average yield was primarily the result of actions taken by the Federal Reserve. The Rate/Volume Analysis table identifies the causes for changes in interest income and interest expense for 2007 and 2006. The interest rate spread was 2.99% for 2007, compared to 3.23% for 2006 and 3.40% for 2005. The decrease in interest rate spread in 2007 was primarily caused by the cost of interest-bearing liabilities going up 24 basis points more than the yield on interest-earning assets. This can be primarily attributed to the need of the Bank to generate significant liquidity in order to fund loan growth by paying higher rates of return on our deposit accounts in order to attract new deposits and retain existing deposit accounts in a competitive environment. The decrease in interest rate spread in 2006 as compared to 2005 was due to the cost of interest-bearing liabilities rising 17 basis points more than the yield on interest-earning assets. The net yield on interest-earning assets was 3.42% for 2007 compared to 3.62% for 2006 and 3.71% for 2005.

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

Average Yield / Cost Analysis
	For the Years Ended
(Dollars in thousands)	December 31, 2007			December 31, 2006			December 31, 2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
Interest-earning assets:
Interest-bearing deposits in other banks	$5,400	$273	5.06%	$6,121	$337	5.51%	$4,870	$172	3.53%
Securities:
Available for sale	42,463	1,927	4.54%	42,419	1,940	4.57%	43,628	1,997	4.58%
Held to maturity	3,370	166	4.93%	1,889	85	4.50%	2,384	110	4.61%
FHLB stock	6,786	406	5.98%	6,326	362	5.72%	5,269	217	4.12%
All loans	792,878	61,806	7.80%	719,476	53,805	7.48%	567,114	36,762	6.48%

Total interest-earning assets	850,897	64,578	7.59%	776,231	56,529	7.28%	623,265	39,258	6.30%
Noninterest-earning assets	35,606			32,878			28,863

Total assets	$886,503			$809,109			$652,128

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$636,458	28,987	4.55%	$569,806	22,389	3.93%	$452,099	12,002	2.65%
Borrowed funds	135,544	6,526	4.81%	131,136	6,003	4.58%	105,331	4,157	3.95%

Total interest-bearing liabilities	772,002	35,513	4.60%	700,942	28,392	4.05%	557,430	16,159	2.90%

Noninterest-bearing liabilities	52,305			54,298			45,913

Total liabilities	824,307			755,240			603,343
Stockholders’ equity	62,196			53,869			48,785

Total liabilities and stockholders’ equity	$886,503			$809,109			$652,128

Net interest income		$29,065			$28,137			$23,099

Interest rate spread			2.99%			3.23%			3.40%

Net yield on interest-earning assets			3.42%			3.62%			3.71%

Percentage of average interest-earning assets to average interest-bearing liabilities			110.2%			110.7%			111.8%

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

Rate / Volume Analysis
	For the Years Ended December 31, 2007 vs. December 31, 2006 Increase (Decrease) Due to			For the Years Ended December 31, 2006 vs. December 31, 2005 Increase (Decrease) Due to
(Dollars in thousands)
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits in other banks	$(38)	$(26)	$(64)	$52	$113	$165
Securities:
Available for sale	—	(15)	(15)	(53)	(4)	(57)
Held to maturity	72	9	81	(22)	(3)	(25)
FHLB stock	28	17	45	50	95	145
All loans	5,637	2,338	7,975	10,823	6,220	17,043

Total interest-earning assets	5,699	2,323	8,022	10,850	6,421	17,271

Interest expense:
Deposits	2,811	3,820	6,631	3,639	6,748	10,387
Borrowed funds	209	323	532	1,118	728	1,846

Total interest-bearing liabilities	3,020	4,143	7,163	4,757	7,476	12,233

Net interest income	$2,679	$(1,820)	$859	$6,093	$(1,055)	$5,038

Provision for Loan Losses

The provision for loan losses charged to operations was $1.5 million during 2007 compared to $2.2 million and $2.5 during 2006 and 2005, respectively. The decrease in the provision for loan losses from 2006 to 2007 was caused by a lower rate of loan growth in 2007 as compared to 2006 loan growth. The decrease in the provision for loan losses from 2005 to 2006 was caused by slower loan growth in 2006 than 2005 and hurricane related collateral impairment that was recognized in 2005 that was absent in 2006. Nonperforming assets at December 31, 2007 were $11.6 million compared to $1.9 million at December 31, 2006 and $58,000 at December 31, 2005. For further information regarding the change in nonperforming assets, see “Financial Condition.” Net charge-offs for 2007 were $630,000 compared to $1.2 million during 2006 and $75,000 during 2005. The decrease in charge-offs from 2006 to 2007 was primarily the result of two charge-offs recognized in 2006 in the amounts of $750,000 and $300,000. Of the charge-offs recognized in 2007, none were greater than $185,000. For additional information regarding charge-offs, see “Allowance for Loan Losses” in “Item 1. Business” in this Annual Report on Form 10-K. At December 31, 2007, the allowance for loan losses was 1.07% of loans as compared to 1.02% for 2006 and 1.05% for 2005. The primary reason for these changes was at December 31, 2007, 2006 and 2005, the recorded investment in nonperforming loans was approximately $5.6 million, $1.3 million, and $1.3 million, respectively, with corresponding valuation allowances of approximately $213,000, $162,000, and $665,000, respectively. The difference between the allowance for loan losses as a percent of loans from 2005 to 2006 primarily relates to the provision recorded in 2005 relating to the hurricane impairment discussed above and the subsequent related charge-off recognized in 2006. In addition, loan composition affects this percentage due to the diverse levels of risk inherent in different loan products and their concentrations within the loan portfolio. The allowance for loan losses increased to $8.8 million at December 31, 2007 compared to $7.8 million at December 31, 2006 and $6.8 million at December 31, 2005 due to the provision for loan losses, partially offset by net charge-offs. Management considers the current level of the allowance to be appropriate based on loan composition, the current level and types of delinquencies and other nonperforming assets, historical charge-off patterns, overall economic conditions, and other factors. Future increases to the allowance may be necessary due to changes in loan composition or loan volume, changes in economic or market area conditions, and other factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

Noninterest Income

Total noninterest income decreased to $4.9 million during 2007, a decrease of $155,000, or 3.0%, from 2006. This compares to $5.1 million and $5.9 million during 2006 and 2005, respectively. Gain on disposal of premises and equipment was $271,000, $3,000, and $412,000 in 2007, 2006, and 2005, respectively. A gain of $275,000 realized in March 2007 on the sale of a branch office and a gain of $428,000 realized in December 2005 on a sale of an unoccupied branch office account for the majority of the change of gain on disposal of premises and equipment over the years. Service charges and fees on loans decreased to $462,000 (23.8%) in 2007 as compared to $606,000 and $772,000 in 2006 and 2005, respectively. These reductions were primarily caused by changes in fees received for loan settlement services on brokered loans, which are primarily attributable to a lower volume of mortgage loans. In addition to the decreased level of mortgage banking activities, starting in 2006, a higher percentage of loans were closed under a brokered agreement with a third party versus selling them in the secondary market, which contributed to the reduction in gains on sale of loans to $1.4 million (23.5%) in 2007 from $1.8 million in 2006 and from $2.4 million in 2005. Deposit-related fees increased to $2.2 million (8.3%) in 2007 as compared to $2.1 million and $1.8 million in 2006 and 2005, respectively. The increases from 2006 to 2007 and from 2005 to 2006 were primarily due to increased income associated with non-sufficient funds and ATM fees, as well as the year to year increases in new deposit accounts. A portion of the increase in deposit-related fees in 2007 relates to the acquisition of Bank of Jefferson. Banked-owned life insurance earnings were $364,000, $373,000 and $348,000 in 2007, 2006 and 2005, respectively. The changes were due to the fluctuation in interest rates earned on the underlying policies. Other income decreased to $234,000 (7.9%) in 2007 versus $254,000 in 2006 and $190,000 in 2005. The majority of other income changes are attributable to the change in commissions for annuity sales and mutual funds sold through UVEST Investment Services each year.

Noninterest Expense

Total noninterest expense was $19.9 million during the year 2007, an increase of $848,000, or 4.5%, from 2006. The major increase in noninterest expense during the year 2007 is attributable to compensation and fringe benefits increasing to $12.2 million (4.2%) in 2007 as compared to $11.8 million (13.3%) in 2006 and $10.4 million in 2005. Compensation and fringe benefits increased due to increased staffing levels, the addition of two new branches in 2007, and normal increases in salary. Occupancy and equipment costs increased 4.9% to $4.0 million in 2007 versus $3.8 million in 2006 and $3.6 million in 2005, respectively. The occupancy and equipment increase is primarily attributable to normal increases, as well as the opening of two branches in 2007 and two branches in 2006. Professional and consulting fees increased to $722,000 (0.3%) in 2007 as compared to $720,000 and $447,000 in 2006 and 2005, respectively. The Company has also experienced an increase in professional and consulting fees in recent years primarily due to an increase in accounting and auditing services, part of which was due to the requirements mandated by the Sarbanes-Oxley Act. In addition, there were additional professional fees and expenses incurred in 2006 due to the dissolution of Holdings and the REIT. Other noninterest expense was $2.3 million (7.0%) during 2007 as compared to $2.2 million in 2006 and $2.4 million in 2005. The change in noninterest expense from 2006 to 2007 is primarily related to an increase in checking account expenses attributed to the purchase of Bank of Jefferson and an increase in foreclosed real estate expenses related to the increased number of foreclosed properties. In addition, the Company accrued $219,000 in anticipation of penalties in 2005, without any similar accruals in 2006. In 2006, the Bank recovered $198,000 in penalties due to participation in the Settlement Initiative with the state discussed in “Income Taxes.” Advertising costs for the year 2007 were $566,000, an increase of 1.6%, as compared to $557,000 in 2006 and $574,000 in 2005.

Income Taxes

The effective tax rates for the years ended December 31, 2007, 2006 and 2005 were 36.3%, 36.2% and 40.6%, respectively. The Company accrued at a higher tax rate in 2005 due to the State of North Carolina’s announced treatment regarding dividends received from entities such as the real estate investment trust controlled by the Company. The state announced a Settlement Initiative which would resolve issues raised by the dividends received position taken by the state. Taxpayers that were under audit or that engaged in eligible transactions could elect to participate in the Settlement Initiative and pay all tax, interest, and reduced penalties. The Company participated in this settlement which allowed the Company to recover $198,000 in penalties and $17,000 in taxes. The Company estimates that its effective tax rate will be approximately 37% in 2008.

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

One way to measure the Company’s potential exposure to interest rate risk is to estimate the effect of a change in rates on the Company’s economic value of equity (“EVE”). EVE is the net present value of the Company’s portfolio of assets and liabilities. By marking-to-market the components of the balance sheet, management can compute the EVE. As rates change over time, the market values of the Company’s assets and liabilities will change, with longer-term products fluctuating more than short-term products. In most cases, rate-sensitive assets and liabilities will not have the same maturity characteristics. Therefore, as rates vary, the market value of the rate-sensitive assets will not change equally with the market value of rate-sensitive liabilities. This will cause the EVE to vary. The focus of the EVE is to determine the percentage decline in the net economic value of equity caused by a 1% or 2% increase or decrease in interest rates, whichever produces the larger decline. A large value indicates a large percentage decline in the EVE due to changes in interest rates and, thus, higher interest rate sensitivity. A low value indicates a small percentage decline in the EVE due to changes in interest rates and, thus, lower interest rate sensitivity. The results are compared to limits set by the Board of Directors and are monitored to identify unfavorable trends. In a rising rate environment, EVE would be positively affected at December 31, 2007 in contrast to a negative impact at December 31, 2006. The percentage change in EVE in a rising rate environment is less pronounced at December 31, 2007 compared to December 31, 2006. At December 31, 2007, the percentage of negative estimated change in EVE increased a declining rate environments as compared to the estimated change at December 31, 2006. These changes indicate that, as of December 31, 2007, the Company has less interest rate sensitivity in a rising rate environment and more interest rate sensitivity in a declining rate environment as compared to December 31, 2006.

The following table sets forth information relating to the Company’s EVE and the estimated changes under various interest rate change scenarios over a one year time horizon as of December 31, 2007 and 2006. Computation of prospective effects of hypothetical interest rate changes, such as the following computations, are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Furthermore, the computations do not contemplate any actions management could undertake in response to sudden changes in interest rates.

Market Risk Table
(Dollars in thousands)	December 31, 2007
Change in Interest Rates	Economic Value of Equity	Estimated $ Change	Estimated % Change
200 basis point rise	$70,405	$416	1%
100 basis point rise	71,751	1,762	3%
Base Scenario	69,989	—	—
100 basis point decline	65,453	(4,536)	-6%
200 basis point decline	58,963	(11,026)	-16%

	December 31, 2006
Change in Interest Rates	Economic Value of Equity	Estimated $ Change	Estimated % Change
200 basis point rise	$55,703	$(5,418)	-9%
100 basis point rise	58,832	(2,289)	-4%
Base Scenario	61,121	—	—
100 basis point decline	60,602	(519)	-1%
200 basis point decline	57,230	(3,891)	-6%

Item 8.	Consolidated Financial Statements and Supplementary Data

Management’s Annual Report on Internal Controls Over Financial Reporting

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Cooperative Bankshares, Inc. and Subsidiary (the “Company”) is responsible for preparing the Company’s annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

March 10, 2008

Cooperative Bankshares, Inc. and Subsidiary

/s/ Frederick Willetts, III	/s/ Todd L. Sammons
Frederick Willetts, III	Todd L. Sammons
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm Over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cooperative Bankshares, Inc.

We have audited Cooperative Bankshares, Inc. and Subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Cooperative Bankshares, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Cooperative Bankshares, Inc. and Subsidiary as of and for the year ended December 31, 2007, and our report dated March 10, 2008, expressed an unqualified opinion on those consolidated financial statements.

Greenville, North Carolina

March 10, 2008

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Cooperative Bankshares, Inc.

We have audited the accompanying consolidated statements of financial condition of Cooperative Bankshares, Inc. and subsidiary (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cooperative Bankshares, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cooperative Bankshares, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2008 expressed an unqualified opinion.

Greenville, North Carolina

March 10, 2008

Consolidated Financial Statements

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

December 31, 2007 and 2006

(In thousands, except per share data)	2007	2006
Assets
Cash and due from banks, noninterest-bearing	$9,883	$12,825
Interest-bearing deposits in other banks	3,910	4,190

Total cash and cash equivalents	13,793	17,015
Securities:
Available for sale (amortized cost of $40,868 at December 31, 2007 and $44,079 at December 31, 2006)	40,810	43,351
Held to maturity (estimated market value of $4,532 at December 31, 2007 and $1,681 at December 31, 2006)	4,512	1,738
FHLB stock	7,085	6,715
Loans held for sale	3,680	4,442

Loans	820,104	761,398
Less allowance for loan losses	8,788	7,786

Net loans	811,316	753,612
Other real estate owned	5,924	653
Accrued interest receivable	5,003	4,467
Premises and equipment, net	12,609	10,437
Intangible assets	5,792	1,462
Other assets	16,299	16,198

Total assets	$926,823	$860,090

Liabilities and Stockholders’ Equity
Deposits	$714,892	$661,892
Short-term borrowings	18,371	27,485
Escrow deposits	522	415
Accrued interest payable	588	480
Accrued expenses and other liabilities	3,743	3,659
Long-term obligations	123,530	108,536

Total liabilities	861,646	802,467

Stockholders’ equity:
Preferred stock, $1.00 par value: 3,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $1.00 par value: 14,000 shares authorized, 6,554 and 6,514 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	6,554	6,514
Additional paid-in capital	3,240	2,909
Accumulated other comprehensive loss	(36)	(447)
Retained earnings	55,419	48,647

Total stockholders’ equity	65,177	57,623

Total liabilities and stockholders’ equity	$926,823	$860,090

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Years Ended December 31, 2007, 2006, and 2005

(In thousands, except per share data)	2007	2006	2005
Interest and dividend income:
Loans	$61,806	$53,805	$36,762
Securities	2,093	2,025	2,107
Other	273	337	172
Dividends on FHLB stock	406	362	217

Total interest and dividend income	64,578	56,529	39,258

Interest expense:
Deposits	28,987	22,389	12,002
Short-term borrowings	1,129	1,309	1,119
Long-term obligations	5,397	4,694	3,038

Total interest expense	35,513	28,392	16,159

Net interest income	29,065	28,137	23,099
Provision for loan losses	1,450	2,235	2,485

Net interest income after provision for loan losses	27,615	25,902	20,614

Noninterest income:
Gain on sale of loans	1,371	1,792	2,422
Service charges and fees on loans	462	606	772
Deposit-related fees	2,225	2,054	1,803
Gain on disposal of premises and equipment	271	3	412
Earnings on bank-owned life insurance	364	373	348
Other income, net	234	254	190

Total noninterest income	4,927	5,082	5,947

Noninterest expense:
Compensation and fringe benefits	12,246	11,750	10,371
Occupancy and equipment	3,992	3,804	3,550
Professional and consulting fees	722	720	447
Advertising	566	557	574
Other	2,338	2,185	2,359

Total noninterest expense	19,864	19,016	17,301

Income before income taxes	12,678	11,968	9,260
Income tax expense	4,597	4,328	3,758

Net income	$8,081	$7,640	$5,502

Net income per common share:
Basic	$1.24	$1.18	$0.85
Diluted	$1.22	$1.15	$0.84
Weighted average common shares outstanding:
Basic	6,536	6,491	6,448
Diluted	6,638	6,626	6,564

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2007, 2006 and 2005

(In thousands)	2007	2006	2005
Net income	$8,081	$7,640	$5,502

Other comprehensive income (loss)
Unrealized gain (loss) on available for sale securities	669	25	(855)
Income tax benefit (expense)	(258)	(10)	325

Other comprehensive income (loss)	411	15	(530)

Comprehensive income	$8,492	$7,655	$4,972

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2007, 2006 and 2005

(In thousands, except share and per share data)	Common Stock $1.00 Par Value*	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance, December 31, 2004	$2,861	$2,673	$68	$41,308	$46,910
Exercise of stock options	19	117	—	—	136
Stock traded to exercise options (4,522 shares)	(5)	(80)	—	—	(85)
Tax benefit of stock option exercised	—	25	—	—	25
3-for-2 stock split in the form of a 50% stock dividend	1,430	—	—	(1,430)	—
Other comprehensive loss, net of taxes	—	—	(530)	—	(530)
Net income	—	—	—	5,502	5,502
Cash dividends declared ($.13 per share)	—	—	—	(862)	(862)

Balance, December 31, 2005	$4,305	$2,735	$(462)	$44,518	$51,096
Exercise of stock options	51	361	—	—	412
Stock traded to exercise options (10,417 shares)	(10)	(263)	—	—	(273)
Tax benefit of stock option exercised	—	76	—	—	76
3-for-2 stock split in the form of a 50% stock dividend	2,168	—	—	(2,168)	—
Other comprehensive income, net of taxes	—	—	15	—	15
Net income	—	—	—	7,640	7,640
Cash dividends declared ($.18 per share)	—	—	—	(1,193)	(1,193)
Adjustment from adoption of SAB 108	—	—	—	(150)	(150)

Balance, December 31, 2006	$6,514	$2,909	$(447)	$48,647	$57,623
Exercise of stock options	41	163	—	—	204
Stock traded to exercise options (1,247 shares)	(1)	(19)	—	—	(20)
Tax benefit of stock option exercised	—	171	—	—	171
Other comprehensive income, net of taxes	—	—	411	—	411
Net income	—	—	—	8,081	8,081
Stock-based compensation	—	16	—	—	16
Cash dividends declared ($.20 per share)	—	—	—	(1,309)	(1,309)

Balance, December 31, 2007	$6,554	$3,240	$(36)	$55,419	$65,177

*	Since par value per share is $1.00, the dollar amounts in the common stock column are equal to the number of common shares.

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2007, 2006 and 2005

(In thousands)	2007	2006	2005
Net income	$8,081	$7,640	$5,502
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion and amortization	10	28	3
Depreciation	1,064	1,033	992
Gain on sale of loans	(1,371)	(1,792)	(2,422)
Deferred tax benefit	(447)	(664)	(1,064)
Gain on disposal of premises and equipment	(271)	(3)	(412)
Gain on sale of other real estate owned	(8)	(25)	—
Valuation losses on other real estate owned	540	752	13
Provision for loan losses	1,450	2,235	2,485
Proceeds from sales of loans	92,910	137,114	158,474
Loan originations held for sale	(90,777)	(134,870)	(153,706)
Earnings on bank-owned life insurance	(364)	(373)	(348)
Stock-based compensation	16	—	—
Changes in assets and liabilities:
Accrued interest receivable	(517)	(1,122)	(1,263)
Other assets	436	(194)	427
Accrued interest payable	102	62	227
Accrued expenses and other liabilities	(50)	(733)	1,213

Net cash provided by operating activities	10,804	9,088	10,121

Purchases of securities available for sale	(11,587)	(3,724)	(499)
Proceeds from maturity of securities available for sale	14,200	1,950	—
Proceeds from maturity of securities held to maturity	1,000	—	—
Repayments of mortgage-backed securities available for sale	613	845	1,799
Repayments of mortgage-backed securities held to maturity	264	292	631
Purchases of FHLB stock	(5,365)	(4,801)	(8,038)
Proceeds from redemption of FHLB stock	4,995	3,915	6,728
Loan originations, net of principal repayments	(58,135)	(120,004)	(189,575)
Proceeds from disposals of foreclosed real estate	87	51	15
Purchases of premises and equipment	(3,180)	(992)	(3,073)
Investment in unconsolidated trust	—	—	(464)
Proceeds from sales of premises and equipment	7	13	42
Cash paid for Bank of Jefferson acquisition	(5,644)	—	—
Cash and cash equivalents acquired with Bank of Jefferson acquisition	3,037	—	—

Net cash used in investing activities	(59,708)	(122,455)	(192,434)

Net increase in deposits	40,732	96,902	150,231
Net proceeds (repayments) on short-term borrowings	(9,114)	5,682	(10,540)
Repayments of long-term obligations	(130)	(5)	(6)
Proceeds from long-term obligations	15,124	5,000	50,464
Proceeds from issuance of common stock, net	184	139	51
Dividends paid	(1,307)	(1,082)	(846)
Net change in escrow deposits	22	(152)	363
Tax benefit of stock options exercised	171	76	25

Net cash provided by financing activities	45,682	106,560	189,742

Increase (decrease) in cash and cash equivalents	(3,222)	(6,807)	7,429
Cash and cash equivalents:
Beginning of period	17,015	23,822	16,393

End of period	$13,793	$17,015	$23,822

(Continued)

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Continued)

Years Ended December 31, 2007, 2006 and 2005

(In thousands)	2007	2006	2005
Cash paid for:
Interest	$35,405	$28,330	$15,873
Income taxes	5,184	5,625	4,020

Summary of noncash investing and financing activities:
Transfer from recorded investment in loans to other real estate owned	5,468	1,399	47
Unrealized gain (loss) on securities available for sale, net of taxes	411	15	(530)
Long-term obligations reclassified to short-term borrowings	10,000	10,000	15,000
Short-term borrowings reclassified to long-term obligations	10,000	10,000	15,000
Loans to finance the sale of branch building	—	324	510

Noncash assets acquired and liabilities assumed in the acquisition of Bank of Jefferson are presented in Note 16.

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

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

All information in the Notes to Consolidated Financial Statements has been presented in thousands, except percentage, time period, stock option, share, and per share data.

Nature of Operations

The Company operates twenty six offices (including twenty one full service branches) in North Carolina and one full service branch in Jefferson, South Carolina. The Company offers a wide range of banking services including deposits, bank cards, and alternative investment products. Funds obtained are used primarily for the extension of credit through home loans, commercial loans, consumer loans, and other installment credit such as home equity loans, auto and boat loans, and overdraft protection. The Company’s primary source of revenue is interest income from its loan and securities portfolios.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates made by the Company in the preparation of the consolidated financial statements are the determination of the allowance for loan losses and fair value estimates.

Effects of Stock Splits

On May 31, 2006 and January 19, 2005, the Company declared 3-for-2 stock splits in the form of a 50% stock dividend. All references to per share results and weighted average common and common equivalent shares outstanding have been adjusted to reflect the effects of these stock splits.

Reclassifications

Certain items included in prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications have no effect on the net income or stockholders’ equity as previously reported.

Significant Accounting Policies

The significant accounting policies of the Company are summarized below:

(a)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and deposits with original maturities of ninety days or less at other institutions.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(1)	Basis of Presentation and Significant Accounting Policies (Continued)

(a)	Cash and Cash Equivalents (continued)

Federal regulations require institutions to set aside specified amounts of cash as reserves against transaction and time deposits. As of December 31, 2007, the daily average gross reserve requirement was $3,924.

(b)	Securities

Investments in certain securities are classified into three categories and accounted for as follows: (1) debt securities that the entity has the positive intent and the ability to hold to maturity are classified as held to maturity (“HTM”) and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; (3) debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities (“AFS”) and reported at fair value, with unrealized gains and losses excluded from net income and reported as other comprehensive income and included as a separate component of stockholders’ equity.

Premiums are amortized and discounts are accreted using the effective interest method over the remaining terms of the related securities. Gains and losses on the sales of securities are determined using the specific-identification method and are included in noninterest income at the time of sale.

A decline in the market value of any AFS or HTM security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end, and forecasted performance of the investee. The Company does not have any securities that are believed to be other-than-temporarily impaired as of December 31, 2007.

(c)	FHLB Stock

The Company, as a member of the Federal Home Loan Bank (“FHLB”) System, is required to maintain an investment in capital stock of the FHLB of Atlanta in an amount equal to the sum of 0.20% of total assets as of December 31, 2006 and 4.50% of its outstanding FHLB advances. No ready market exists for FHLB stock, and it has no quoted market value. The FHLB stock is carried at cost. Because of the redemption provisions of the FHLB, the fair value of this investment is believed to equal its cost.

(d)	Loans Held for Sale

As a part of its normal business operations, the Company originates mortgage loans that have been approved by secondary investors. The Company issues a rate lock commitment to a customer and concurrently “locks in” with a secondary market investor under a best efforts delivery mechanism. The terms of the loan are set by the secondary investors and are transferred within several weeks of the Company initially funding the loan. The Company receives origination fees from borrowers and servicing release premiums from the investors that are recognized on the Consolidated Statement of Operations in the line item “gain on sale of loans”. Between the initial funding of the loans by the Company and the subsequent purchase by the investor, the Company carries the loans on its balance sheet at cost, which approximates fair value due to the short duration of time between loan funding and subsequent sale. If, at any time, the Company determines that the fair value of any loan held for sale is less than its cost, an adjustment is made to carry such loans at fair value.

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

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(1)	Basis of Presentation and Significant Accounting Policies (Continued)

(e)	Loans and Allowance for Loan Losses (Continued)

The Company evaluates its loan portfolio in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. The process used to establish the allowance for loan losses considers, among other factors, whether the borrower is a mortgage, retail, equity line, or commercial customer. Generally, loans are reviewed and risk is graded among groups of loans with similar characteristics. Loans considered impaired, within the definition of SFAS No. 114, are individually evaluated for impairment and assigned a specific reserve. Under SFAS No. 114, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the payments of principal and interest according to the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the original contractual interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Impaired loans are excluded from loan grouping for the purposes of allocating an allowance to the group. The probable loss estimates for each loan group is based on historical loss experience adjusted for qualitative or environmental factors that may cause estimated credit losses to differ from historical losses.

The Company uses several factors to determine if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and the accumulation of related data. This data may include loan payment status, borrowers’ financial data and borrowers’ operating factors such as cash flows and operating income or loss.

The allowance for loan losses is established through a provision charged to income. The allowance is an amount that management believes will be adequate to absorb probable losses inherent in the loan portfolio based on the evaluations of the collectibility of loans, composition of the loan portfolio, and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio quality, review of specific problem loans, current economic conditions, and trends that may affect the borrowers’ ability to pay. It is possible that such factors in management’s evaluations of the adequacy of the allowance for loan losses will change and subsequent adjustments to the allowance may be necessary.

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

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower in accordance with the contractual terms of interest and principal.

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

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(1)	Basis of Presentation and Significant Accounting Policies (Continued)

(g)	Transfers and Servicing of Financial Assets

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. The rights to service loans for others (“MSRs”) are capitalized based on the allocated value determined when the underlying loans are sold and amortized over the estimated period that servicing income is expected to be received based on projections of the amount and timing of estimated future cash flows. MSRs are included in other assets on the Consolidated Statement of Financial Condition. Loan servicing income is recorded on the cash basis less the amortized amount for retained servicing rights and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

(h)	Other Real Estate Owned

Other real estate owned is recorded initially at the lower of the loan balance or estimated fair value of the property less estimated costs to sell at the date of foreclosure and subsequently reduced by additional allowances which are charged to earnings if the estimated fair value declines below its initial value plus any capitalized costs. Costs related to the improvement of the property are capitalized if recoverable, whereas those related to holding the property are expensed.

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

(j)	Intangible Assets

The Company’s investment in intangible assets consists of goodwill and a core deposit intangible resulting from the acquisitions of Lumina Mortgage Company, Inc. in 2002 and Bank of Jefferson in 2007. The balance of goodwill and the core deposit intangible was $5,488 and $304, respectively, at December 31, 2007 and $1,462 and $0, respectively, at December 31, 2006. The core deposit intangible is amortized on a straight-line basis over a ten-year life based on a historical study of attrition of core deposits. Amortization of the core deposit intangible amounted to $16, $0, and $0 for the years ended December 31, 2007, 2006, and 2005, respectively.

Goodwill is not amortized but is tested for impairment annually or more often if an event or circumstance indicates that a decline in the value of the reporting unit may exist. Examples of such events or circumstances include adverse changes in legal factors, business climate, unanticipated competition, change in regulatory environment, or loss of key personnel. Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and a second step of the impairment test will be performed. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of a reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses. Based on our evaluations, goodwill is not impaired.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(1)	Basis of Presentation and Significant Accounting Policies (Continued)

(k)	Income Taxes

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

In 1998, the Company’s shareholders approved and adopted the 1998 Stock Option & Incentive Plan (the “Plan”) which authorized the Board of Directors to grant up to 652,500 stock options to employees, officers and directors of the Company. Options granted under the Plan can have a term of up to ten years from the date of grant. However, in the case of an employee who owns shares representing more than 10% of the outstanding common stock at the time an incentive stock option (“ISO”) is granted, the term of such ISO shall not exceed five years. Vesting of options is determined at the time of grant and ranges from immediate to ten years. Options under this plan must be granted at a price that shall be the closing price on such exchange for the prior day or, if no such sale exists, shall be the mean between the bid and asked price. In the case of the employee who owns shares representing more than 10% of the Company’s outstanding shares of common stock at the time the ISO is granted, the exercise price shall not be less than 110% of the closing price of the optioned shares at the time the ISO is granted.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Company granted 15,000 and 69,300 options with an average fair value of $4.20 and $4.60 in 2007 and 2005, respectively, after giving effect to the 3-for-2 stock split discussed in Note 1. No options were granted in 2006. The Company recognized a stock-based compensation charge against income of $16 and $0 for the years ended 2007 and 2006, respectively.

The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company’s stock price over the expected term of the options. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. The significant weighted average assumptions used for options granted in 2007 are as follows: expected volatility of 21.75%; risk-free interest rate of 4.06%; dividend yield of 1.41%; and expected lives of 8 years.

Cash received from options exercised under the Plan was $184, $139, and $51 for the years ended 2007, 2006, and 2005, respectively. The actual tax benefit in stockholders equity realized for the tax deductions from the options exercised was $171, $76 and $25 for the years ended 2007, 2006, and 2005, respectively.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(1)	Basis of Presentation and Significant Accounting Policies (Continued)

(l)	Stock-Based Compensation (Continued)

A summary of option activity under the Plan as of December 31, 2007 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	337,425	$8.98
Exercised	41,262	4.91
Expired	3,000	9.75
Granted	15,000	14.32

Outstanding at December 31, 2007	308,163	$9.77	5.33	$626

Exerciseable at December 31, 2007	296,163	$9.59	5.15	$655

For the years ended December 31, 2007, 2006, and 2005, the intrinsic value of options exercised was $466, $811, and $222, respectively.

A summary of activity of nonvested options as of December 31, 2007 and changes during the year then ended is presented below:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2006	—	$—
Granted	15,000	4.20
Expired	—	—
Vested	3,000	4.20

Nonvested at December 31, 2007	12,000	$4.20

The total fair value of options contractually vested was $13, $0, and $319 for the years ended December 31, 2007, 2006, and 2005, respectively.

Compensation costs of nonvested options will be recognized over the vesting period as follows:

Compensation Expense
2008	$13
2009	13
2010	13
2011	8

$47

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(1)	Basis of Presentation and Significant Accounting Policies (Continued)

(l)	Stock-Based Compensation (Continued)

The following illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 in 2005:

2005
Net income, as reported	$5,502
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(262)

Proforma net income	$5,240

Earnings per share:
Basic- as reported	$0.85

Basic- proforma	$0.81

Diluted- as reported	$0.84

Diluted- proforma	$0.80

(m)	Comprehensive Income

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

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(1)	Basis of Presentation and Significant Accounting Policies (Continued)

(o)	Secondary Investors Net Worth Requirements

Lumina is subject to various capital requirements in connection with agreements entered into with secondary market investors. These minimum capital requirements are imposed on the capital of Lumina, the Bank and its subsidiaries, or the consolidated Company, depending on the agreement with the investor. Failure to maintain minimum capital requirements could result in Lumina’s inability to originate and sell loans to the respective investor and, therefore, could have a direct material effect on the Company’s financial statements. Management believes, as of December 31, 2007 and 2006, that the Company met all capital requirements to which Lumina is subject.

Actual capital amounts and the minimum amounts required for capital adequacy purposes by significant investors at December 31, 2007, are as follows:

	Actual Capital	Minimum Capital Requirements
HUD	$483	$250
Countrywide	74,385	400
JP Morgan Chase	80,461	250
Amtrust	74,385	—

(p)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS No. 157 is effective for the Company on January 1, 2008. However, in February 2008, the FASB issued FASB Staff Position 157-b (“FSP 157-b”), which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-b partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for items within the scope of FSP 157-b. The Company will adopt SFAS 157 on January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP 157-b. The partial adoption of SFAS 157 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, EITF 06-4 would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The implementation of

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(1)	Basis of Presentation and Significant Accounting Policies (Continued)

(p)	Recent Accounting Pronouncements (Continued)

EITF 06-4 on January 1, 2008 is expected to result in an adjustment to the carrying value of liabilities with an offsetting adjustment to the opening balance of retained earnings of approximately $1,048. The Company also expects an annual charge in 2008 of approximately $161 from the adoption of EITF 06-4.

In November 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 supercedes Staff Accounting Bulletin No. 105 by requiring the expected net future cash flows related to servicing a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. This bulletin is effective on a prospective basis for fiscal years beginning after December 15, 2007. The Company has evaluated this bulletin and does not believe it will have a material effect on the Company’s consolidated financial statements.

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

We adopted SAB 108 during the quarter ended December 31, 2006 and elected to use the cumulative effect transition method in connection with the preparation of our financial statements. The following table summarizes the effects of applying the guidance in SAB 108:

	Period in which the misstatement originated (1)
	Cumulative prior to January 1, 2005	Year ended December 31, 2005	Adjustment recorded as of January 1, 2006
Accrued expenses and other liabilities (2)	$102	$142	$244
Deferred income taxes (3)	(39)	(55)	(94)

Impact on net income (4)	$63	$87

Retained earnings (5)			$150

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(1)	Basis of Presentation and Significant Accounting Policies (Continued)

(p)	Recent Accounting Pronouncements (Continued)

(1)	We quantified these errors under the roll-over method and concluded that they were immaterial both individually and in the aggregate.

(2)	We were not recognizing rent expense for several leases using the straight-line method. As a result of this error, our occupancy and equipment expense was understated by $102 (cumulatively) in fiscal years beginning prior to January 1, 2005 and by $142 in fiscal year ended December 31, 2005.

(3)	As a result of the lease misstatement described, our provision for income taxes was overstated $39 (cumulatively) in fiscal years beginning prior to January 1, 2005 and by $55 in fiscal year ending December 31, 2005.

(4)	Represents the net overstatement of net income for the indicated periods resulting from these misstatements.

(5)	Represents the net reduction to retained earnings recorded as of January 1, 2006 to record the initial application of SAB 108.

SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of SFAS No. 140”, requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits (but does not require) subsequent measurement of servicing assets and liabilities at fair value. The adoption of this statement on January 1, 2007 did not have a material effect on the Company’s consolidated financial statements.

The Company adopted the FASB’s Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not to be sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations and unrecognized tax benefits, which were immaterial, at December 31, 2007 and 2006. The Company classifies interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statement of operations and interest and penalties recognized in 2007, 2006, and 2005 were immaterial. The Company’s 2004, 2005, and 2006 federal tax returns and 2005 and 2004 state tax returns are subject to examination by federal and state tax authorities.

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

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(2)	Securities

Securities as of December 31, 2007 and 2006 are summarized as follows:

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Securities available for sale:
U.S. Government and agency securities	$35,479	$261	$6	$35,734
Mortgage-backed securities	5,389	40	353	5,076

Total	$40,868	$301	$359	$40,810

Securities held to maturity:
U.S. Government and agency securities	$2,992	$43	$—	$3,035
Mortgage-backed securities	1,520	1	24	1,497

Total	$4,512	$44	$24	$4,532

Grand total	$45,380	$345	$383	$45,342

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Securities available for sale:
U.S. Government and agency securities	$34,198	$—	$597	$33,601
Mortgage-backed securities	4,906	33	169	4,770
Marketable equity securities	4,975	5	—	4,980

Total	$44,079	$38	$766	$43,351

Securities held to maturity:
Mortgage-backed securities	$1,738	$—	$57	$1,681

Total	$1,738	$—	$57	$1,681

	$45,817	$38	$823	$45,032

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(2)	Securities (continued)

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2007:

	2007
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. Government and agency securities	$—	$—	$4,992	$6	$4,992	$6
Mortgage-backed securities	—	—	2,794	353	2,794	353

Total	$—	$—	$7,786	$359	$7,786	$359

Securities held to maturity:
Mortgage-backed securities	$—	$—	$1,455	$24	$1,455	$24

Total	$—	$—	$1,455	$24	$1,455	$24

Grand total	$—	$—	$9,241	$383	$9,241	$383

At December 31, 2007, securities temporarily impaired for 12 months or more consisted of one U.S. Government and agency security and three mortgage-backed securities. None of the impaired securities have premiums associated with them. The Company believes the impairment is temporary in nature since it results from the current interest rate environment, does not relate to the underlying credit quality of the issuers, and we have the intent and ability to hold these investments for a time necessary to recover their cost.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(2)	Securities (Continued)

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2006:

	2006
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. Government and agency securities	$3,722	$3	$29,879	$594	$33,601	$597
Mortgage-backed securities	69	—	3,185	169	3,254	169

Total	$3,791	$3	$33,064	$763	$36,855	$766

Securities held to maturity:
Mortgage-backed securities	$—	$—	$1,681	$57	$1,681	$57

Total	$—	$—	$1,681	$57	$1,681	$57

Grand total	$3,791	$3	$34,745	$820	$38,536	$823

The maturities of securities at December 31, 2007 are summarized as follows:

	Amortized Cost	Estimated Market Value
Held to maturity:
Due in one year or less	$998	$1,003
Due in one through five years	1,994	2,031
Mortgage-backed securities	1,520	1,498

Total	$4,512	$4,532

Available for sale:
Due in one year or less	$5,499	$5,498
Due in one through five years	29,980	30,236
Mortgage-backed securities	5,389	5,076

Total	$40,868	$40,810

Grand total	$45,380	$45,342

Expected maturities for mortgage-backed securities will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

The Company did not recognize any gains on sales of investment securities for the years ended 2007, 2006, and 2005.

Investment securities having an aggregate carrying value of $25,118 at December 31, 2007 were pledged to secure public funds on deposit. Investment securities having an aggregate carrying value of $506 at December 31, 2007 were pledged to secure repurchase agreements. Investment securities having an aggregate carrying value of $997 at December 31, 2007 were pledged to secure the Treasury tax and loan account with the Federal Reserve Bank.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(3)	Loans

Loans at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
Real estate:
Construction and land development	$222,207	$165,827
Mortgage:
One-to-four family residential	398,837	365,789
Multi-family residential	15,930	16,028
Commercial	122,744	161,015
Equity line	29,902	26,534
Other	713	366

Total real estate loans	790,333	735,559
Commercial, industrial, and agricultural	21,892	19,990
Consumer	9,870	8,048

Total gross loans	822,095	763,597
Unamortized net deferred fees	(1,991)	(2,199)

Total loans	$820,104	$761,398

The Company’s recorded investment in one-to-four family residential, multi-family residential, and commercial real estate loans presented above includes loans for vacant land in the amount of $123,537, $8,030, and $26,285, respectively, at December 31, 2007, and $99,834, $7,977, and $24,773, respectively, at December 31, 2006.

In the normal course of business, the Company originates loans to related parties. Related parties include directors, executive officers, principal shareholders of equity securities, or any associate of such persons. The activity with respect to related party loans is summarized below for the year ending December 31, 2007:

Balance at beginning of year	$11,149
New loans	2,893
Repayments	(6,364)
Parties no longer related	(3,476)

Balance at end of year	$4,202

Activity in the allowance for loan losses for the years ended December 31, 2007, 2006, and 2005 is summarized as follows:

	2007	2006	2005
Balance at beginning of year	$7,786	$6,763	$4,353
Provision for loan losses	1,450	2,235	2,485
Allowance acquired in purchase transactions	182	—	—
Loans charged-off	(660)	(1,219)	(84)
Recoveries	30	7	9

Balance at end of year	$8,788	$7,786	$6,763

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(3)	Loans (Continued)

The following is a summary of nonperforming loans at December 31, 2007 and 2006:

	2007	2006
Loans past due ninety days or more and still accruing interest	$3,560	$1,124
Nonaccrual loans	2,083	172

Total	$5,643	$1,296

At December 31, 2007, $1,661 of the recorded investment in loans considered impaired in accordance with SFAS No. 114 had a corresponding valuation allowance of $213. At December 31, 2006, $1,296 of the recorded investment in loans considered impaired in accordance with SFAS No. 114 had a corresponding valuation allowance of $162. The recorded investment in impaired loans with no corresponding valuation allowance was $3,982 and $0 at December 31, 2007 and 2006, respectively. For the years ended December 31, 2007 and 2006 the average recorded investment in impaired loans was $3,624 and $1,589, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not material.

In the normal course of business, the Company enters into off-balance sheet commitments to extend credit. The Company maintains the same credit policies in making off-balance sheet commitments as it does for its on-balance sheet instruments. Commitments to extend credit are agreements to lend which generally have fixed expiration dates or other termination clauses and may require a fee.

The following table summarizes the Company’s outstanding off-balance sheet commitments to extend credit at December 31, 2007 and 2006:

	2007	2006
Undisbursed portion of home equity lines of credit collateralized primarily by junior liens on one-to-four family properties	$49,617	$60,873
Other commitments and credit lines	45,182	48,383
Undisbursed portion of construction loans	82,419	88,722
Fixed-rate mortgage loan commitments	1,732	417
Adjustable-rate mortgage loan commitments	3,014	1,960
Available-for-sale mortgage loan commitments	2,420	4,245

Total	$184,384	$204,600

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

December 31, 2007, 2006 and 2005

(3)	Loans (Continued)

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $41,706 and $43,478 at December 31, 2007 and 2006, respectively. The carrying value of capitalized servicing rights is included in other assets. Changes in mortgage servicing rights capitalized for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Net mortgage servicing rights, beginning of year	$163	$208
Mortgage servicing rights, capitalized	33	32
Amortization of mortgage servicing rights	(78)	(77)

Net mortgage servicing rights, end of year	$118	$163

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

(4)	Premises and Equipment

Premises and equipment at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
Land	$2,814	$2,286
Buildings	11,680	10,423
Leasehold improvements	454	134
Furniture and equipment	8,399	8,583

Premises and equipment, gross	23,347	21,426
Less: accumulated depreciation and amortization	(10,738)	(10,989)

Premises and equipment, net	$12,609	$10,437

(5)	Deposits

Deposits at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
Demand	$43,013	$42,032
Checking with interest	32,782	32,116
Money market accounts	48,578	38,120
Savings	24,371	22,456
Time deposits of $100 or more	305,156	279,121
Other time deposits	260,992	248,047

Total	$714,892	$661,892

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(5)	Deposits (Continued)

At December 31, 2007, the scheduled maturities of time deposits were:

2008	$452,874
2009	106,034
2010	7,240

Total time deposits	$566,148

The aggregate amount of deposits that have been reclassified as loan balances was $118 and $146 at December 31, 2007 and 2006, respectively. At December 31, 2007, deposits received from related parties totaled $1,277.

(6)	Borrowed Funds

Borrowed funds consist of short-term borrowings and long-term obligations. The corresponding weighted average rates (“WAR”) at December 31, 2007 and 2006 are summarized as follows:

	2007	WAR	2006	WAR
Junior Subordinated Debentures	$15,464	5.74%	$15,464	5.74%
Advances from FHLB	123,000	4.40%	116,000	4.53%
Affordable Housing Program advances from FHLB	66	3.50%	72	3.50%
Advances for loans held for sale	2,991	6.79%	4,281	7.23%
Repurchase agreements	380	2.82%	204	4.42%

Total	$141,901		$136,021

The Trust was formed for the sole purpose of issuing trust preferred securities and investing the proceeds from the sale of such trust preferred securities in junior subordinated debentures. The debentures held by the Trust are the sole assets of the Trust. The Company owns 100% of the Trust’s outstanding common securities and unconditionally guarantees the Trust’s financial obligations. The debentures and the trust preferred securities bear an interest rate of 5.74% through August 2010, and thereafter bear an interest rate equal to 142 basis points over the three-month LIBOR (London Inter-Bank Offered Rate). The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will rank prior to trust common securities if, and so long as, the Company fails to make principal or interest payment on the debentures. Concurrently with the issuance of the debentures and the trust preferred securities, the Company entered into a Guaranty Agreement, dated August 30, 2005, related to the trust preferred securities for the benefit of the holders. The debentures and trust preferred securities each have 30-year lives and will each be callable by the Company or the Trust, at their option, after five years. The Company has the option to defer interest for up to five years on the debentures. The debentures qualify as Tier I capital under Federal Reserve Board guidelines. The junior subordinated debentures issued by Bankshares to the Trust are included in long-term obligations and Bankshares’ equity interest in the Trust is included in other assets.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(6)	Borrowed Funds (Continued)

Pursuant to a collateral agreement with the FHLB, advances are collateralized by all the Company’s FHLB stock and qualifying first mortgage loans. The balance of qualifying first mortgage loans as of December 31, 2007 was $229,442. This agreement with the FHLB provides for a line of credit up to 25% of the Bank’s assets. The maximum month end balances were $128,000, $123,000 and $105,000 during the years ended December 31, 2007, 2006, and 2005, respectively. Annual principal maturities of Federal Home Loan Bank advances for the years subsequent to December 31, 2007 are as follows:

2008	$15,000
2009	30,000
2010	25,000
2011	18,000
2012	20,000
2014	5,000
2015	5,000
2017	5,000

Total	$123,000

Affordable Housing Program advances are funds advanced by the FHLB for the Company to lend to borrowers who might not otherwise qualify for a home mortgage. These advances have an interest rate of 3.50% and mature at various times between November 2015 and June 2016.

Lumina borrows money on a short-term basis principally from another financial institution to fund its loans that are held for sale. The balance of this borrowing was $2,991 and $4,281 at December 31, 2007 and 2006, respectively. This borrowing is collateralized by mortgage loans held for sale. Advances are made on this borrowing to fund loans closed that will be held for sale. The rate paid on each advance differs depending on the term of each loan. The rates paid on the advances outstanding at December 31, 2007 ranged from 6.60% to 7.23%. When a loan is sold, the proceeds are used to repay the borrowing. Loans are usually sold within 60 days. This borrowing agreement provides for a maximum line of credit up to $10,000.

Cooperative enters into agreements with customers to transfer excess funds in a demand account into a repurchase agreement. Under the repurchase agreement, the Bank sells the customer an interest in securities that are direct obligations of the United States Government. The customer’s interest in the underlying security shall be repurchased by the Bank at the opening of the next banking day. The rate fluctuates weekly and is tiered, with the highest rate being 0.50% below the 90-day Treasury Bill.

(7)	Regulatory Matters and Capital Requirements

Bankshares and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require Bankshares and the Bank to maintain minimum amounts and ratios, as set forth in the following table. Management believes, as of December 31, 2007, that both Bankshares and the Bank meet all capital adequacy requirements to which they are subject.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(7)	Regulatory Matters and Capital Requirements (Continued)

As of December 31, 2007 and 2006, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table below as of December 31:

	2007	2006	Minimum Ratio to Maintain Well-Capitalized Status
			2007	2006
Risk-based capital:
Tier I capital	$74,705	$71,818
Total capital	83,493	79,604
Risk-adjusted assets	774,498	727,834
Quarterly average tangible assets	916,011	845,053
Tier I capital ratio	9.65%	9.87%	6.00%	6.00%
Total capital ratio	10.78%	10.94%	10.00%	10.00%
Leverage capital ratio	8.16%	8.50%	5.00%	5.00%

At December 31, 2007, the Company’s total Tier I capital, total capital, and leverage capital ratios were 9.61%, 10.74%, and 8.12%, respectively, as compared to 9.84%, 10.91%, and 8.47%, respectively, at December 31, 2006.

During 2005, Bankshares issued $15,464 in junior subordinated debentures that qualifies as Tier 1 capital. Of this amount, Bankshares invested $4,500 and $10,000 in the Bank during the years ended December 31, 2006 and 2005, respectively.

A liquidation account was established at the time of the Bank’s conversion to a stock institution in an amount equal to the total net worth of the Bank as of March 31, 1991. Each eligible deposit account holder is entitled to a proportionate share of this account in the event of a complete liquidation of the Bank, and only in such an event. This share will be reduced if the account holder’s eligible deposits fall below the amount on the date of record and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after the conversion in the related eligible deposit of an account holder. The liquidation account totaled $1,298 at December 31, 2007.

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

On April 11, 2006, the Company’s Board of Directors approved the freezing of the Bank’s qualified, noncontributory, defined-benefit, multi-employer retirement plan (the “Defined Benefit Plan”) effective July 1, 2006. The Defined Benefit Plan covers certain salaried employees and, prior to the freeze, benefits were based on years of service and the employee’s compensation during the last five years preceding retirement. There are 107 active salaried participants. In addition to the active participants, there are 17 participants receiving benefits and 43 terminated vested participants.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(8)	Benefit Plans (Continued)

Effective with the freeze, each active participant’s pension benefit will be determined based on the participant’s compensation and length of employment as of July 1, 2006. Compensation and employment after June 30, 2006 will not be considered. Under the Defined Benefit Plan, the Bank is required to contribute its share of total pension liability as determined by the plan administrator. Expenses related to the Defined Benefit Plan were $384, $884, and $761 for the years ended December 31, 2007, 2006, and 2005, respectively.

A Supplemental Retirement 401(k) Plan (the “401(k) Plan”) is maintained for employees of the Bank and Lumina. Employees are able to contribute the maximum deferral limit permitted by law. The Bank matches employee contributions up to a limit determined annually by the Board of Directors. The Board established the match at 50% up to the first 6% of the employee contribution through June 30, 2006 and for 2005. Effective July 1, 2006, the Board approved increasing the Bank’s match to 100% up to the first 6% of the employee contribution. Lumina does not match employee contributions to the 401(k).

The compensation expense incurred by the Bank for the 401(k) Plan was $379, $252, and $150 for the years ended December 31, 2007, 2006, and 2005, respectively.

In 2002, the Bank implemented a non-qualifying deferred compensation plan for certain key executive officers. The Bank has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Benefits for each officer participating in the plan accrue and vest during the period of employment, and are paid in monthly benefit payments over the participant’s life after retirement. The plan also provides for payment of disability or death benefits in the event a participating officer becomes permanently disabled or dies prior to attainment of retirement age. If the Bank has a change in control before the officer reaches age 65, the participating officer will be entitled to a benefit. Provisions of $119, $123, and $12 were expensed for future benefits to be provided under this plan for the years ended December 31, 2007, 2006, and 2005, respectively. The total liability under this plan was $605 and $487 at December 31, 2007 and 2006, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated statements of financial condition. During the first quarter of 2008, the Bank amended the deferred compensation plan with one of its executives, as described on the Current Report on Form 8-K filed with the SEC on January 4, 2008. As a result of this amendment, the Bank expects additional expenses of approximately $110 in 2008.

The Bank has entered into Director Retirement Agreements with each of its non-employee directors. Each agreement provides for a benefit of $19 annually for a period of ten years from retirement on or after reaching the normal retirement age of 72. The Director Retirement Agreements provide for a reduced lump sum payment in the event of termination, including a change of control, with the amount varying depending on the reason for the termination. In order to fund the benefits payable under the Director Retirement Agreements, the Bank has purchased life insurance policies on each director. The policies are designed to offset the program’s costs during the lifetime of the participant and to provide complete recovery of all the program’s costs at their death. Expenses related to these agreements were $75, $57, and $55 for the years ended 2007, 2006, and 2005, respectively. The total liability under these agreements was $321 and $260 at December 31, 2007 and 2006, respectively.

Bankshares and the Bank have each entered into separate Director Deferred Fee Agreements with each non-employee director. Interest on the amount deferred is credited at a rate of 10%. Commencing one month after retirement at or after age 72, each director will be entitled to receive the balance in his deferral account in 120 monthly installments. Under these agreements, in the event of a change in control, each director will be entitled to receive, in lump sum payments, the greater of his deferral account balances or $170 under his agreement with the Bank and $77 under his agreement with Bankshares. The total expense incurred by the Company for these agreements was $209, $209, and $189 for the years ended December 31, 2007, 2006, and 2005, respectively. The total liability under these agreements was $950 and $865 at December 31, 2007 and 2006, respectively.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(9)	Earnings Per Share

The following table presents net income available to common stockholders and the average number of shares outstanding for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Net income (In thousands)	$8,081	$7,640	$5,502

Shares for basic EPS	6,535,508	6,490,954	6,447,842
Dilutive effect of stock options	102,883	134,955	116,580

Shares for diluted EPS	6,638,391	6,625,909	6,564,422

On May 31, 2006 and January 19, 2005, the Company declared 3-for-2 stock splits, each in the form of a 50% stock dividend. All references to per share results and weighted average common and common equivalent shares outstanding have been adjusted to reflect the effect of the stock splits.

As of December 31, 2007, 2006, and 2005, there were 0, 0, and 69,300 options outstanding, respectively, after giving effect to the stock splits, that were antidilutive since the exercise price exceeds the average market price for the year. These options have been omitted from the calculations of the dilutive effect of stock options.

(10)	Income Taxes

Income tax expense consists of the following components for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Current tax expense:
Federal	$4,090	$4,145	$3,247
State	954	847	1,575

Total current tax expense	5,044	4,992	4,822

Deferred tax expense (benefit):
Federal	(306)	(562)	(649)
State	(141)	(102)	(415)

Total deferred tax benefit	(447)	(664)	(1,064)

Total tax expense	$4,597	$4,328	$3,758

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(10)	Income Taxes (Continued)

The components of the net deferred tax asset at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$3,402	$3,002
Deferred compensation	726	624
Unrealized loss on securities available for sale	22	280
Accrued lease liability	116	98
Net operating losses	33	—
Interest on nonaccrual loans	26	2

Total gross deferred tax assets	4,325	4,006

Deferred tax liabilities:
Deferred loan fees	(69)	(84)
FHLB stock	(3)	(6)
Premises and equipment	(544)	(448)
Tax amortization of goodwill	(194)	(146)
Fair market value adjustments due to acquisition	(89)	—
Prepaid expenses	(93)	(124)
Other	(2)	—

Total gross deferred tax liabilities	(994)	(808)

Net deferred tax asset	$3,331	$3,198

Reconciliations of income taxes computed at the statutory federal income tax rate (34%) to the provisions for income tax for the years ended December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005
Income taxes at federal tax rate	$4,311	$4,069	$3,148
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	537	492	766
Cash surrender value of bank-owned life insurance	(124)	(127)	(118)
Tax exempt securities	(68)	(73)	(73)
Other	(59)	(33)	35

Total	$4,597	$4,328	$3,758

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(10)	Income Taxes (Continued)

Retained earnings at December 31, 2007 and 2006 includes $5,170 representing pre-1988 tax bad debt reserve base year amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of accumulated tax earnings and profits, or other distributions, dissolution, liquidation or redemption of the Bank’s stock.

(11)	Parent Company Financial Information

Condensed financial information of Cooperative Bankshares, Inc., the parent company, at December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006, and 2005 is presented below:

Condensed Statements of Financial Condition

	2007	2006
Assets:
Cash	$44	$97
Equity investment in subsidiaries	80,925	73,296
Other Assets	328	326

	$81,297	$73,719

Liabilities and stockholders’ equity:
Junior subordinated debt	$15,464	$15,464
Other liabilities	656	632
Stockholders’ equity	65,177	57,623

	$81,297	$73,719

Condensed Statements of Operations

	2007	2006	2005
Dividends from subsidiary	$7,322	$1,547	$865
Equity in undistributed net income of subsidiary	1,702	6,988	4,986
Miscellaneous expenses	(943)	(895)	(349)

	$8,081	$7,640	$5,502

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(11)	Parent Company Financial Information (Continued)

Condensed Statements of Cash Flows

	2007	2006	2005
Operating Activities:
Net Income	$8,081	$7,640	$5,502
Equity in undistributed net income of subsidiary	(1,702)	(6,988)	(4,986)
Change in other assets	(2)	(111)	(15)
Change in other liabilities	22	46	114

Net cash provided by operating activities	$6,399	$587	$615

Investing activities:
Investment in Trust	—	—	(464)
Investment in Bank	(5,500)	(4,470)	(10,000)

Net cash used in investment activities	(5,500)	(4,470)	(10,464)

Financing activities:
Proceeds from issuance of common stock, net	184	139	51
Tax benefit of stock options exercised	171	76	25
Proceeds from long-term obligation	—	—	15,464
Cash dividends paid	(1,307)	(1,082)	(846)

Net cash provided (used) in financing activities	(952)	(867)	14,694

Increase (decrease) in cash and cash equivalents	(53)	(4,750)	4,845
Cash and cash equivalents, beginning of year	97	4,847	2

Cash and cash equivalents, end of year	$44	$97	$4,847

(12)	Fair Value of Financial Instruments

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents

The carrying amount is a reasonable estimate of fair value.

Securities

For investments in debt securities, fair values are based on quoted market prices or dealer quotes. For other securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(12)	Fair Value of Financial Instruments (Continued)

FHLB Stock

The carrying amount is a reasonable estimate of fair value.

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

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(12)	Fair Value of Financial Instruments (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006 are as follows:

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$13,793	$13,793	$17,015	$17,015
Securities:
Available for sale	40,810	40,810	43,351	43,351
Held to maturity	4,512	4,532	1,738	1,681
Loans held for sale	3,680	3,680	4,442	4,442
Loans, net	811,316	814,455	753,612	748,359
FHLB stock	7,085	7,085	6,715	6,715
Accrued interest receivable	5,003	5,003	4,467	4,467
Bank-owned life insurance	11,260	11,260	10,897	10,897
Financial liabilities:
Deposits	714,892	718,250	661,892	661,932
Borrowed funds	141,901	144,005	136,021	136,009
Accrued interest payable	588	588	480	480

(13)	Asset Sales

During November 2006, the Company sold an unoccupied branch office for $325. A gain of $276 was deferred because the Company financed the sale of this property. In March 2007, the Company realized a gain of $275 on the sale of this branch office because the principal balance of the loan that financed the sale of this branch was paid in full. There were no significant asset sales in 2007.

During December 2005, the Company sold an unoccupied branch office for $600. A gain of $428 was realized on the sale.

(14)	Leases

The Company has several noncancelable operating leases, primarily for office space and land, that expire over periods ranging from 2008 to 2027. These leases generally contain renewal options for periods ranging from two to five years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was $806, $774, and $632 during 2007, 2006, and 2005, respectively.

Future minimum lease payments under noncancelable operating leases as of December 31, 2007 are:

Year ending December 31:
2008	$611
2009	586
2010	579
2011	581
2012	565
After 2012	6,136

Total minimum lease payments	$9,058

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(15)	Legal Proceedings

In the normal course of business, the Company is involved in various legal proceedings. After consultation with legal counsel, management believes that any liability resulting from such proceedings will not be material to the financial statements.

(16)	Acquisitions

On July 2, 2007, the Company completed the acquisition of Bank of Jefferson, a South Carolina based bank operating one office in Jefferson, South Carolina. Bank of Jefferson was merged with Cooperative Bank effective at the close of business on August 31, 2007. This acquisition extends the Company’s footprint into South Carolina and allows for branching opportunities in the Grand Strand area.

Pursuant to the terms of the acquisition, the Company purchased 100% of the outstanding stock of Bank of Jefferson in an all-cash transaction. The aggregate purchase price was $5,644 including $144 of direct transaction costs.

The acquisition transaction has been accounted for using the purchase method of accounting for business combinations and, accordingly, the assets and liabilities acquired from Bank of Jefferson were recorded based on estimated fair values as of July 2, 2007, with the estimate of goodwill being subject to possible adjustment during the one-year period beginning on that date. Goodwill will not be amortized but will be tested for impairment in accordance with the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Of the goodwill booked, $207 is expected to be deductible for income tax purposes. The Company’s consolidated financial statements include the results of operations of Bank of Jefferson since July 2, 2007.

The estimated fair values of assets acquired and liabilities assumed in conjunction with the acquisition of Bank of Jefferson, based on the information currently available, are as follows:

Cash and cash equivalents	$3,037
Investment securities, held to maturity	4,032
Loans, net	6,515
Premises and equipment	79
Goodwill	4,026
Core deposit intangible	320
Other assets	159
Other real estate owned	236

Total assets acquired	18,404
Deposits	(12,280)
Other liabilities	(480)

Total liabilities asssumed	(12,760)
Net assets acquired	$5,644

The core deposit intangible will be amortized on the straight line basis over a ten-year life. The amortization method and valuation of the core deposit intangible are based upon a historical study of the deposits acquired. Premiums and discounts that resulted from recording Bank of Jefferson’s assets and liabilities at their respective fair value are being amortized using methods that approximate an effective yield over the life of the assets and liabilities. The net amortization increased net income before taxes by $21 for the year ended December 31, 2007.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(16)	Acquisitions (Continued)

The following unaudited pro forma financial information presents the combined results of operations of the Company and Bank of Jefferson as if the acquisition had occurred as of the beginning of the earliest period presented, after giving effect to certain adjustments, including amortization of the core deposit intangible and fair value premiums and discounts:

	2007	2006	2005
Net interest income	$29,471	$29,007	$23,923
Non-interest income	5,012	5,267	6,128

Total revenue	34,483	34,274	30,051
Provision for loan losses	1,572	2,295	2,608
Acquisition related charges	542	—	—
Other non-interest expense	20,261	19,858	18,137

Income before taxes	12,108	12,121	9,306
Income tax expense	4,551	4,384	3,763

Net income	$7,557	$7,737	$5,543

Net income per common share:
Basic	$1.16	$1.19	$0.86
Diluted	$1.14	$1.17	$0.84

Acquisition-related charges in the above table represent one-time costs associated with the acquisition and integration of the operation of the Company and Bank of Jefferson and do not represent ongoing costs of the fully integrated combined organization. These costs include system integration costs of $209 and professional, consulting, and investment banker costs of $333.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

For information concerning the Board of Directors, the identification of the Audit Committee and the audit committee financial expert, the information contained under the sections captioned “Proposal I — Election of Directors” and “Corporate Governance” in the Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. For information concerning the Company’s executive officers, the information contained under the caption “Executive Officers” under Part I of this Form 10-K is incorporated herein by reference.

Code of Ethics

The Company has adopted a written Code of Ethics, which applies to the Company’s directors, officers and employees, including its principal and executive officer and senior financial officer and it is posted on our website at www.coop-bank.com. The Company intends to disclose any changes or waivers from our Code of Ethics applicable to any senior financial officers on our website or in a Current Report on Form 8-K. A copy of the Code of Ethics is available, without charge, upon written request to Linda Hopkins, Corporate Secretary, Cooperative Bankshares, Inc., 201 Market Street, Wilmington, North Carolina 28401.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the cover page to this Annual Report on Form 10-K and the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated by reference.

Item 11.	Executive Compensation

The information contained under the sections captioned “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” and “Personnel Committee Report” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge of any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2007 with respect to the Company’s equity compensation plans.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants & rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	308,163	$9.77	111,890
Equity compensation plans not approved by security holders	—	—	—

Total	308,163	$9.77	111,890

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Transactions with Related Persons” in the Proxy Statement. The information required by this item with respect to Director Independence is incorporated herein by reference to the section captioned “Proposal I—Election of Directors” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the sections captioned “Proposal 4—Ratification of Independent Registered Public Accounting Firm” and “Audit and Non-Audit Fees” in the Proxy Statement.

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

No.	Description
3.1(1)	Articles of Incorporation
3.2(2)	Articles of Amendment to Articles of Incorporation
3.3(3)	Bylaws, as amended
10.1(4)	Cooperative Bankshares, Inc. 1998 Stock Option and Incentive Plan*
10.2(5)	Employment Agreement with Frederick Willetts, III*
10.3(6)	Form of Change of Control Agreement between the Bank, Todd L. Sammons, O. C. Burrell, Jr., and Dickson B. Bridger*
10.4(6)	Form of Split Dollar Agreements, as amended, between the Bank, Fredrick Willetts, III, and O. C. Burrell, Jr.*
10.5(6)	Form of Supplemental Life Insurance Agreements between the Bank, Todd L. Sammons, and Dickson B. Bridger*
10.6(1)	Indemnity Agreement with Directors and Executive Officers*
10.7(7)	Director Retirement Agreements between Cooperative Bank and Each Non-Employee Director of Cooperative Bank*
10.8(7)	Director Deferred Fee Agreements between Cooperative Bankshares, Inc. and each Director of the Company*
10.9(7)	Director Deferred Fee Agreements between Cooperative Bank and Each Non-Employee Director of Cooperative Bank*
10.10(7)	Executive Indexed Retirement Agreements between Cooperative Bank and Frederick Willetts, III and O. C. Burrell, Jr.*
10.11(8)	Advances and Security Agreement, dated November 23, 2004, between Cooperative Bank and the Federal Home Loan Bank of Atlanta and related Joinder Agreement*
10.12(6)	Form of Incentive Stock Option Award Agreement*
10.13(6)	Form of Non-Incentive Stock Option Award Agreement*
10.14(9)	Management Incentive Plan*
10.15(10)	Supplemental Executive Retirement Agreement between Cooperative Bank and Frederick Willetts, III*
11	Statement re: computation of per share earnings - Reference is made to Note 9 of the Company’s Consolidated Statements of Operations
21	Subsidiaries
23	Consent of Dixon Hughes PLLC
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350

*	Management contract or compensatory plan, contract, or arrangement.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Reg. No. 33-79206).
(2)	Incorporated by reference to the Registrant’s Proxy Statement filed with the SEC on March 31, 2005.
(3)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the SEC on November 19, 2007.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-92219).
(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 13, 2007.
(6)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on March 27, 2006.
(7)	Incorporated by reference to the exhibits to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001.
(8)	Incorporated by reference to the exhibits to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 9, 2007.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on January 4, 2008.

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

COOPERATIVE BANKSHARES, INC.

Date: March 13, 2008	By:	/s/ Frederick Willetts, III
Frederick Willetts, III
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Frederick Willetts, III	Date:	March 13, 2008
Frederick Willetts, III
President, Chief Executive Officer and Chairman
(Principal Executive Officer and Director)

By:	/s/ Todd L. Sammons	Date:	March 13, 2008
Todd L. Sammons
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Paul G. Burton	Date:	March 13, 2008
Paul G. Burton
(Director)

By:	/s/ F. Peter Fensel, Jr.	Date:	March 13, 2008
F. Peter Fensel, Jr.
(Director)

By:	/s/ James D. Hundley	Date:	March 13, 2008
James D. Hundley
(Director)

By:	/s/ H. Thompson King, III	Date:	March 13, 2008
H. Thompson King, III
(Director)

By:	/s/ R. Allen Rippy	Date:	March 13, 2008
R. Allen Rippy
(Director)

By:	/s/ O. Richard Wright, Jr.	Date:	March 13, 2008
O. Richard Wright, Jr.
(Director)