Form 10-Q
period 2008-03-31
COOPERATIVE BANKSHARES INC
filed 2008-05-09
CIK 923529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 28, 2008, there were issued and outstanding 6,584,256 shares of the registrant’s Common Stock.

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(In thousands, except per share data)	March 31, 2008	December 31, 2007*
	(Unaudited)
Assets
Cash and due from banks, noninterest-bearing	$13,354	$9,883
Interest-bearing deposits in other banks	3,758	3,910

Total cash and cash equivalents	17,112	13,793

Securities:
Available for sale (amortized cost of $45,652 at March 31, 2008 and $40,868 at December 31, 2007)	45,751	40,810
Held to maturity (estimated market value of $4,519 at March 31, 2008 and $4,532 at December 31, 2007)	4,449	4,512
FHLB stock	7,925	7,085
Loans held for sale	4,279	3,680

Loans	844,067	820,104
Less allowance for loan losses	9,425	8,788

Net loans	834,642	811,316

Other real estate owned	4,549	5,924
Accrued interest receivable	4,463	5,003
Premises and equipment, net	13,232	12,609
Intangible assets	5,784	5,792
Other assets	16,009	16,299

Total assets	$958,195	$926,823

Liabilities and Stockholders’ Equity

Deposits	$728,639	$714,892
Short-term borrowings	24,778	18,371
Escrow deposits	654	522
Accrued interest payable	591	588
Accrued expenses and other liabilities	5,163	3,743
Long-term obligations	133,528	123,530

Total liabilities	893,353	861,646

Stockholders’ equity:
Preferred stock, $1 par value: 3,000 shares authorized, no shares issued and outstanding at March 31, 2008 or December 31, 2007	—	—
Common stock, $1 par value: 14,000 shares authorized, 6,580 and 6,554 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	6,580	6,554
Additional paid-in capital	3,408	3,240
Accumulated other comprehensive income (loss)	60	(36)
Retained earnings	54,794	55,419

Total stockholders’ equity	64,842	65,177

Total liabilities and stockholders’ equity	$958,195	$926,823

Book value per common share	$9.85	$9.94

*	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2008	2007
Interest and dividend income:
Loans	$14,547	$14,798
Securities	609	509
Other	34	65
Dividends on FHLB stock	106	94

Total interest and dividend income	15,296	15,466

Interest expense:
Deposits	7,355	6,766
Short-term borrowings	174	244
Long-term obligations	1,476	1,271

Total interest expense	9,005	8,281

Net interest income	6,291	7,185
Provision for loan losses	855	300

Net interest income after provision for loan losses	5,436	6,885

Noninterest income:
Gain on sale of loans	476	293
Service charges and fees on loans	125	110
Deposit-related fees	549	498
Gain on disposal of premises and equipment	3	275
Earnings on bank-owned life insurance	89	92
Other income, net	62	59

Total noninterest income	1,304	1,327

Noninterest expense:
Compensation and fringe benefits	3,259	3,105
Occupancy and equipment	1,028	960
Professional and consulting fees	238	177
Advertising	142	143
Other	962	527

Total noninterest expense	5,629	4,912

Income before income taxes	1,111	3,300
Income tax expense	359	1,197

Net income	$752	$2,103

Net income per common share:
Basic	$0.11	$0.32
Diluted	$0.11	$0.32

Weighted average common shares outstanding:
Basic	6,567	6,515
Diluted	6,610	6,639

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands, except per share data)	Common Stock $1 Par Value*	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2007	$6,554	$3,240	$(36)	$55,419	$65,177
Adjustment from adoption of EITF 06-4	—	—	—	(1,048)	(1,048)
Exercise of stock options	26	102	—	—	128
Tax benefit of stock options exercised	—	63	—	—	63
Other comprehensive income, net of taxes	—	—	96	—	96
Net income	—	—	—	752	752
Stock-based compensation	—	3	—	—	3
Cash dividends declared ($.05 per share)	—	—	—	(329)	(329)

Balance, March 31, 2008	$6,580	$3,408	$60	$54,794	$64,842

*	Since par value per share is $1, the dollar amounts in the common stock column are equal to the number of common shares.

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2008	2007
Net income	$752	$2,103
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion and amortization	7	(4)
Depreciation	268	256
Gain on sale of loans	(476)	(293)
Deferred tax benefit	(217)	(85)
Gain on disposal of premises and equipment	(3)	(275)
Gain on sales of other real estate owned	—	(8)
Valuation losses on other real estate owned	314	—
Provision for loan losses	855	300
Proceeds from sales of loans	26,621	24,866
Loan originations held for sale	(26,744)	(25,791)
Earnings on bank-owned life insurance	(89)	(92)
Stock-based compensation	3	—
Changes in assets and liabilities:
Accrued interest receivable	453	7
Other assets	535	57
Accrued interest payable	3	16
Accrued expenses and other liabilities	290	782

Net cash provided by operating activities	2,572	1,839

Purchases of securities available for sale	(19,910)	(5,494)
Proceeds from maturity of securities available for sale	15,000	6,475
Repayments of mortgage-backed securities available for sale	120	151
Repayments of mortgage-backed securities held to maturity	65	67
Purchases of FHLB stock	(2,370)	(1,091)
Proceeds from redemption of FHLB stock	1,530	1,125
Loan originations, net of principal repayments	(22,890)	(2,923)
Proceeds from disposals of foreclosed real estate	1	87
Net expenditures on foreclosed real estate	(9)	—
Purchases of premises and equipment	(1,007)	(1,620)
Proceeds from sales of premises and equipment	119	—

Net cash used in investing activities	(29,351)	(3,223)

Net increase in deposits	13,749	3,247
Net proceeds (repayments) on short-term borrowings	1,407	(1,140)
Repayments on long-term obligations	(2)	(1)
Proceeds from long-term obligations	15,000	123
Proceeds from issuance of common stock, net	128	15
Dividends paid	(328)	(326)
Net change in escrow deposits	81	203
Tax benefit of stock options exercised	63	14

Net cash provided by financing activities	30,098	2,135

Increase in cash and cash equivalents	3,319	751

Cash and cash equivalents:
Beginning of period	13,793	17,015

End of period	$17,112	$17,766

(Continued)

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

	Three Months Ended March 31,
(In thousands)	2008	2007
Cash paid for:
Interest	$9,002	$8,265
Income taxes	5	180
Summary of noncash investing and financing activities:
Transfer from recorded investment in loans to other real estate owned	2,997	—
Unrealized gains on securities available for sale, net of taxes	96	110
Loans to facilitate the sale of other real estate owned	4,285	—
Long-term obligations reclassified to short-term borrowings	5,000	5,000
Short-term borrowings reclassified to long-term obligations	—	5,000

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements

1.	Accounting Policies: The significant accounting policies followed by Cooperative Bankshares, Inc. (“Bankshares”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management’s opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary under all circumstances and should be read in conjunction with the consolidated financial statements and notes thereto included in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2008. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

2.	Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts and transactions of Bankshares, its wholly owned subsidiary, Cooperative Bank (the “Bank”), and the Bank’s wholly owned subsidiary, Lumina Mortgage Company, Inc. (“Lumina”). Bankshares, the Bank, and Lumina are collectively referred to herein as the “Company.” All significant intercompany transactions have been eliminated. Bankshares wholly owns Cooperative Bankshares Capital Trust I (the “Trust”), which is not consolidated in these financial statements due to the Company’s adoption of FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.”

All information in the “Notes to Consolidated Financial Statements” has been presented in thousands, except percentage, time period, and per share data.

3.	Earnings Per Share: Basic earnings per share (“basic EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share (“diluted EPS”) is calculated by dividing net income by the sum of the weighted average number of common shares outstanding and potential common stock. Potential common stock consists of additional common stock that would have been outstanding as a result of the exercise of dilutive stock options. In determining the number of shares of potential common stock, the treasury stock method was applied by the Company. This method assumes that the number of shares issuable upon exercise of stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise.

The following table presents net income available to common stockholders and the average number of shares outstanding for the periods below:

	Three Months Ended March 31,
	2008	2007
Net income	$752	$2,103

Shares for basic EPS	6,567	6,515
Dilutive effect of stock options	43	124

Shares for diluted EPS	6,610	6,639

For the three-month period ended March 31, 2008, there were 148 options that were antidilutive because the exercise price of those options exceeded the average market price of the Company’s common stock. There were no options outstanding that were antidilutive for the three-month period ended March 31, 2007.

4.	Comprehensive Income: Comprehensive income includes net income and all other changes to the Company’s equity, with the exception of transactions with shareholders (“other comprehensive income”). The Company’s only components of other comprehensive income relate to unrealized gains and losses on available for sale securities.

The following table sets forth the components of other comprehensive income and total comprehensive income for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Net income	$752	$2,103

Other comprehensive income:
Unrealized gain on available for sale securities	157	179
Income tax expense	(61)	(69)

Other comprehensive income	96	110

Comprehensive income	$848	$2,213

5.	Stock-Based Compensation: Bankshares had a stock option plan in effect at March 31, 2008 and recognized related costs in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”). Bankshares did not issue any options in 2008 and issued 15 options in 2007. Option related compensation cost for the three months ended March 31, 2008 and 2007 was $3 and $0, respectively.

The following table presents information related to Bankshares’ stock option plan as of March 31, 2008 and changes during the three-month period then ended:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	308	$9.77
Exercised	26	4.91
Expired	7	12.71
Granted	—	—

Outstanding at March 31, 2008	275	$10.15	5.53	$201

Exerciseable at March 31, 2008	263	$9.96	5.35	$242

For the three months ended March 31, 2008 and 2007, the intrinsic value of options exercised was $187 and $35, respectively.

6.

Fair Value: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. However, in February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for items within the scope of FSP 157-2. The Company adopted SFAS 157 on January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP 157-2. The partial adoption of SFAS 157 did not have a significant impact on the Company’s consolidated financial statements.

Beginning January 1, 2008, the Company was able to prospectively elect to apply SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The Company has evaluated this statement and has elected not to apply the fair value option for any financial asset or liabilities at this time.

Under SFAS 157, the Company groups assets and liabilities at fair value into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices. Level 1 securities include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include mortgage-backed securities, bonds, and preferred stock issued by government sponsored entities.

As a part of its normal business operations, the Company originates mortgage loans that have been approved by secondary investors. The terms of the loans are set by the secondary investors and are transferred within several weeks of the Company initially funding the loan. Between the initial funding of the loans by the Company and the subsequent purchase by the investor, the Company carries the loans on its balance sheet at cost, which approximates fair value due to the short duration of time between loan funding and subsequent sale. If, at any time, the Company determines that the fair value of any loan held for sale is less than its cost, an adjustment is made to carry such loans at fair value. The fair value of loans held for sale is based on the price secondary market investors are currently offering for loans with similar characteristics. Therefore, the Company classifies loans available for sale subject to nonrecurring fair value adjustments as Level 2.

The Company does not record loans at fair value on a recurring basis. However, loans considered impaired, within the definition of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” are individually evaluated for impairment. Under SFAS No. 114, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the payments of principal and interest according to the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the original contractual interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

The Company records written loan commitments at fair value on a recurring basis in accordance with Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” These assets are classified as recurring Level 3.

Other real estate owned is recorded initially at the lower of the loan balance or estimated fair value of the property less estimated costs to sell at the date of foreclosure and subsequently reduced by additional allowances which are charged to earnings if the estimated fair value declines below its initial value plus any capitalized costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Goodwill is not amortized but is tested for impairment annually or more often if an event or circumstance indicates that a decline in the value of the reporting unit may exist. Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and a second step of the impairment test will be performed. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of a reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value. The Company classifies goodwill subject to nonrecurring fair value adjustments as Level 3.

The table below presents the recorded investment in assets measured at fair value on a recurring basis. No liabilities are recorded at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Securities available for sale	$45,751	$510	$45,241	$—
Written loan commitments	116	—	—	116

Total assets at fair value	$45,867	$510	$45,241	$116

The table below presents the recorded investment in assets measured at fair value on a nonrecurring basis. Nonperforming loans, which are measured at lower of cost or market, include all nonperforming loans, regardless of whether they have been valued at cost or fair value. Of our recorded investment in Level 2 and Level 3 nonperforming loans, the Company maintains a corresponding valuation allowance in the amounts of $300 and $406, respectively. No liabilities are recorded at fair value on a nonrecurring basis.

	Total	Level 1	Level 2	Level 3
Loans held for sale	$4,279	$—	$4,279	$—
Nonperforming loans	8,778	—	5,898	2,880
Other real estate owned	4,549	—	2,633	1,916
Goodwill	5,488	—	—	5,488

Total assets at fair value	$23,094	$—	$12,810	$10,284

7.	Recent Accounting Pronouncements: In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirement of Statement No. 133 for derivative instruments and hedging activities to provide users of financial statements with an enhanced understanding of the derivative instrument’s purpose, how it is accounted for, and its impact on the financial statements. This statement is effective for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company has chosen not to early adopt the provision of SFAS 161. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s consolidated financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, EITF 06-4 would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. The Company’s adoption of EITF 06-4 on January 1, 2008 resulted in an adjustment to the carrying value of liabilities with an offsetting adjustment to the opening balance of retained earnings of $1,048. Related compensation cost for the three months ended March 31, 2008 was $40.

In November 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 supersedes Staff Accounting Bulletin No. 105 by requiring that the expected net future cash flows related to servicing a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Due to the adoption of SAB 109 on January 1, 2008, the Company recognized a gain on sale of loans of $116 for the three months ended March 31, 2008.

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

8.	Subsequent Event: On April 25, 2008, the Company’s stockholders approved the Cooperative Bankshares, Inc. Stock-Based Retirement Plan (the “Plan”). The Plan was approved by the Company’s Board of Directors on February 20, 2008. The Plan is being implemented to allow directors who currently maintain a director retirement agreement with the Bank to make a one-time irrevocable election to substitute their benefit under their director retirement agreement with a benefit under the Plan. All directors serving on the Company’s Board of Directors as of April 25, 2008, the effective date of the Plan, are eligible to participate. Directors electing to substitute their benefits may elect to transfer the value of their accrued benefit under their director retirement agreement to a trust established for the Plan. This election must be made on or before May 25, 2008.

As of April 24, 2008, the Company’s directors had $191,324 in the aggregate accrued under their director retirement agreements with the Bank. If all of the directors elect to substitute their director retirement agreements with benefits under the Plan, based on the Company’s stock closing price of $9.93 per share on April 24, 2008, 19,268 shares of Company common stock would be held in the Plan trust. As of May 2, 2008, no directors have notified the Company of their election to participate in the Plan. For additional information regarding the Plan, see the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2008.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report, as well as other written communications made from time to time by Cooperative Bankshares, Inc. and subsidiaries, and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections, such as earnings projections, necessary tax provisions, and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements may be identified by the use of such words as “intend,” “believe,” “expect,” “should,” “planned,” “estimated” and “potential.” For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA. The Company’s ability to predict future results is inherently uncertain and the Company cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. These factors include, among others, changes in market interest rates and general and regional economic conditions, changes in government regulations, changes in accounting principles, and the quality or composition of the loan and investment portfolios. Additional factors that may affect our results are discussed under “Item 1A Risk Factors” in the Company’s Quarterly Reports on Form 10-Q and in its Annual Report on Form 10-K, each filed with the Securities and Exchange Commission (the “SEC”), which are available at the SEC’s website (www.sec.gov) and to which reference is hereby made. These factors should be considered in evaluating the forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date of those documents. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. Except to the extent required by applicable law or regulation, the Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

General

Cooperative Bankshares, Inc. (“Bankshares”) is a registered bank holding company incorporated in North Carolina in 1994. Bankshares is the parent company of Cooperative Bank (the “Bank”), a North Carolina chartered commercial bank headquartered in Wilmington, North Carolina. Cooperative Bank was chartered in 1898. As of March 31, 2008, the Bank provided financial services through twenty three offices in Eastern North Carolina and two offices in South Carolina.

The Bank’s subsidiary, Lumina Mortgage Company, Inc. (“Lumina”), is a mortgage banking firm originating and selling residential mortgage loans through three offices in North Carolina. Bankshares, the Bank, and Lumina are collectively referred to herein as the “Company.”

Through its offices, the Bank provides a wide range of banking products, including interest-bearing and noninterest-bearing checking accounts, certificates of deposit, savings accounts, and individual retirement accounts. It offers an array of loan products such as overdraft protection, commercial, consumer, agricultural, real estate, residential mortgage, and home equity loans. Also offered are safe deposit boxes and automated banking services through Online Banking, Online Bill Pay, ATMs, and Access24 Phone Banking. In addition, the Bank’s third party partnership with Seagate Wealth Management Group through UVEST Investment Services gives customers access to a wide array of financial and wealth management solutions, including services relating to professional money management, retirement and education planning, and investment products (including stocks, bonds, mutual funds, annuities, and insurance products).

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

Management Strategy

The Bank’s lending activities have traditionally concentrated on the origination of loans for the purpose of constructing, financing, or refinancing residential properties. In recent years, the Bank has emphasized the origination of equity lines of credit, and secured and unsecured consumer and commercial loans. As of March 31, 2008, $673.2 million, or 79.6%, of the Bank’s loan portfolio, which excludes loans held for sale, consisted of loans secured by residential properties as compared to $652.7 million, or 79.4%, at December 31, 2007. The Bank originates adjustable rate and fixed rate loans. As of March 31, 2008, adjustable rate and fixed rate loans totaled 66.4% and 33.6%, respectively, of the Bank’s total loan portfolio.

The Bank has chosen to sell a large percentage of its fixed rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to invest these funds in commercial loans, while increasing fee income and reducing interest rate risk.

Interest Rate Sensitivity Analysis

Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be examined using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when interest rate sensitive assets exceed interest rate sensitive liabilities. Gap is considered negative when interest rate sensitive liabilities exceed interest rate sensitive assets. At March 31, 2008, the Company had a one-year positive gap position of 17.7% compared to a positive gap position of 17.8% at December 31, 2007. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income, while a negative gap would tend to adversely affect net interest income. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income.

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

When Lumina enters into a rate lock commitment with a customer, there is a concurrent “lock in” for the loan with a secondary market investor under a best efforts delivery mechanism. Therefore, interest rate risk is mitigated because any commitment to fund a loan available for sale is concurrently hedged by a commitment from an investor to purchase the loan under the same terms. Loans originated by Lumina are usually sold within 60 days after closing.

Liquidity

The Company’s goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses, and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, proceeds from loan sales, growth in deposits, income from operations, and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta (“FHLB”) in an amount of up to 30% of the Bank’s total assets. At March 31, 2008, the Bank’s borrowed funds from the FHLB totaled $139.1 million, or 14.5% of its total assets. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions, and competition.

At March 31, 2008, the estimated market value of liquid assets (cash, cash equivalents, marketable securities, and loans held for sale) was approximately $71.7 million, which represented 8.1% of deposits and borrowed funds, compared to $62.8 million, or 7.3% of deposits and borrowed funds, at December 31, 2007. The increase in liquid assets was due to an increase in cash, securities available for sale, and loans held for sale, partially offset by a decrease in securities held to maturity.

The Company’s primary uses of liquidity are to fund loans and to purchase investments. Management considers current liquidity levels adequate to meet the Company’s cash flow requirements. However, if loan portfolio growth exceeds deposit origination growth as it has in the past, management may need to increase the Company’s utilization of funding sources, such as an increased use of brokered deposits, additional borrowings, or loan sales.

Off-Balance Sheet Arrangements and Contractual Commitments

At March 31, 2008, outstanding off-balance sheet commitments to extend credit totaled $96.8 million, and the undisbursed portion of construction loans was $79.1 million. The Company continued to be obligated to make future payments under contracts, such as debt and lease agreements, the amounts of which were consistent with the amounts at December 31, 2007, other than two new leases signed with aggregate future payments of $1.2 million, an increase in borrowed funds of $16.4 million, and an increase in deposits of $13.7 million at March 31, 2008. For further information on the Company’s off-balance sheet arrangements and contractual commitments, see the discussion regarding deposits and borrowed funds in Financial Condition at March 31, 2008 Compared to December 31, 2007.

Capital

Stockholders’ equity at March 31, 2008, was $64.8 million, a decrease of 0.5% from $65.2 million at December 31, 2007. The change in capital position at March 31, 2008 reflects the impact of a $1.0 million adjustment due to the Company’s adoption of EITF 06-4 in January 2008, offset by earnings retention after the declaration of cash dividends of $329,000. Stockholders’ equity at March 31, 2008 includes an unrealized gain net of tax of $60,000, compared to an unrealized loss net of tax of $36,000 at December 31, 2007, on securities available for sale marked to estimated fair market value. See Note 6 of “Notes to Consolidated Financial Statements” for additional information regarding the adoption of EITF 06-4.

Under the capital regulations of the Federal Deposit Insurance Corporation (“FDIC”), the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (“Tier I”) capital to average adjusted assets of at least 3% if a particular institution has the highest examination rating and at least 4% for all others. At March 31, 2008, the Bank’s leverage capital ratio was 8.00%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain a ratio of risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of the allowance for loan losses. At March 31, 2008, the Bank had a ratio of qualifying total capital to risk-weighted assets of 10.55%.

Bankshares, as a bank holding company, is also subject, on a consolidated basis, to the capital adequacy guidelines of the Board of Governors of the Federal Reserve (the “Federal Reserve Board”). The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. At March 31, 2008, the Company exceeded all of its capital requirements. Management expects the Company to continue to exceed these capital requirements without altering current operations or strategies. However, if the Bank continues to grow at a pace similar to the growth experienced in recent years, Bankshares may need to undertake other capital raising measures, such as issuing additional junior subordinate debentures, to supplement risk-based capital.

On February 20, 2008, the Company’s Board of Directors approved a quarterly cash dividend of $.05 per share that was paid on April 16, 2008 to stockholders of record as of April 1, 2008. Any future payment of dividends is dependent on the financial condition and capital needs of the Company, requirements of regulatory agencies, and economic conditions in the marketplace.

Critical Accounting Policies

The Company’s most significant critical accounting policies are those that govern accounting for the allowance for loan losses and goodwill. A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and results of operations and requires a difficult, subjective, or complex judgment by management. What makes these judgments difficult, subjective, and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. For further information on the allowance for loan losses, see Critical Accounting Policies and Financial Condition in “Management’s Discussion and Analysis” and Note 1 and Note 3 of “Notes to Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008 (the “Annual Report”). For further information on goodwill, see Critical Accounting Policies in “Management’s Discussion and Analysis” and Note 1 of “Notes to Consolidated Financial Statements” included in the Annual Report.

FINANCIAL CONDITION AT MARCH 31, 2008 COMPARED TO DECEMBER 31, 2007

The Company’s total assets increased 3.4% to $958.2 million at March 31, 2008, compared to $926.8 million at December 31, 2007. Asset growth was primarily attributable to an increase of $24.0 million, or 2.9%, in loans. Loan growth was funded primarily by increases in deposits of $13.7 million, or 1.9%, and borrowings of $16.4 million, or 11.6%. The increase in loans and deposits during the first quarter of 2008 was primarily the result of continued loan and deposit growth attributable to the markets in which the Bank conducts its business and the Bank’s improved branch network. Loan growth was also affected by the Bank’s continued emphasis on increasing overall loan production. The majority of the loan growth occurred in one-to-four family residential loans, which grew $18.0 million, or 4.52%, to $416.9 million and construction and land development loans, which grew $11.7 million, or 5.27%, to $233.9 million from December 31, 2007. Investment securities available for sale increased $4.9 million, or 12.1%, from $40.8 million to $45.8 million. This increase is primarily attributable to purchases of preferred stock from the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association with an aggregate market value of approximately $9.3 million at March 31, 2008, partially offset by several investments that were called during the first quarter of 2008.

At March 31, 2008, the Bank’s allowance for loan losses was $9.4 million, or 1.12% of loans, compared to $8.8 million, or 1.07% of loans, at December 31, 2007. The Company’s nonperforming assets, which consist of accruing loans ninety days or more delinquent, nonaccrual loans, and foreclosed real estate owned, were $13.3 million, or 1.39% of assets, at March 31, 2008, compared to $11.6 million, or 1.25% of assets, at December 31, 2007. Foreclosed real estate decreased to $4.5 million at March 31, 2008 from $5.9 million at December 31, 2007. Also, at March 31, 2008, foreclosed real estate owned consisted of twelve properties with an average value of $379,000 compared to thirteen properties with an average value of $456,000 at December 31, 2007. Since March 31, 2008, one property with a book value of approximately $372,000 at March 31, 2008 was sold at a slight gain. Nonaccrual loans increased to $3.5 million at March 31, 2008 from $2.1 million at December 31, 2007. Accruing loans ninety days or more delinquent increased to $5.3 million at March 31, 2008 from $3.6 million at December 31, 2007. The average balance of nonperforming loans at March 31, 2008 was $274,000 compared to $235,000 at December 31, 2007. Of the delinquent loans at March 31, 2008, a total of $890,000 has been paid in full subsequent to the quarter end, on which the Bank incurred no loss. The increase in the ratio of allowance for loan losses to loans from December 31, 2007 to March 31, 2008 was primarily due to an increase in valuation allowances for the recorded investment in nonperforming loans and, to a lesser extent, an increase in delinquencies. For additional information regarding the allowance for loan losses and the Bank’s valuation allowances for nonperforming loans, see Comparison of Operating Results – Provision and Reserve for Loan Losses.

Management considers the current level of the allowance to be appropriate based on loan composition, the current level of delinquencies and other nonperforming assets, historical charge-off patterns, overall economic conditions, and other factors. The Company continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary.

Net premises and equipment increased $623,000, or 4.9%, to $13.2 million at March 31, 2008 compared to $12.6 million at December 31, 2007. This increase is attributable primarily to construction related to a branch relocation in Whiteville, North Carolina. Other assets decreased $290,000, or 1.8%, to $16.0 million mostly due to a change in funds held due to wire activity. Loans held for sale, which are funded by and collateralize a short-term borrowing at another financial institution, increased $599,000, or 16.3%, since December 31, 2007 to $4.3 million at March 31, 2008.

Accrued interest receivable decreased to $4.5 million at March 31, 2008 compared to $5.0 million at December 31, 2007. The decrease in accrued interest receivable is primarily attributable to lower rates in our loan portfolio caused by action taken by the Federal Reserve to reduce interest rates over the past several months. For further discussion regarding the Federal Reserve’s rate cuts and their impact on the Bank, see Comparison of Operating Results – Interest Income. Intangible assets remained relatively unchanged during the three months ended March 31, 2008.

Borrowed funds at March 31, 2008 increased $16.4 million, or 11.6%, since December 31, 2007 primarily due to funding needs relating to loan growth. During the three months ended March 31, 2008, borrowings could be obtained at a lower rate than deposits. Borrowings are collateralized with loans available for sale, the Bank’s investment in FHLB stock, and qualifying first mortgage loans.

Accrued expenses and other liabilities increased $1.4 million to $5.2 million at March 31, 2008 compared to $3.7 million at December 31, 2007. The adoption of EITF 06-4 and related accruals made during the first quarter accounted for approximately $1.1 million of the increase, with the remaining increase primarily attributable to an increase in income tax accruals due to timing of estimated tax payments. For additional information on the Company’s adoption of EITF 06-4, see Note 6 of “Notes to Consolidated Financial Statements.”

COMPARISON OF OPERATING RESULTS

Overview

The net income of the Company depends primarily upon net interest income. Net interest income is the difference between the interest earned on loans, the securities portfolios, and interest-earning deposits offset by the cost of funds, consisting principally of the interest paid on deposits and borrowings. The Company’s operations are materially affected by general economic conditions, the monetary and fiscal policies of the Federal government, and the policies of applicable regulatory authorities. Yields and costs have decreased because of actions taken by the Federal Reserve to reduce interest rates by 200 basis points during the first quarter of 2008 and 300 basis points since September 18, 2007.

Net Income

Net income for the three-month period ended March 31, 2008 decreased to $752,000, as compared to $2.1 million for the same period last year. The following analysis of the Company’s results of operations will explain the significant changes that had an effect on net income for the periods under review.

Interest Income

For the three-month period ended March 31, 2008, interest income decreased 1.1% to $15.3 million compared to $15.5 million for the prior year period. The decrease in interest income is primarily a result of the average yield decreasing 67 basis points to 6.87% for the quarter ended March 2008 compared to 7.54% for the same period a year ago, partially offset by an increase in the average balance of interest-earning assets of $69.4 million to $890.4 million. The increase in average interest earning assets is primarily the result of an increase of $66.9 million, or 8.7%, in the average balance of loans compared to the three-months ended March 31, 2007. As discussed earlier, loan growth during the first quarter of 2008 is primarily attributable to the markets in which the Bank conducts its business, the Bank’s improved branch network, and the Bank’s continued emphasis on increasing overall loan production.

Interest Expense

Interest expense increased $724,000, or 8.7%, to $9.0 million for the three-month period ended March 31, 2008, compared to $8.3 million for the same period a year ago. This increase was caused by the combined effect of a 10.0% increase in the average balance of total interest-bearing liabilities, partially offset by a reduction of 5 basis points on the average cost of interest-bearing liabilities to 4.39% from 4.44% during the same period a year ago. The increase in interest-bearing liabilities is the result of a $62.3 million increase, or 10.1%, in the average balance of deposits, and an increase of $12.3 million, or 9.6%, in the average balance of borrowed funds. As discussed earlier, deposit growth during the first quarter of 2008 is primarily attributable to the markets in which the Bank conducts its business and the Bank’s improved branch network.

Net Interest Income

Net interest income for the three-month period ended March 31, 2008 decreased 12.4% to $6.3 million compared to $7.2 million for the same period a year ago. The Average Yield/Cost Analysis tables analyze the interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. As stated earlier, the decreases in the average yield is primarily the result of action taken by the Federal Reserve. The interest rate spread for the three-month period ended March 31, 2008 was 2.48% compared to 3.10% for the same period a year ago. The decrease in interest rate spread for the three-month period was caused by a decrease to the average yield on interest-earning assets of 67 basis points with only a modest decline in the average cost of interest-bearing liabilities (5 basis points). The yield on interest-earning assets has decreased faster than the cost of interest-bearing liabilities for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 because the Bank’s loan portfolio has repriced faster than deposits as a result of the rate cuts implemented by the Federal Reserve. As the interest rate environment becomes more stable or if interest rates rise, the Bank believes that its interest rate spread would increase, positively impacting net interest income. See Overview, Interest Income, Interest Expense, and Average Yield/Cost Analysis for further information on interest income and interest expense.

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

Average Yield / Cost Analysis

	For the Quarter Ended
	March 31, 2008			March 31, 2007
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
Interest-earning assets:
Interest-bearing deposits in other banks	$3,826	$34	3.55%	$4,860	$65	5.35%
Securities:
Available for sale	43,014	552	5.13%	42,878	490	4.57%
Held to maturity	4,490	57	5.08%	1,713	19	4.44%
FHLB stock	7,114	106	5.96%	6,454	94	5.83%
All loans	831,988	14,547	6.99%	765,090	14,798	7.74%

Total interest-earning assets	890,432	15,296	6.87%	820,995	15,466	7.54%

Noninterest-earning assets	44,525			33,265

Total assets	$934,957			$854,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$678,823	7,355	4.33%	$616,493	6,766	4.39%
Borrowed funds	141,236	1,650	4.67%	128,902	1,515	4.70%

Total interest-bearing liabilities	820,059	9,005	4.39%	745,395	8,281	4.44%

Noninterest-bearing liabilities	49,308			49,705

Total liabilities	869,367			795,100
Stockholders’ equity	65,590			59,160

Total liabilities and stockholders’ equity	$934,957			$854,260

Net interest income		$6,291			$7,185

Interest rate spread			2.48%			3.10%

Net yield on interest-earning assets			2.83%			3.50%

Percentage of average interest-earning assets to average interest-bearing liabilities			108.6%			110.1%

Provision and Allowance for Loan Losses

During the three-month period ended March 31, 2008, the Bank had net charge-offs against the allowance for loan losses of $226,000 compared to $14,000 for the same period in 2007. This increase was primarily the result of a write-down totaling $139,000 on one loan foreclosed on during the first quarter of 2008. The Bank added $855,000 to the allowance for loan losses through the provision for loan losses for the current three-month period compared to $300,000 for the same period last year. The increase in the provision was primarily the result of an increase in valuation allowances for the recorded investment in nonperforming loans and, to a lesser extent, an increase in loan growth and delinquencies at March 31, 2008 compared to March 31, 2007. At March 31, 2008 and 2007, the recorded investment in nonperforming loans (nonaccrual loans and accruing loans ninety days or more delinquent) was $8.8 million and $1.2 million, respectively, with corresponding valuation allowances of $706,000 and $133,000, respectively. For information regarding the change in nonperforming loans during the first three months of 2008, see Financial Condition at March 31, 2008 Compared to December 31, 2007.

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

Noninterest Income

Noninterest income decreased by 1.7% to $1.3 million for the three-month period ended March 31, 2008 compared to the same period a year ago. Gain on sale of loans increased $183,000 primarily due to gains recognized totaling $116,000 on loans commitments with the intent to sell due to the Company’s adoption of SAB 109, as discussed in Note 6 of “Notes to Consolidated Financial Statements.” The majority of the remaining increase of gain on sale of loans is due to additional income recognized on loans sold to investors as a result of an increase in loan volume. Deposit-related fees increased $51,000 during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The change in deposit-related fees was primarily due to increases in income associated with non-sufficient funds and ATM fees due to increases in new deposit accounts and the opening of a new branch with an ATM. Service charges and fees on loans increased $15,000 primarily as a result of increased loan volume. Gain on disposal of premises and equipment decreased to $3,000 for the quarter ended March 31, 2008 as compared to $275,000 for the quarter ended March 31, 2007 as a result of a gain of $275,000 recognized in February 2007 on the sale of a branch office that was relocated in Morehead City. Earnings on bank owned life insurance and other income remained relatively constant during the three months ended March 31, 2008 compared to the same period a year earlier.

Noninterest Expense

For the three-month period ended March 31, 2008, noninterest expense increased 14.6% to $5.6 million compared to $4.9 million for the same period last year. Most of the increase in noninterest expense can be attributed to other expenses increasing $435,000 mostly due to a $223,000 increase in expenses related to foreclosed real estate owned and an increase of $121,000 in FDIC premiums resulting from the utilization of the Bank’s one-time credit in 2007 as discussed in the Company’s Annual Report. Compensation and fringe benefits increased $154,000, or 5.0%, due to increased staffing levels, the addition of three new offices, and normal increases in salaries. Occupancy and equipment increased $68,000 due to normal increases and the opening of three new offices. Professional and exam fees increased $61,000, mostly due to an increase in legal fees relating to the preparation of the Company’s Proxy Statement filed with the SEC March 14, 2008. Advertising remained relatively unchanged during the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007.

Income Taxes

The effective tax rate for the three-month periods ended March 31, 2008 and 2007 was 32.3% and 36.3%, respectively. The change in effective tax rates for the three-month period ended March 31, 2008 was primarily related to the increased percentage of tax exempt income relative to total income. The percentage change was primarily due to the combined effect of a reduction in income and the purchase of preferred stock discussed in

Financial Condition at March 31, 2008 Compared to December 31, 2007. The Company’s 2005, 2006, and 2007 federal tax returns and 2006 and 2005 state tax returns are subject to examination by federal and state tax authorities. For further information on income taxes, see Income Taxes in “Management’s Discussion and Analysis” and Note 10 of “Notes to Consolidated Financial Statements” included in the Annual Report.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest-earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of, and adherence to, the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and interest-bearing liabilities so as to mitigate the effect of changes in the rate environment. The Company’s market risk profile has not changed materially since December 31, 2007.

Item 4	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1	Legal Proceedings

Not applicable

Item 1A	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase any shares of its common stock during the three months ended March 31, 2008.

Item 3	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit 3.1	Articles of Incorporation (1)

Exhibit 3.2	Articles of Amendment to the Articles of Incorporation

Exhibit 3.3	Amended and Restated Bylaws (2)

Exhibit 4.2	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of Registrant and its consolidated subsidiaries.

Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32	Certificate Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Reg. No. 33- 79206) and any amendments thereto filed with the SEC.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cooperative Bankshares, Inc.

Dated: May 9, 2008	/s/ Frederick Willetts, III
Frederick Willetts, III
President and Chief Executive Officer

/s/ Todd L. Sammons
Dated: May 9, 2008	Todd L. Sammons
Senior Vice President and Chief Financial Officer