Form 10-Q
period 2008-06-30
COOPERATIVE BANKSHARES INC
filed 2008-08-11
CIK 923529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of July 30, 2008, there were issued and outstanding 6,589,256 shares of the registrant’s Common Stock.

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(In thousands, except per share data)	June 30, 2008	December 31, 2007*
	(Unaudited)
Assets

Cash and due from banks, noninterest-bearing	$9,214	$9,883
Interest-bearing deposits in other banks	3,095	3,910

Total cash and cash equivalents	12,309	13,793

Securities:
Available for sale (amortized cost of $45,394 at June 30, 2008 and $40,868 at December 31, 2007)	44,508	40,810
Held to maturity (estimated market value of $4,392 at June 30, 2008 and $4,532 at December 31, 2007)	4,381	4,512
FHLB stock	8,600	7,085
Loans held for sale	2,725	3,680

Loans	865,521	820,104
Less allowance for loan losses	11,464	8,788

Net loans	854,057	811,316

Other real estate owned	4,357	5,924
Accrued interest receivable	4,365	5,003
Premises and equipment, net	14,576	12,609
Intangible assets	5,776	5,792
Other assets	18,027	16,299

Total assets	$973,681	$926,823

Liabilities and Stockholders’ Equity

Deposits	$731,583	$714,892
Short-term borrowings	48,097	18,371
Escrow deposits	1,202	522
Accrued interest payable	607	588
Accrued expenses and other liabilities	5,059	3,743
Long-term obligations	123,526	123,530

Total liabilities	910,074	861,646

Stockholders’ equity:
Preferred stock, $1 par value: 3,000 shares authorized, no shares issued and outstanding at June 30, 2008 or December 31, 2007	—	—
Common stock, $1 par value: 14,000 shares authorized, 6,586 and 6,554 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	6,586	6,554
Additional paid-in capital	3,449	3,240
Accumulated other comprehensive loss	(543)	(36)
Retained earnings	54,115	55,419

Total stockholders’ equity	63,607	65,177

Total liabilities and stockholders’ equity	$973,681	$926,823

Book value per common share	$9.66	$9.94

*	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Interest and dividend income:
Loans	$13,696	$15,279	$28,243	$30,077
Securities	622	505	1,231	1,015
Other	16	57	50	122
Dividends on FHLB stock	122	100	228	193

Total interest and dividend income	14,456	15,941	29,752	31,407

Interest expense:
Deposits	6,433	7,069	13,788	13,835
Short-term borrowings	319	365	492	608
Long-term obligations	1,446	1,252	2,923	2,523

Total interest expense	8,198	8,686	17,203	16,966

Net interest income	6,258	7,255	12,549	14,441
Provision for loan losses	2,470	350	3,325	650

Net interest income after provision for loan losses	3,788	6,905	9,224	13,791

Noninterest income:
Gain on sale of loans	241	475	718	768
Service charges and fees on loans	127	84	251	192
Deposit-related fees	554	526	1,103	1,024
Gain (loss) on disposal of premises and equipment	(1)	(4)	2	271
Earnings on bank-owned life insurance	89	92	178	185
Other income, net	63	52	126	111

Total noninterest income	1,073	1,225	2,378	2,551

Noninterest expense:
Compensation and fringe benefits	3,206	2,965	6,466	6,070
Occupancy and equipment	1,096	967	2,125	1,926
Professional and consulting fees	254	246	492	423
Advertising	118	136	260	279
(Gain) loss on other real estate owned	91	—	306	(8)
Other	804	548	1,550	1,084

Total noninterest expense	5,569	4,862	11,199	9,774

Income (loss) before income taxes	(708)	3,268	403	6,568
Income tax expense (benefit)	(358)	1,202	1	2,399

Net income (loss)	$(350)	$2,066	$402	$4,169

Net income (loss) per common share:
Basic	$(0.05)	$0.32	$0.06	$0.64
Diluted	$(0.05)	$0.31	$0.06	$0.63

Weighted average common shares outstanding:
Basic	6,585	6,527	6,576	6,521
Diluted	6,585	6,634	6,615	6,636

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands, except per share data)	Common Stock $1 Par Value*	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2007	$6,554	$3,240	$(36)	$55,419	$65,177
Adjustment from adoption of EITF 06-4	—	—	—	(1,048)	(1,048)
Exercise of stock options	32	125	—	—	157
Tax benefit of stock options exercised	—	75	—	—	75
Other comprehensive loss net of taxes	—	—	(507)	—	(507)
Net income	—	—	—	402	402
Stock-based compensation	—	9	—	—	9
Cash dividends declared ($.10 per share)	—	—	—	(658)	(658)

Balance, June 30, 2008	$6,586	$3,449	$(543)	$54,115	$63,607

*	Since par value per share is $1, the dollar amounts in the common stock column are equal to the number of common shares.

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2008	2007
Net income	$402	$4,169
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion and amortization	31	(7)
Depreciation	573	516
Gain on sale of loans	(718)	(768)
Deferred tax benefit	(1,191)	(234)
Gain on disposal of premises and equipment	(2)	(271)
(Gain) loss on sales of other real estate owned	44	(8)
Valuation losses on other real estate owned	677	—
Provision for loan losses	3,325	650
Proceeds from sales of loans	47,980	53,620
Loan originations held for sale	(46,307)	(51,736)
Earnings on bank-owned life insurance	(178)	(185)
Stock-based compensation	9	6
Changes in assets and liabilities:
Accrued interest receivable	551	(309)
Other assets	(38)	721
Accrued interest payable	19	58
Accrued expenses and other liabilities	180	(252)

Net cash provided by operating activities	5,357	5,970

Purchases of securities available for sale	(19,910)	(5,496)
Proceeds from maturity of securities available for sale	15,000	6,475
Repayments of mortgage-backed securities available for sale	358	340
Repayments of mortgage-backed securities held to maturity	136	139
Purchases of FHLB stock	(4,980)	(2,756)
Proceeds from redemption of FHLB stock	3,465	2,655
Loan originations, net of principal repayments	(45,203)	(31,129)
Proceeds from disposals of foreclosed real estate	327	87
Net expenditures on foreclosed real estate	(101)	—
Purchases of premises and equipment	(2,658)	(1,908)
Proceeds from sales of premises and equipment	120	—

Net cash used in investing activities	(53,446)	(31,593)

Net increase in deposits	16,693	28,906
Net proceeds (repayments) on short-term borrowings	19,726	(1,050)
Repayments on long-term obligations	(15,004)	(3)
Proceeds from long-term obligations	25,000	—
Proceeds from issuance of common stock, net	157	151
Dividends paid	(657)	(652)
Net change in escrow deposits	615	360
Tax benefit of stock options exercised	75	147

Net cash provided by financing activities	46,605	27,859

Increase (decrease) in cash and cash equivalents	(1,484)	2,236

Cash and cash equivalents:
Beginning of period	13,793	17,015

End of period	$12,309	$19,251

(Continued)

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

	Six Months Ended June 30,
(In thousands)	2008	2007
Cash paid for:
Interest	$17,184	$16,908
Income taxes	848	2,735

Summary of noncash investing and financing activities:
Transfer from recorded investment in loans to other real estate owned	4,236	—
Unrealized losses on securities available for sale, net of taxes	(507)	(77)
Loans to facilitate the sale of other real estate owned	5,095	—
Long-term obligations reclassified to short-term borrowings	10,000	10,000
Short-term borrowings reclassified to long-term obligations	—	5,000

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements

1.	Accounting Policies: The significant accounting policies followed by Cooperative Bankshares, Inc. (“Bankshares”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management’s opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary under all circumstances and should be read in conjunction with the consolidated financial statements and notes thereto included in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2008. The results of operations for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

2.	Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts and transactions of Bankshares, its wholly owned subsidiary, Cooperative Bank (the “Bank”), and the Bank’s wholly owned subsidiary, Lumina Mortgage Company, Inc. (“Lumina”). Bankshares, the Bank, and Lumina are collectively referred to herein as the “Company.” All significant intercompany transactions have been eliminated. Bankshares wholly owns Cooperative Bankshares Capital Trust I (the “Trust”), which is not consolidated in these financial statements due to the Company’s adoption of FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.”

All information in the “Notes to Consolidated Financial Statements” has been presented in thousands, except percentage, time period, and per share data.

3.	Earnings Per Share: Basic earnings per share (“basic EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share (“diluted EPS”) is calculated by dividing net income by the sum of the weighted average number of common shares outstanding and potential common stock. Potential common stock consists of additional common stock that would have been outstanding as a result of the exercise of dilutive stock options. In determining the number of shares of potential common stock, the treasury stock method was applied by the Company. This method assumes that the number of shares issuable upon exercise of stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise plus any unrecognized stock-based compensation expenses.

The following table presents net income available to common stockholders and the average number of shares outstanding for the periods below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(350)	$2,066	$402	$4,169

Shares for basic EPS	6,585	6,527	6,576	6,521
Dilutive effect of stock options	—	107	39	115

Shares for diluted EPS	6,585	6,634	6,615	6,636

For the three and six-month period ended June 30, 2008, there were 274 and 186 options, respectively, that were antidilutive because of either a net loss in the period presented or the exercise price of those options exceeded the average market price of the Company’s common stock. There were no options outstanding that were antidilutive for the three and six-month period ended June 30, 2007.

4.	Comprehensive Income: Comprehensive income includes net income (loss) and all other changes to the Company’s equity, with the exception of transactions with shareholders (“other comprehensive loss”). The Company’s only components of other comprehensive loss relate to unrealized gains and losses on available for sale securities.

The following table sets forth the components of other comprehensive loss and total comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$(350)	$2,066	$402	$4,169

Other comprehensive loss:
Unrealized loss on available for sale securities	(984)	(306)	(827)	(128)
Income tax benefit	381	119	320	51

Other comprehensive loss	(603)	(187)	(507)	(77)

Comprehensive income (loss)	$(953)	$1,879	$(105)	$4,092

5.	Stock-Based Compensation: Bankshares had a stock option plan in effect at June 30, 2008 and recognized related costs in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”). Bankshares issued 5 options in both the six months ended June 30, 2008 and 2007. Option related compensation cost for the three and six months ended June 30, 2008 was $6 and $9, respectively. Option related compensation cost was $6 for both the three and six months ended June 30, 2007.

The following table presents information related to Bankshares’ stock option plan as of June 30, 2008 and changes during the six-month period then ended:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	308	$9.77
Exercised	32	4.91
Expired	7	12.71
Granted	5	9.91

Outstanding at June 30, 2008	274	$10.27	5.46	$174

Exerciseable at June 30, 2008	259	$10.11	5.23	$174

For the three months ended June 30, 2008 and 2007, the intrinsic value of options exercised was $30 and $356, respectively. For the six months ended June 30, 2008 and 2007, the intrinsic value of options exercised was $217 and $391, respectively.

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

Beginning January 1, 2008, the Company was able to prospectively elect to apply SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The Company has evaluated this statement and has elected not to apply the fair value option for any financial assets or liabilities at this time, except for those already required to be measured at fair value in accordance with generally accepted accounting principles.

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

The Company records written loan commitments at fair value on a recurring basis in accordance with Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” These assets are classified as recurring Level 3. The fair value of written loan commitments is recorded based on the anticipated gain on those commitments outstanding expected to fund.

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

	Total	Level 1	Level 2	Level 3
Securities available for sale	$44,508	$505	$44,003	$—
Written loan commitments	43	—	—	43

Total assets at fair value	$44,551	$505	$44,003	$43

The table below presents a reconciliation of the beginning and ending balances of Level 3 assets recorded on a recurring basis:

Recurring Level 3 Item	Beginning Balance, December 31, 2007	Gains and Losses Included in Earnings	Gains and Losses Reported Through Change in Net Assets	Purchases, Sales, Issuances, and Settlements, Net	Net Transfer In (Out) of Level 3	Ending Balance, June 30, 2008
Written loan commitments	$—	$43	$—	$—	$—	$43

The table below presents the recorded investment in assets measured at fair value on a nonrecurring basis. Nonperforming loans reported at fair value are measured at cost with a corresponding valuation allowance, such that the net amount is representative of fair value. Of our recorded investment in Level 2 and Level 3 nonperforming loans, the Company maintains a corresponding valuation allowance in the amounts of $537 and $1,540, respectively. No liabilities are recorded at fair value on a nonrecurring basis.

	Total	Level 1	Level 2	Level 3
Loans held for sale	$2,725	$—	$2,725	$—
Nonperforming loans	9,708	—	4,138	5,570
Other real estate owned	4,357	—	2,483	1,874

Total assets at fair value	$16,790	$—	$9,346	$7,444

7.	Benefit Plans: On April 25, 2008, the Company’s stockholders approved the Cooperative Bankshares, Inc. Stock-Based Retirement Plan for Directors (the “Plan”). The Plan was approved by the Company’s Board of Directors on February 20, 2008. The Plan was implemented to allow directors with a director retirement agreement with the Bank to make a one-time irrevocable election to substitute their benefits under their director retirement agreement with benefits under the Plan. All directors serving on the Company’s Board of Directors as of April 25, 2008, the effective date of the Plan, were eligible to participate. Directors electing to substitute their benefits may have elected on or before May 25, 2008 to transfer the value of their accrued benefit under their director retirement agreement to a trust established for the Plan.

As of April 24, 2008, the Company’s eligible directors had $191 in the aggregate accrued under their director retirement agreements with the Bank. All eligible directors elected to substitute their director retirement agreements with benefits under the Plan and, as a result, 23 shares of Company common stock are being held in the Plan trust. For additional information regarding the Plan, see the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2008. For additional information regarding other benefits plans of the Bank, see Note 8 of “Notes to Consolidated Financial Statements” included in the Annual Report.

8.	Recent Accounting Pronouncements: In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirement of Statement No. 133 for derivative instruments and hedging activities to provide users of financial statements with an enhanced understanding of the derivative instrument’s purpose, how it is accounted for, and its impact on the financial statements. This statement is effective for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company has chosen not to early adopt the provisions of SFAS 161. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s consolidated financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, EITF 06-4 would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. The Company’s adoption of EITF 06-4 on January 1, 2008 resulted in an adjustment to the carrying value of liabilities with an offsetting adjustment to the opening balance of retained earnings of $1,048. Net related compensation cost for the three and six months ended June 30, 2008 was $34 and $74, respectively.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 supersedes Staff Accounting Bulletin No. 105 by requiring that the expected net future cash flows related to servicing a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Due to the adoption of SAB 109 on January 1, 2008, the Company recognized additional income of $43 for the six months ended June 30, 2008.

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

9.	Securities Available for Sale: Securities available for sale at June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
Amortized cost	$45,394	$40,868
Gross unrealized losses	(1,234)	(359)
Gross unrealized gains	348	301

Fair value	$44,508	$40,810

Included in securities available for sale at June 30, 2008 were 100 shares of Freddie Mac (“FHLMC”) 8.375% Series Z preferred stock with an amortized cost of $2,601 and 286 shares of Fannie Mae (“FNMA”) 8.25% Series S preferred stock with an amortized cost of $7,290. The market value of these Freddie Mac and Fannie Mae securities at June 30, 2008 was $2,430 and $6,564, respectively. The difference between the aggregate amortized cost of these securities and the aggregate market value yields an unrealized loss of $897, or $550 after taxes.

Management has evaluated these securities to determine whether they should be considered other-than-temporarily impaired at June 30, 2008. This evaluation considered, among other things, the extent and duration of the impairment, the Company’s ability and intent to hold these securities into the foreseeable future, the issuers’ credit ratings, and recent actions taken by the United States Congress in response to credit concerns for the national housing market. The quoted market prices for these securities has been volatile during the second quarter of 2008 in response to national credit concerns and uncertainties of the financial condition of Freddie Mac and Fannie Mae. During the quarter ended June 30, 2008, the market prices of these securities had fluctuated above par value. Both of these securities are rated AA by Standard and Poor’s at June 30, 2008. In July 2008, Congress passed legislation to expand a line of U.S. Treasury credit to the two companies and give the government the option to take equity stakes in the companies to mitigate future concerns in hopes of boosting investor confidence.

Management has determined from these evaluations that the decline in value of FHLMC and FNMA preferred stocks at June 30, 2008 was temporary. Management will continue to evaluate whether any further declines in value are other-than-temporary. If management determines that it is not probable that the market value of these securities will recover to the Company’s amortized cost, the Company would record a charge to earnings to reflect the other-than-temporary impairment of the securities.

10.	Allowance for Loan Losses and Nonperforming Loans: Activity in the allowance for loan losses for the three and six months ended June 30, 2008 and 2007 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$9,425	$8,085	$8,788	$7,786
Provision for loan losses	2,470	350	3,325	650
Loans charged-off	(434)	(68)	(660)	(82)
Recoveries	3	—	11	13

Balance at end of period	$11,464	$8,367	$11,464	$8,367

The following is a summary of nonperforming loans at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Loans past due ninety days or more and still accruing interest	$4,025	$3,560
Nonaccrual loans	9,708	2,083

Total	$13,733	$5,643

At June 30, 2008, $9,423 of the recorded investment in loans considered impaired in accordance with SFAS No. 114 had a corresponding valuation allowance of $2,077. At December 31, 2007, $1,661 of the recorded investment in loans considered impaired in accordance with SFAS No. 114 had a corresponding valuation allowance of $213. The recorded investment in impaired loans with no corresponding valuation allowance was $4,310 and $3,982 at June 30, 2008 and December 31, 2007, respectively.

For additional information regarding the allowance for loan losses and the Bank’s valuation allowances for nonperforming loans, see Financial Condition at June 30, 2008 Compared to December 31, 2007 and Comparison of Operating Results – Provision and Allowance for Loan Losses in “Management’s Discussion and Analysis” included in this report. Also see Note 1 of “Notes to Consolidated Financial Statements” included in the Annual Report.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report, as well as other written communications made from time to time by Cooperative Bankshares, Inc. and subsidiary, and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections, such as earnings projections, necessary tax provisions, and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements may be identified by the use of such words as “intend,” “believe,” “expect,” “should,” “planned,” “estimated” and “potential.” For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA. The Company’s ability to predict future results is inherently uncertain and the Company cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. These factors include, among others, changes in market interest rates and general and regional economic conditions, changes in government regulations, changes in accounting principles, and the quality or composition of the loan and investment portfolios. Additional factors that may affect our results are discussed under “Item 1A Risk Factors” in the Company’s Quarterly Reports on Form 10-Q and in its Annual Report on Form 10-K, each filed with the Securities and Exchange Commission (the “SEC”), which are available at the SEC’s website (www.sec.gov) and to which reference is hereby made. These factors should be considered in evaluating the forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date of those documents. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. Except to the extent required by applicable law or regulation, the Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

General

Cooperative Bankshares, Inc. (“Bankshares”) is a registered bank holding company incorporated in North Carolina in 1994. Bankshares is the parent company of Cooperative Bank (the “Bank”), a North Carolina chartered commercial bank headquartered in Wilmington, North Carolina. Cooperative Bank was chartered in 1898. As of June 30, 2008, the Bank provided financial services through twenty three offices in North Carolina and two offices in South Carolina.

The Bank’s subsidiary, Lumina Mortgage Company, Inc. (“Lumina”), is a mortgage banking firm originating and selling residential mortgage loans through five offices in North Carolina. Bankshares, the Bank, and Lumina are collectively referred to herein as the “Company.”

The Bank opened its new Whiteville, North Carolina, branch in May, which was a relocation of another branch in the same town. The Bank is currently expanding into South Carolina as evidenced by the opening of a full service branch in Little River, South Carolina in July. Also, the Bank expects to open another full service branch in Myrtle Beach, South Carolina in the third quarter of 2008. Lastly, the Bank is closing its Corolla loan production office on August 1, 2008.

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

Management Strategy

The Bank’s lending activities have traditionally concentrated on the origination of loans for the purpose of constructing, financing, or refinancing residential properties. In recent years, the Bank has emphasized the origination of secured and unsecured commercial and consumer loans and equity lines of credit. As of June 30, 2008, $698.7 million, or 80.5%, of the Bank’s loan portfolio, which excludes loans held for sale, consisted of loans secured by residential properties as compared to $652.7 million, or 79.4%, at December 31, 2007. The Bank originates adjustable rate and fixed rate loans. As of June 30, 2008, adjustable rate and fixed rate loans totaled 65.4% and 34.6%, respectively, of the Bank’s total loan portfolio.

The Bank has chosen to sell a large percentage of its fixed rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to invest these funds in commercial loans, while increasing fee income and reducing interest rate risk.

Interest Rate Sensitivity Analysis

Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be examined using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when interest rate sensitive assets exceed interest rate sensitive liabilities. Gap is considered negative when interest rate sensitive liabilities exceed interest rate sensitive assets. At June 30, 2008, the Company had a one-year positive gap position of 5.7% compared to a positive gap position of 17.8% at December 31, 2007. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income, while a negative gap would tend to adversely affect net interest income. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income.

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

When Lumina enters into a rate lock commitment with a customer, there is a concurrent “lock in” for the loan with a secondary market investor under a best efforts delivery mechanism. Therefore, interest rate risk is mitigated because any commitment to fund a loan available for sale is concurrently hedged by a commitment from an investor to purchase the loan under the same terms. Loans originated by Lumina are usually sold within 30 days after closing.

Liquidity

The Company’s goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses, and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, proceeds from loan sales, growth in deposits, income from operations, and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta (“FHLB”) in an amount of up to 30% of the Bank’s total assets. At June 30, 2008, the Bank’s borrowed funds from the FHLB totaled $154.1 million, or 15.8% of its total assets. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions, and competition.

At June 30, 2008, the estimated market value of liquid assets (cash, cash equivalents, marketable securities, and loans held for sale) was approximately $63.9 million, which represented 7.1% of deposits and borrowed funds, compared to $62.8 million, or 7.3% of deposits and borrowed funds, at December 31, 2007. The slight increase in liquid assets was due to an increase in securities available for sale, partially offset by a decrease in cash, securities held to maturity, and loans held for sale.

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

Off-Balance Sheet Arrangements and Contractual Commitments

At June 30, 2008, outstanding off-balance sheet commitments to extend credit totaled $86.4 million, and the undisbursed portion of construction loans was $79.9 million. The Company continued to be obligated to make future payments under contracts, such as debt and lease agreements, the amounts of which were consistent with the amounts at December 31, 2007, other than two new leases signed with aggregate future payments of $1.2 million, an increase in borrowed funds of $29.7 million, and an increase in deposits of $16.7 million at June 30, 2008. For further information on the Company’s off-balance sheet arrangements and contractual commitments, see the discussion regarding deposits and borrowed funds in Financial Condition at June 30, 2008 Compared to December 31, 2007.

Capital

Stockholders’ equity at June 30, 2008, was $63.6 million, a decrease of 2.4% from $65.2 million at December 31, 2007. The change in capital position at June 30, 2008 reflects the impact of a $1.0 million adjustment due to the Company’s adoption of Emerging Issues Task Force Issue No. 06-4 (“EITF 06-4”) in January 2008, offset by earnings retention after the declaration of cash dividends of $658,000. Stockholders’ equity at June 30, 2008 includes an unrealized loss net of tax of $543,000, compared to an unrealized loss net of tax of $36,000 at December 31, 2007, on securities available for sale marked to estimated fair market value. See Note 8 of “Notes to Consolidated Financial Statements” for additional information regarding the adoption of EITF 06-4.

Under the capital regulations of the Federal Deposit Insurance Corporation (“FDIC”), the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (“Tier I”) capital to average adjusted assets of at least 3% if a particular institution has the highest examination rating and at least 4% for all others. At June 30, 2008, the Bank’s leverage capital ratio was 7.67%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain a ratio of risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of the allowance for loan losses. At June 30, 2008, the Bank had a ratio of qualifying total capital to risk-weighted assets of 10.45%. Based on these capital ratios, the Bank is considered well capitalized under the regulatory framework for prompt corrective action at June 30, 2008.

Bankshares, as a bank holding company, is also subject, on a consolidated basis, to the capital adequacy guidelines of the Board of Governors of the Federal Reserve (the “Federal Reserve Board”). The capital requirements of the Federal Reserve Board are substantially similar to those of the FDIC governing the Bank. At June 30, 2008, the Company exceeded all of its capital requirements. Management expects the Company to continue to exceed these capital requirements. However, if the Bank continues to grow at a pace similar to the growth experienced in recent years or experiences significant charge-offs, the Company may need to undertake other capital raising measures, such as issuing additional junior subordinated debentures or other forms of debt, to supplement risk-based capital.

On May 20, 2008, the Company’s Board of Directors approved a quarterly cash dividend of $.05 per share payable on July 16, 2008 to stockholders of record as of July 1, 2008. Any future payment of dividends is dependent on the financial condition and capital needs of the Company, requirements of regulatory agencies, and economic conditions in the marketplace.

Critical Accounting Policies

The Company’s most significant critical accounting policies are those that govern accounting for the allowance for loan losses and goodwill. A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and results of operations and requires a difficult, subjective, and/or complex judgment by management. What makes these judgments difficult, subjective, and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. For further information on the allowance for loan losses, see Critical Accounting Policies and Financial Condition in “Management’s Discussion and Analysis” and Note 1 and Note 3 of “Notes to Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008 (the “Annual Report”). For further information on goodwill, see Critical Accounting Policies in “Management’s Discussion and Analysis” and Note 1 of “Notes to Consolidated Financial Statements” included in the Annual Report.

FINANCIAL CONDITION AT JUNE 30, 2008 COMPARED TO DECEMBER 31, 2007

The Company’s total assets increased 5.1% to $973.7 million at June 30, 2008, compared to $926.8 million at December 31, 2007. Asset growth was primarily attributable to an increase of $45.4 million, or 5.5%, in loans. Loan growth was funded primarily by increases in borrowings of $29.7 million, or 20.9%, and deposits of $16.7 million, or 2.3%. The increase in loans and deposits during the second quarter of 2008 was primarily the result of the Bank’s expanded and improved branch network. Loan growth was also affected by the Bank’s continued emphasis on increasing overall loan production. The majority of the loan growth occurred in one-to-four family residential loans, which grew $37.6 million, or 9.4%, to $436.4 million and multi-family residential loans, which grew $14.3 million, or 89.6%, to $30.2 million from December 31, 2007. Investment securities available for sale increased $3.7 million, or 9.1%, from $40.8 million to $44.5 million. This increase is primarily attributable to purchases of preferred stock from the Federal Home Loan Mortgage Corporation having a market value of $2.4 million and from the Federal National Mortgage Association having a market value of $6.6 million at June 30, 2008, partially offset by several investments that were called during the first quarter of 2008.

At June 30 2008, the Bank’s allowance for loan losses was $11.5 million, or 1.32% of loans, compared to $8.8 million, or 1.07% of loans, at December 31, 2007. The Company’s nonperforming assets, which consist of accruing loans ninety days or more delinquent, nonaccrual loans, and foreclosed real estate owned, were $18.1 million, or 1.86% of assets, at June 30, 2008, compared to $11.6 million, or 1.25% of assets, at December 31, 2007. Foreclosed real estate decreased to $4.4 million at June 30, 2008 from $5.9 million at December 31, 2007. Also, at June 30, 2008, foreclosed real estate owned consisted of fourteen properties with an average value of $311,000 compared to thirteen properties with an average value of $456,000 at December 31, 2007. Nonaccrual loans increased to $9.7 million at June 30, 2008 from $2.1 million at December 31, 2007. Accruing loans ninety days or more delinquent increased to $4.0 million at June 30, 2008 from $3.6 million at December 31, 2007. The average balance of nonperforming loans at June 30, 2008 was $299,000 compared to $235,000 at December 31, 2007. Since June 30, 2008, a total of $2.5 million of nonperforming loans have been brought current. The increase in the ratio of allowance for loan losses to loans from December 31, 2007 to June 30, 2008 was primarily due to an increase in valuation allowances for the recorded investment in nonperforming loans. For additional information regarding the allowance for loan losses and the Bank’s valuation allowances for nonperforming loans, see Comparison of Operating Results – Provision and Allowance for Loan Losses.

Management believes that the current level of the allowance is appropriate based on loan composition, the current level of delinquencies and other nonperforming assets, historical charge-off patterns, overall economic conditions, and other factors. The Company continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary.

Net premises and equipment increased $2.0 million, or 15.6%, to $14.6 million at June 30, 2008 compared to $12.6 million at December 31, 2007. This increase is attributable primarily to construction related to a branch relocation in Whiteville, North Carolina and the purchase of a new branch building in Little River, South Carolina. Other assets increased $1.7 million, or 10.6%, to $18.0 million mostly due to a change in deferred tax assets primarily related to an increase in the allowance for loan losses. Loans held for sale, which are funded by and collateralize a short-term borrowing at another financial institution, decreased $1.0 million, or 26.0%, since December 31, 2007 to $2.7 million at June 30, 2008 as a result of a decrease in the volume of loans sold in June.

Accrued interest receivable decreased to $4.4 million at June 30, 2008 compared to $5.0 million at December 31, 2007. The decrease in accrued interest receivable is primarily attributable to lower rates in our loan portfolio caused by action taken by the Federal Reserve to reduce interest rates over the past several months. For further discussion regarding the Federal Reserve’s rate cuts and their impact on the Bank, see Comparison of Operating Results – Interest Income. Intangible assets remained relatively unchanged during the six months ended June 30, 2008.

Borrowed funds at June 30, 2008 increased $29.7 million, or 20.9%, since December 31, 2007 primarily due to funding needs relating to loan growth and borrowed money being an attractive source of funds due to rate reductions discussed above. Borrowings are collateralized with loans available for sale, the Bank’s investment in FHLB stock, and qualifying first mortgage loans. The Bank’s investment in FHLB stock increased $1.5 million to $8.6 million at June 30, 2008 because stock ownership requirements with the FHLB are tied to the Bank’s borrowings from the FHLB.

Accrued expenses and other liabilities increased $1.3 million to $5.1 million at June 30, 2008 compared to $3.7 million at December 31, 2007. The adoption of EITF 06-4 and related accruals made during the first six months of 2008 accounted for approximately $1.1 million of the increase, with the remaining increase primarily attributable to an increase in income tax accruals due to timing of estimated tax payments. For additional information on the Company’s adoption of EITF 06-4, see Note 8 of “Notes to Consolidated Financial Statements.”

COMPARISON OF OPERATING RESULTS

Overview

The net income of the Company depends primarily upon net interest income. Net interest income is the difference between the interest earned on loans, the securities portfolio, and interest-earning deposits offset by the cost of funds, consisting principally of the interest paid on deposits and borrowings. The Company’s operations are materially affected by general economic conditions, the monetary and fiscal policies of the Federal government, and the policies of applicable regulatory authorities. Yields and costs have decreased because of actions taken by the Federal Reserve to reduce interest rates by 225 basis points during the first six months of 2008 and 325 basis points since September 18, 2007.

Net Income

The Company reported a net loss of $350,000 for the quarter ended June 30, 2008 compared to net income of $2.1 million for the quarter ended June 30, 2007. Net income for the six-month period ended June 30, 2008 decreased to $402,000, as compared to $4.2 million for the same period last year. The following analysis of the Company’s results of operations will explain the significant changes that had an effect on net income for the periods under review.

Interest Income

For the three-month period ended June 30, 2008, interest income decreased 9.3% to $14.5 million compared to $15.9 million for the prior year period. The decrease in interest income is primarily a result of the average yield decreasing 138 basis points to 6.27% for the quarter ended June 2008 compared to 7.65% for the same period a year ago, partially offset by an increase in the average balance of interest-earning assets of $88.8 million to $922.2 million. The increase in average interest earning assets is primarily the result of an increase of $83.4 million, or 10.7%, in the average balance of loans compared to the three months ended June 30, 2007.

Interest income decreased 5.3% to $29.8 million for the six-month period ended June 30, 2008, as compared to the same period a year ago. The decrease in interest income is primarily a result of the average yield decreasing 102 basis points to 6.57% for the quarter ended June 2008 compared to 7.59% for the same period a year ago, partially offset by an increase in the average balance of interest-earning assets of $79.1 million to $906.3 million. The increase in average interest earning assets is primarily the result of an increase of $75.2 million, or 9.7%, in the average balance of loans compared to the six months ended June 30, 2007. For a discussion regarding loan growth, see Financial Condition at June 30, 2008 Compared to December 31, 2007.

Interest Expense

Interest expense decreased $488,000, or 5.6%, to $8.2 million for the three-month period ended June 30, 2008, compared to $8.7 million for the same period a year ago. This decrease was caused by a reduction of 76 basis points on the average cost of interest-bearing liabilities to 3.85% from 4.61%, partially offset by a 12.9% increase in the average balance of total interest-bearing liabilities. The increase in interest-bearing liabilities is the result of a $61.4 million increase, or 9.9%, in the average balance of deposits, and an increase of $36.1 million, or 27.0%, in the average balance of borrowed funds.

Interest expense increased $237,000, or 1.4%, to $17.2 million for the six-month period ended June 30, 2008, compared to $17.0 million for the same period a year ago. This increase was caused by an 11.5% increase in the average balance of total interest-bearing liabilities for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, partially offset by a reduction of 41 basis points on the average cost of interest-bearing liabilities to 4.12% from 4.53% during the same periods. The increase in interest-bearing liabilities is the result of a $61.9 million increase, or 10.0%, in the average balance of deposits, and an increase of $24.2 million, or 18.4%, in the average balance of borrowed funds. For a discussion regarding deposit and borrowings growth, see Financial Condition at June 30, 2008 Compared to December 31, 2007.

Net Interest Income

Net interest income for the three and six-month periods ended June 30, 2008 decreased 13.7% and 13.1% to $6.3 million and $12.5 million, respectively, compared to the same periods a year ago. The Average Yield/Cost Analysis tables analyze the interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2008 compared to the same periods a year ago. As stated earlier, the decreases in the average yield were primarily the result of action taken by the Federal Reserve. The interest rate spread for the three and six-month periods ended June 30, 2008 was 2.42% and 2.45%, respectively, compared to 3.04% and 3.06% for the same periods a year ago. The decrease in interest rate spread for the three and six-month periods was primarily caused by a decrease to the average yield on interest-earning assets of 138 and 102 basis points, respectively, with a smaller decline of 76 and 41 basis points, respectively, in the average cost of interest-bearing liabilities. The yield on interest-earning assets has decreased faster than the cost of interest-bearing liabilities for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 because the Bank’s loan portfolio has repriced faster than deposits as a result of the rate cuts implemented by the Federal Reserve. As the interest rate environment becomes more stable or if interest rates rise, the Bank believes that its interest rate spread would increase, positively impacting net interest income. See Overview, Interest Income, Interest Expense, and Average Yield/Cost Analysis for further information on interest income and interest expense.

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

	For the Three Months Ended
	June 30, 2008			June 30, 2007
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
Interest-earning assets:
Interest-bearing deposits in other banks	$2,305	$16	2.78%	$4,173	$57	5.46%
Securities:
Available for sale	45,499	566	4.98%	42,905	487	4.54%
Held to maturity	4,423	56	5.06%	1,643	18	4.38%
FHLB stock	8,537	122	5.72%	6,651	100	6.01%
All loans	861,423	13,696	6.36%	778,003	15,279	7.86%

Total interest-earning assets	922,187	14,456	6.27%	833,375	15,941	7.65%

Noninterest-earning assets	44,399			33,067

Total assets	$966,586			$866,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$681,707	6,433	3.77%	$620,335	7,069	4.56%
Borrowed funds	170,142	1,765	4.15%	133,995	1,617	4.83%

Total interest-bearing liabilities	851,849	8,198	3.85%	754,330	8,686	4.61%

Noninterest-bearing liabilities	48,915			50,974

Total liabilities	900,764			805,304
Stockholders’ equity	65,822			61,138

Total liabilities and stockholders’ equity	$966,586			$866,442

Net interest income		$6,258			$7,255

Interest rate spread			2.42%			3.04%

Net yield on interest-earning assets			2.71%			3.48%

Percentage of average interest-earning assets to average interest-bearing liabilities			108.3%			110.5%

	For the Six Months Ended
(Dollars in thousands)	June 30, 2008			June 30, 2007
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
Interest-earning assets:
Interest-bearing deposits in other banks	$3,065	$50	3.26%	$4,517	$122	5.40%
Securities:
Available for sale	44,256	1,117	5.05%	42,891	977	4.56%
Held to maturity	4,457	114	5.12%	1,678	38	4.53%
FHLB stock	7,826	228	5.83%	6,552	193	5.89%
All loans	846,706	28,243	6.67%	771,547	30,077	7.80%

Total interest-earning assets	906,310	29,752	6.57%	827,185	31,407	7.59%

Noninterest-earning assets	44,462			33,166

Total assets	$950,772			$860,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$680,265	13,788	4.05%	$618,414	13,835	4.47%
Borrowed funds	155,689	3,415	4.39%	131,448	3,131	4.76%

Total interest-bearing liabilities	835,954	17,203	4.12%	749,862	16,966	4.53%

Noninterest-bearing liabilities	49,112			50,340

Total liabilities	885,066			800,202
Stockholders’ equity	65,706			60,149

Total liabilities and stockholders’ equity	$950,772			$860,351

Net interest income		$12,549			$14,441

Interest rate spread			2.45%			3.06%

Net yield on interest-earning assets			2.77%			3.49%

Percentage of average interest-earning assets to average interest-bearing liabilities			108.4%			110.3%

Provision and Allowance for Loan Losses

During the six-month period ended June 30, 2008, the Bank had net charge-offs against the allowance for loan losses of $649,000 compared to $69,000 for the same period in 2007. This increase was primarily the result of a write-down totaling $139,000 on one loan foreclosed on during the first quarter of 2008 and a write-down of $336,000 on two loans foreclosed on during the second quarter of 2008. The Bank added $3.3 million to the allowance for loan losses through the provision for loan losses for the current six-month period compared to $650,000 for the same period last year. The increase in the provision was primarily the result of an increase in valuation allowances for the recorded investment in nonperforming loans. At June 30, 2008 and 2007, the recorded investment in nonperforming loans (nonaccrual loans and accruing loans ninety days or more delinquent) was $13.7 million and $1.6 million, respectively, with corresponding valuation allowances of $2.1 million and $149,000, respectively. For information regarding the change in nonperforming loans during the first six months of 2008, see Financial Condition at June 30, 2008 Compared to December 31, 2007.

During the three-month period ended June 30, 2008, the Bank had net charge-offs against the allowance for loan losses of $431,000 compared to $68,000 for the same period in 2007. The Bank added $2.5 million to the allowance for loan losses through the provision for loan losses for the current three-month period compared to $350,000 for the same period last year. The reasons for the change in the provision for loan losses in the three-month period are the same as stated for the six-month period.

Management believes that the current level of the allowance is appropriate based on loan composition, the current level and types of delinquencies and other nonperforming assets, historical charge-off patterns, overall economic conditions, and other factors. Future increases to the allowance may be necessary due to changes in loan composition or loan volume, changes in economic or market area conditions, and other factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

Noninterest Income

Noninterest income decreased by 6.8% to $2.4 million for the six-month period ended June 30, 2008 compared to the same period a year ago. Gain on sale of loans decreased $50,000 primarily due to a decrease of income recognized on loans sold to investors as a result of a decrease in the volume of loans sold. Gain on disposal of premises and equipment decreased to $2,000 for the six months ended June 30, 2008 as compared to $271,000 for the quarter ended June 30, 2007 as a result of a gain of $275,000 recognized in February 2007 on the sale of a branch office that was relocated in Morehead City. Deposit-related fee income increased $79,000 during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The change in deposit-related fees was primarily due to increases in income associated with non-sufficient funds and ATM fees due to increases in new deposit accounts and the opening of a new branch with an ATM. Service charges and fees on loans increased $59,000 primarily as a result of increased loan settlement service fees associated with brokered loans. Earnings on bank owned life insurance and other income remained relatively constant during the six-months ended June 30, 2008 compared to the same period a year earlier.

Noninterest income decreased by 12.4% to $1.1 million for the three-month period ended June 30, 2008 compared to the same period a year ago. Gain on sale of loans decreased $234,000, deposit-related fees increased $28,000, and service charges and fees on loans increased $43,000 during the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The reasons for these changes during the three-month period are the same as those identified for the six-month period. Gain on disposal of premises and equipment, earnings on bank owned life insurance, and other income remained relatively constant during the three-months ended June 30, 2008 compared to the same period a year earlier.

Noninterest Expense

For the six-month period ended June 30, 2008, noninterest expense increased 14.6% to $11.2 million compared to $9.8 million for the same period last year. Most of the increase in noninterest expense can be attributed to other expenses increasing $466,000 mostly due to an increase of $241,000 in FDIC premiums resulting from the utilization of the Bank’s one-time credit in 2007 as discussed in the Company’s Annual Report. Compensation and fringe benefits increased $396,000, or 6.5%, due to increased staffing levels, the addition of two new full service branches since June 30, 2007, and normal increases in salaries. Loss on other real estate owned increased $314,000 mostly due to a write down of $165,000 on one property recorded during the first quarter and a loss of $67,000 on the sale of another property recorded during the second quarter. Occupancy and equipment increased $199,000 due to normal increases, the opening of two new full service branches, and the relocation of the Whiteville branch. Professional and exam consulting increased $69,000, mostly due to an increase in legal fees relating to the settlement of a lawsuit and the preparation of the Company’s Proxy Statement filed with the SEC March 14, 2008, partially due to drafting of the Cooperative Bankshares, Inc. Stock-Based Retirement Plan discussed in Note 7 of “Notes to Consolidated Financial Statements”. Advertising remained relatively unchanged during the six-month period ended June 30, 2008 compared to the six-month period ended June 30, 2007.

In the three-month period ended June 30, 2008, noninterest expense increased 14.5% to $5.6 million compared to the same period last year. Other expenses, loss on other real estate owned, compensation and fringe benefits, and occupancy and equipment increased $256,000, $91,000, 241,000, and 129,000, respectively. The reasons for the changes in the three-month period are the same as stated above for the six-month period. Advertising and professional and consulting fees remained relatively unchanged during the three-month period ended June 30, 2008 compared to the three-month period ended June 30, 2007.

Income Taxes

The effective tax rate for the six-month periods ended June 30, 2008 and 2007 was 0.2% and 36.5%, respectively. The effective tax rate for the three-month periods ended June 30, 2008 and 2007 was 50.6% and 36.8%, respectively. The change in effective tax rates for the three and six-month period ended June 30, 2008 was primarily related to the increased percentage of tax exempt income relative to total income. The percentage change was primarily due to the combined effect of a reduction in income and the purchase of preferred stock discussed in Financial Condition at June 30, 2008 compared to December 31, 2007. Earnings on bank-owned life insurance, which is non-taxable, also affected the percentage change. The Company’s 2004, 2005, 2006, and 2007 federal tax returns and 2005, 2006, and 2007 state tax returns are subject to examination by federal and state tax authorities. For further information on income taxes, see Income Taxes in “Management’s Discussion and Analysis” and Note 10 of “Notes to Consolidated Financial Statements” included in the Annual Report.

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

The following table sets forth information relating to the Company’s economic value of equity and the estimated changes under various interest rate change scenarios over a one year time horizon as of June 30, 2008 and December 31, 2007. Computation of prospective effects of hypothetical interest rate changes, such as the following computations, are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Furthermore, the computations do not contemplate any actions management could undertake in response to sudden changes in interest rates. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2007.

Market Risk Table (Dollars in thousands)
	June 30, 2008
Change in Interest Rates	Economic Value of Equity	Estimated $ Change	Estimated % Change
200 basis point rise	$62,334	$(5,768)	-8%
100 basis point rise	65,688	(2,414)	-4%
Base Scenario	68,102	—	—
100 basis point decline	68,309	207	0%
200 basis point decline	65,444	(2,658)	-4%

	December 31, 2007
Change in Interest Rates	Economic Value of Equity	Estimated $ Change	Estimated % Change

200 basis point rise	$70,405	$416	1%
100 basis point rise	71,751	1,762	3%
Base Scenario	69,989	—	—
100 basis point decline	65,453	(4,536)	-6%
200 basis point decline	58,963	(11,026)	-16%

Item 4	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1	Legal Proceedings

Not applicable

Item 1A	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition, or future results. In addition to the risks in our Annual Report on Form 10-K, we have identified the following additional risk factors:

We hold preferred stock issued by Federal National Mortgage Association (“Fannie Mae”) and Federal National Mortgage Corporation (“Freddie Mac”) in our available for sale securities portfolio for which we cannot guarantee that we will not need to record impairment charges if their market values do not recover. Impairment charges would negatively impact our earnings.

We have investments in perpetual preferred stocks issued by Fannie Mae and Freddie Mac. These investments are held in our available for sale securities portfolio. At June 30, 2008, these investments had a cost basis of $9.9 million, while the market value was $9.0 million. The continued turbulence in the housing markets, and speculation in the market about the future of Fannie Mae and Freddie Mac, have caused these investments to decline further in market value. Although we believe the recent declines in market value are temporary, we cannot guarantee that we will not need to recognize impairment charges if market values do not recover in the future. Impairment charges would negatively impact our earnings.

Cooperative Bank’s loan portfolio contains concentrations of credit to borrowers which creates special credit risk.

Credit risk is the risk that one or more of the Bank’s borrowers will not be able to repay some or all of their obligations to the Bank and is an inherent part of the Bank’s business. Concentrations of credit occur when the aggregate amount owed by one borrower, a related group of borrowers, or borrowers within an industry or group represent a relatively large percentage of the total credit extended by the Bank. Although each loan in a concentration may be of sound quality, concentrations of credit create special risks that are not present when the same loan amount is extended to a group of unrelated borrowers. Loans concentrated to one borrower depend, to a large degree, upon the financial capability and character of the individual borrower. Loans made to a related group of borrowers can be more susceptible to adverse consequences if financial problems are experienced by one or a few members of that group. At June 30, 2008, the Bank had nine borrowings relationships (related to one borrower or a related group of borrowers) that approached the Bank’s legal lending limit to one borrower (aggregate borrowings above $8.0 million). At June 30, 2008, the total principal outstanding on these borrowings relationships was $89.4 million. As of June 30, 2008, none of the loans within these borrowing relationships were considered impaired in accordance with SFAS No. 114, but an adverse classification of any of these loans could have a negative affect on our earnings.

Liquidity needs could adversely affect our results of operations and financial condition.

The primary sources of funds of the Bank are client deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments, and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

Continued deterioration in the secondary market could prevent the Bank from selling mortgage loans and, in turn, negatively impact our earnings.

We originate long-term fixed rate mortgage loans that we sell into the secondary market. We receive noninterest income from these sales which are done primarily through the Bank’s subsidiary, Lumina Mortgage. Noninterest income from these sales totaled $718,000 and $768,000 for the six months ended June 30, 2008 and 2007, respectively. Recent turbulence in this market, particularly with respect to the operations of Fannie Mae and Freddie Mac, has reduced the market’s liquidity and made it more difficult to sell these loans. Continued deterioration in the secondary market could prevent the Bank from selling mortgage loans and, in turn, negatively impact our earnings.

The risks described above and in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase any shares of its common stock during the three months ended June 30, 2008.

Item 3	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

(1) Annual Meeting of Stockholders, April 25, 2008

	FOR		WITHHELD
(a) Election of Directors	Number of Votes	% of Votes	Number of Votes	% of Votes
Paul G. Burton	5,146,629	0.8722	753,941	0.1278

H. Thompson King, III	5,146,536	0.8722	754,034	0.1278

R. Allen Rippy	5,146,621	0.8722	753,949	0.1278

The following directors are serving terms of office that continue through 2009 and 2010, as noted:

Frederick Willetts, III	2009
F. Peter Fensel, Jr.	2009
James D. Hundley	2010
O. Richard Wright, Jr.	2010

(b) The amendment of the Company’s Articles of Incorporation to provide that the number of Company directors shall be such number as shall be provided from time to time in, or in accordance with, the Company’s Bylaws

FOR		AGAINST		ABSTAIN
5,790,232	0.9813	105,670	0.0179	4,667	0.000791

(c) The approval of the Cooperative Bankshares, Inc. Stock-Based Retirement Plan for Directors

FOR		AGAINST		ABSTAIN
3,189,462	0.8162	703,155	0.1799	15,151	0.003877

(d) The ratification of the selection of Dixon Hughes PLLC as independent registered accounting firm for fiscal year 2008.

FOR		AGAINST		ABSTAIN
5,886,887	0.9977	12,608	0.0021	1,075	0.000182

Item 5	Other Information

None

Item 6	Exhibits

Exhibit 3.1	Articles of Incorporation (1)

Exhibit 3.2	Articles of Amendment to the Articles of Incorporation (2)

Exhibit 3.3	Amended and Restated Bylaws (3)

Exhibit 4.2	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of Registrant and its consolidated subsidiary.

Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32	Certificate Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Reg. No. 33- 79206) and any amendments thereto filed with the SEC.
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cooperative Bankshares, Inc.

Dated: August 8, 2008	/s/ Frederick Willetts, III
Frederick Willetts, III
President and Chief Executive Officer

/s/ Todd L. Sammons
Dated: August 8, 2008	Todd L. Sammons
Senior Vice President and Chief Financial Officer