Form 10-Q
period 2008-09-30
COOPERATIVE BANKSHARES INC
filed 2008-11-10
CIK 923529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of November 4, 2008, there were issued and outstanding 6,589,256 shares of the registrant’s Common Stock.

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(In thousands, except per share data)	September 30, 2008	December 31, 2007*
	(Unaudited)
Assets
Cash and due from banks, noninterest-bearing	$9,665	$9,883
Interest-bearing deposits in other banks	2,362	3,910

Total cash and cash equivalents	12,027	13,793

Securities:
Available for sale (amortized cost of $36,155 at September 30, 2008 and $40,868 at December 31, 2007)	36,064	40,810
Held to maturity (estimated market value of $3,329 at September 30, 2008 and $4,532 at December 31, 2007)	3,326	4,512
FHLB stock	8,735	7,085
Loans held for sale	1,672	3,680

Loans	882,802	820,104
Less allowance for loan losses	15,016	8,788

Net loans	867,786	811,316

Other real estate owned	6,672	5,924
Accrued interest receivable	4,156	5,003
Premises and equipment, net	14,632	12,609
Intangible assets	5,768	5,792
Other assets	21,541	16,299

Total assets	$982,379	$926,823

Liabilities and Stockholders’ Equity
Deposits	$709,469	$714,892
Short-term borrowings	97,687	18,371
Escrow deposits	1,222	522
Accrued interest payable	593	588
Accrued expenses and other liabilities	4,709	3,743
Long-term obligations	113,525	123,530

Total liabilities	927,205	861,646

Stockholders’ equity:
Preferred stock, $1 par value: 3,000 shares authorized, no shares issued and outstanding at September 30, 2008 or December 31, 2007	—	—
Common stock, $1 par value: 14,000 shares authorized, 6,589 and 6,554 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	6,589	6,554
Additional paid-in capital	3,466	3,240
Accumulated other comprehensive loss	(56)	(36)
Common stock held in grantor trust—23 shares in 2008, no shares in 2007	(191)	—
Deferred compensation payable in common stock	191	—
Retained earnings	45,175	55,419

Total stockholders’ equity	55,174	65,177

Total liabilities and stockholders’ equity	$982,379	$926,823

Book value per common share	$8.37	$9.94

*	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest and dividend income:
Loans	$13,588	$15,959	$41,830	$46,035
Securities	557	555	1,788	1,570
Other	7	79	57	201
Dividends on FHLB stock	62	106	291	299

Total interest and dividend income	14,214	16,699	43,966	48,105

Interest expense:
Deposits	5,971	7,508	19,759	21,343
Short-term borrowings	513	341	1,005	949
Long-term obligations	1,313	1,379	4,236	3,902

Total interest expense	7,797	9,228	25,000	26,194

Net interest income	6,417	7,471	18,966	21,911
Provision for loan losses	4,150	350	7,475	1,000

Net interest income after provision for loan losses	2,267	7,121	11,491	20,911

Noninterest income:
Gain on sale of loans	217	345	935	1,113
Service charges and fees on loans	79	133	330	325
Deposit-related fees	569	572	1,672	1,596
Gain (loss) on disposal of premises and equipment	(1)	—	1	271
Earnings on bank-owned life insurance	90	89	268	274
Loss on investments	(9,087)	—	(9,087)	—
Other income, net	66	59	192	170

Total noninterest income	(8,067)	1,198	(5,689)	3,749

Noninterest expense:
Compensation and fringe benefits	3,315	3,103	9,781	9,173
Occupancy and equipment	1,145	1,054	3,270	2,979
Professional and consulting fees	262	123	754	547
Advertising	151	135	411	414
Loss on other real estate owned	450	27	757	18
Other	825	603	2,374	1,687

Total noninterest expense	6,148	5,045	17,347	14,818

Income (loss) before income taxes	(11,948)	3,274	(11,545)	9,842
Income tax expense (benefit)	(3,008)	1,167	(3,007)	3,566

Net income	$(8,940)	$2,107	$(8,538)	$6,276

Net income (loss) per common share:
Basic	$(1.36)	$0.32	$(1.30)	$0.96
Diluted	$(1.36)	$0.32	$(1.30)	$0.95

Weighted average common shares outstanding:
Basic	6,589	6,549	6,580	6,530
Diluted	6,589	6,646	6,580	6,640

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands, except per share data)	Common Stock $1 Par Value*	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held in Grantor Trust	Retirement Payable in Common Stock	Total Stockholders’ Equity
Balance, December 31, 2007	$6,554	$3,240	$(36)	$55,419	$—	$—	$65,177
Adjustment from adoption of EITF 06-4	—	—	—	(1,048)	—	—	$(1,048)
Exercise of stock options	35	137	—	—	—	—	172
Tax benefit of stock options exercised	—	76	—	—	—	—	76
Other comprehensive loss, net of taxes	—	—	(20)	—	—	—	(20)
Net loss	—	—	—	(8,538)	—	—	(8,538)
Stock-based compensation	—	13	—	—	—	—	13
Cash dividends declared ($.10 per share)	—	—	—	(658)	—	—	(658)
Establishment of grantor trust for Stock-Based Retirement Plan for Directors	—	—	—	—	(191)	191	—

Balance, September 30, 2008	$6,589	$3,466	$(56)	$45,175	$(191)	$191	$55,174

*	Since par value per share is $1, the dollar amounts in the common stock column are equal to the number of common shares.

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Nine Months Ended September 30,
	2008	2007
Net income (loss)	$(8,538)	$6,276
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net accretion and amortization	62	(19)
Depreciation	884	788
Impairment charge on securities available for sale	9,087	—
Gain on sale of loans	(935)	(1,113)
Deferred tax benefit	(4,500)	(374)
Gain on disposal of premises and equipment	(1)	(271)
(Gain) loss on sales of other real estate owned	65	(8)
Valuation losses on other real estate owned	530	—
Provision for loan losses	7,475	1,000
Proceeds from sales of loans	61,032	78,289
Loan originations held for sale	(58,089)	(74,905)
Earnings on bank-owned life insurance	(268)	(274)
Stock based compensation	13	8
Changes in assets and liabilities:
Accrued interest receivable	760	(777)
Other assets	(461)	133
Accrued interest payable	5	153
Accrued expenses and other liabilities	166	(200)

Net cash provided by operating activities	7,287	8,706

Purchases of securities available for sale	(19,910)	(5,496)
Proceeds from maturity of securities available for sale	15,000	6,475
Proceeds from maturity of securities held to maturity	1,000	1,000
Repayments of mortgage-backed securities available for sale	490	508
Repayments of mortgage-backed securities held to maturity	192	209
Purchases of FHLB stock	(7,950)	(4,511)
Proceeds from redemption of FHLB stock	6,300	3,915
Net increase in loans	(65,150)	(46,728)
Proceeds from disposals of foreclosed real estate	375	87
Net expenditures on foreclosed real estate	(245)	—
Purchases of premises and equipment	(3,026)	(2,585)
Proceeds from sales of premises and equipment	120	—
Cash paid for Bank of Jefferson acquisition	—	(5,641)
Cash and cash equivalents acquired with Bank of Jefferson acquisition	—	3,037

Net cash used in investing activities	(72,804)	(49,730)

Net increase (decrease) in deposits	(5,421)	33,731
Net proceeds (repayments) on short-term borrowings	59,316	(525)
Repayments on long-term obligations	(15,005)	(5)
Proceeds from long-term obligations	25,000	10,000
Proceeds from issuance of common stock, net	172	161
Dividends paid	(986)	(979)
Net change in escrow deposits	599	450
Tax benefit of stock options exercised	76	156

Net cash provided by financing activities	63,751	42,989

Increase (decrease) in cash and cash equivalents	(1,766)	1,965

Cash and cash equivalents:
Beginning of period	13,793	17,015

End of period	$12,027	$18,980

(Continued)

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

(In thousands)	Nine Months Ended September 30,
	2008	2007
Cash paid for:
Interest	$24,995	$26,035
Income taxes	1,545	3,922

Summary of noncash investing and financing activities:
Transfer from recorded investment in loans to other real estate owned	7,383	385
Unrealized gain (loss) on securities available for sale, net of taxes	(20)	241
Loans to facilitate the sale of other real estate owned	5,095	—
Long-term obligations reclassified to short-term borrowings	20,000	10,000
Short-term borrowings reclassified to long-term obligations	—	10,000

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements

1.	Accounting Policies: The significant accounting policies followed by Cooperative Bankshares, Inc. (“Bankshares”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management’s opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary under all circumstances and should be read in conjunction with the consolidated financial statements and notes thereto included in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2008. The results of operations for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

2.	Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts and transactions of Bankshares, its wholly owned subsidiary, Cooperative Bank (the “Bank”), and the Bank’s wholly owned subsidiary, Lumina Mortgage Company, Inc. (“Lumina”). Bankshares, the Bank, and Lumina are collectively referred to herein as the “Company.” All significant intercompany transactions have been eliminated. Bankshares wholly owns Cooperative Bankshares Capital Trust I and Cooperative Bankshares Capital Trust II, which are not consolidated in these financial statements due to the Company’s adoption of FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.”

Certain items included in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications have no effect on the net income or stockholders’ equity as previously reported.

All information in the “Notes to Consolidated Financial Statements” has been presented in thousands, except percentage, time period, and per share data.

3.	Earnings Per Share: Basic earnings per share (“basic EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share (“diluted EPS”) is calculated by dividing net income by the sum of the weighted average number of common shares outstanding and potential common stock. Potential common stock consists of additional common stock that would have been outstanding as a result of the exercise of dilutive stock options. In determining the number of shares of potential common stock, the treasury stock method was applied by the Company. This method assumes that the number of shares issuable upon exercise of stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise plus any unrecognized stock-based compensation expenses.

The following table presents net income (loss) available to common stockholders and the average number of shares outstanding for the periods below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(8,940)	$2,107	$(8,538)	$6,276

Shares for basic EPS	6,589	6,549	6,580	6,530
Dilutive effect of stock options	—	97	—	110

Shares for diluted EPS	6,589	6,646	6,580	6,640

For the three and nine-month period ended September 30, 2008, there were 271 and 278 options, respectively, that were antidilutive because of either a net loss in the period presented or the exercise price of those options exceeded the average market price of the Company’s common stock. There were no options outstanding that were antidilutive for the three and nine-month period ended September 30, 2007.

4.	Comprehensive Income (Loss): Comprehensive income (loss) includes net income (loss) and all other changes to the Company’s equity, with the exception of transactions with stockholders (“other comprehensive income (loss)”). The Company’s only components of other comprehensive income (loss) relate to unrealized gains and losses and a reclassification to realized loss on available for sale securities.

The following table sets forth the components of other comprehensive income (loss) and total comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(8,940)	$2,107	$(8,538)	$6,276

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	(8,294)	519	(9,120)	391
Reclassification to realized loss	9,087	—	9,087	—
Income tax benefit (expense)	(307)	(201)	13	(150)

Other comprehensive income (loss)	486	318	(20)	241

Comprehensive income (loss)	$(8,454)	$2,425	$(8,558)	$6,517

5.	Stock-Based Compensation: Bankshares had a stock option plan in effect at September 30, 2008 and recognized related costs in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”). Bankshares issued 5 options in both the nine months ended September 30, 2008 and 2007. Option related compensation cost for the three and nine months ended September 30, 2008 was $4 and $13, respectively. Option related compensation cost for the three and nine months ended September 30, 2007 was $1 and $8, respectively.

The following table presents information related to Bankshares’ stock option plan as of September 30, 2008 and changes during the nine-month period then ended:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	308	$9.77
Exercised	35	4.91
Expired	9	12.71
Granted	5	9.91

Outstanding at September 30, 2008	269	$10.31	5.29	$40

Exercisable at September 30, 2008	254	$10.15	5.05	$40

For the three months ended September 30, 2008 and 2007, the intrinsic value of options exercised was $5 and $25, respectively. For the nine months ended September 30, 2008 and 2007, the intrinsic value of options exercised was $223 and $416, respectively.

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

As a part of its normal business operations, the Company originates mortgage loans that have been approved by secondary investors. The terms of the loans are set by the secondary investors and are transferred within several weeks of the Company initially funding the loan. Between the initial funding of the loans by the Company and the subsequent purchase by the investor, the Company carries the loans on its balance sheet at cost, which approximates fair value due to the short duration of time between loan funding and subsequent sale. If, at any time, the Company determines that the fair value of any loan held for sale is less than its cost, an adjustment is made to carry such loans at fair value. The fair value of loans held for sale is based on the price secondary market investors are currently offering for loans with similar characteristics. Therefore, the Company classifies loans available for sale, subject to nonrecurring fair value adjustments, as Level 2.

The Company does not record loans at fair value on a recurring basis. However, loans considered impaired, within the definition of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” are individually evaluated for impairment. Under SFAS No. 114, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the payments of principal and interest according to the terms of the original loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the original contractual interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

The Company records written loan commitments at fair value on a recurring basis in accordance with Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” These assets are classified as recurring Level 3. The fair value of written loan commitments is recorded based on the anticipated gain on those commitments outstanding expected to fund. Gains and losses related to the change in fair value of written loan commitments are recorded through earnings as gain on sale of loans.

Other real estate owned is recorded at the estimated fair value of the property less estimated costs to sell. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

The table below presents the recorded investment in assets measured at fair value on a recurring basis. No liabilities are recorded at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Securities available for sale	$36,064	$502	$35,562	$—
Written loan commitments	32	—	—	32

Total assets at fair value	$36,096	$502	$35,562	$32

The table below presents a reconciliation of the beginning and ending balances of Level 3 assets recorded on a recurring basis:

Recurring Level 3 Item	Beginning Balance, December 31, 2007	Gains and Losses Included in Earnings	Gains and Losses Reported Through Change in Net Assets	Purchases, Sales, Issuances, and Settlements, Net	Net Transfer In (Out) of Level 3	Ending Balance, September 30, 2008
Written loan commitments	$—	$32	$—	$—	$—	$32

The table below presents the recorded investment in assets measured at fair value on a nonrecurring basis. Impaired loans reported at fair value are classified as nonaccrual and are measured at cost with a corresponding valuation allowance, such that the net amount is representative of fair value. The balance of impaired loans, which had no corresponding valuation allowance, totals $2,293 at September 30, 2008. Of our recorded investment in Level 2 and Level 3 impaired loans measured at fair value, the Company maintains a corresponding valuation allowance in the amounts of $447 and $4,763, respectively. No liabilities are recorded at fair value on a nonrecurring basis.

	Total	Level 1	Level 2	Level 3
Loans held for sale	$1,672	$—	$1,672	$—
Impaired loans	21,130	—	1,882	19,248
Other real estate owned	6,672	—	641	6,031

Total assets at fair value	$29,474	$—	$4,195	$25,279

7.

Benefit Plans: On April 25, 2008, the Company’s stockholders approved the Cooperative Bankshares, Inc. Stock-Based Retirement Plan for Directors (the “Plan”). The Plan was approved by the Company’s Board of Directors on February 20, 2008. The Plan was implemented to allow directors with a director retirement agreement with the Bank to make a one-time irrevocable election to substitute their benefits under their director retirement agreement with benefits under the Plan. All directors serving on the Company’s Board of Directors as of April 25, 2008, the effective date of the Plan, were eligible to participate. Directors electing to substitute their benefits may have elected on or before May 25, 2008 to transfer the value of their accrued benefit under their director retirement agreement to a grantor trust established for the Plan.

As of April 24, 2008, the Company’s eligible directors had $191 in the aggregate accrued under their director retirement agreements with the Bank. All eligible directors elected to substitute their director retirement agreements with benefits under the Plan and, as a result, 23 shares of Company common stock are being held in the Plan grantor trust. These shares have been classified in equity as common stock held in grantor trust. The related retirement obligation payable in common stock is also classified in equity. The Plan does not permit diversification into securities other than the Company’s common stock and the obligation to the participants must be settled by the delivery of a fixed number of shares of the Company’s common stock. For additional information regarding the Plan, see the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2008. For additional information regarding other benefit plans of the Bank, see Note 8 of “Notes to Consolidated Financial Statements” included in the Annual Report.

8.	Goodwill Testing: In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is tested for impairment annually. If certain events occur, an additional impairment test may be required. While there have been certain adverse economic developments since our last goodwill impairment test, no event had occurred that warrants testing of goodwill prior to our annual evaluation. Our annual evaluation for goodwill impairment will occur in the fourth quarter.

9.	Securities Available for Sale: Securities available for sale at September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007
Amortized cost	$36,155	$40,868
Gross unrealized losses	(333)	(359)
Gross unrealized gains	242	301

Fair value	$36,064	$40,810

Included in securities available for sale at September 30, 2008 were 100 shares of the Federal Home Loan Mortgage Corporation (“Freddie Mac”) Series Z preferred stock with an adjusted cost basis of $160 and 286 shares of the Federal National Mortgage Association (“Fannie Mae”) Series S preferred stock with an adjusted cost basis of $623. The market values of these Freddie Mac and Fannie Mae securities were equal to the adjusted cost basis as a result of an other-than-temporary impairment charge at September 30, 2008, as previously announced.

This non-cash, other-than-temporary impairment charge totaling $9.1 million, partially offset by a related tax benefit of $1.8 million, is a result of the U.S. government’s actions, including placing Fannie Mae and Freddie Mac under conservatorship, giving control of their management to their regulator, the Federal Housing Finance Agency, and prohibiting Fannie Mae and Freddie Mac from paying dividends on their existing common and preferred stock. As a result of a change in tax law enacted in October 2008, the Company expects to record an additional related tax benefit of $1.7 million in the fourth quarter of 2008.

Management will continue to evaluate all securities to determine whether any further declines in value are other-than-temporary. This evaluation considers, among other things, the extent and duration of the impairment, the Company’s ability and intent to hold these securities into the foreseeable future, the issuers’ credit ratings, and any actions taken by the United States Congress. If management determines that it is not probable that the market value of these securities will recover to the Company’s adjusted cost, the Company would record a charge to earnings to reflect the other-than-temporary impairment of the securities.

10.	Allowance for Loan Losses and Nonperforming Loans: Activity in the allowance for loan losses for the three and nine months ended September 30, 2008 and 2007 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$11,464	$8,367	$8,788	$7,786
Provision for loan losses	4,150	532	7,475	1,182
Loans charged-off	(609)	(162)	(1,269)	(244)
Recoveries	11	8	22	21

Balance at end of period	$15,016	$8,745	$15,016	$8,745

The following is a summary of nonperforming loans at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Loans past due ninety days or more and still accruing interest	$1,481	$3,560
Nonaccrual loans	21,130	2,083
Other troubled debt restructurings	812	—

Total	$23,423	$5,643

At September 30, 2008, $21,117 of the recorded investment in loans considered impaired in accordance with SFAS No. 114 had a corresponding valuation allowance of $5,210. At December 31, 2007, $1,661 of the recorded investment in loans considered impaired in accordance with SFAS No. 114 had a corresponding valuation allowance of $213. The recorded investment in impaired loans with no corresponding valuation allowance was $2,306 and $3,982 at September 30, 2008 and December 31, 2007, respectively.

Included in the preceding table are loans considered troubled debt restructurings in accordance with SFAS No. 15. At September 30, 2008, the Company’s investment in troubled debt restructurings totaled $5,763. Of this amount, $4,951 has been placed on nonaccrual status and is included in the balance of nonaccrual loans in the table above. The remaining balance of $812 has been included in other troubled debt restructurings in the table above. The Company’s commitments to lend additional funds to the borrowers of troubled debt restructurings totaled $70 at September 30, 2008. The Company did not hold any loans considered troubled debt restructurings at December 31, 2007.

For additional information regarding the allowance for loan losses and the Bank’s valuation allowances for nonperforming loans, see Financial Condition at September 30, 2008 Compared to December 31, 2007 and Comparison of Operating Results – Provision and Allowance for Loan Losses in “Management’s Discussion and Analysis” included in this report. Also see Note 1 of “Notes to Consolidated Financial Statements” included in the Annual Report.

11.	Recent Accounting Pronouncements: In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The Company’s adoption of FSP 157-3, which is effective for the quarter ended September 30, 2008, did not have a significant impact on the Company’s consolidated financial statements.

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

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, EITF 06-4 would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. The Company’s adoption of EITF 06-4 on January 1, 2008 resulted in an adjustment to the carrying value of liabilities with an offsetting adjustment to the opening balance of retained earnings of $1,048. Net related compensation cost for the three and nine months ended September 30, 2008 was $33 and $108, respectively.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 supersedes Staff Accounting Bulletin No. 105 by requiring that the expected net future cash flows related to servicing a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Due to the adoption of SAB 109 on January 1, 2008, the Company recognized additional income of $32 for the nine months ended September 30, 2008.

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

Forward-Looking Statements

This quarterly report, as well as other written communications made from time to time by Cooperative Bankshares, Inc. and subsidiary, and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections, such as earnings projections, necessary tax provisions, and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements may be identified by the use of such words as “intend,” “believe,” “expect,” “should,” “planned,” “estimated” and “potential.” For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA. The Company’s ability to predict future results is inherently uncertain and the Company cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. These factors include, among others, changes in market interest rates and general and regional economic conditions, changes in government regulations, changes in accounting principles, the potential impact of the Company’s participation in the United States Department of the Treasury’s Troubled Asset Relief Program’s Capital Purchase Program, and the quality or composition of the loan and investment portfolios. Additional factors that may affect our results are discussed under “Item 1A Risk Factors” in the Company’s Quarterly Reports on Form 10-Q and in its Annual Report on Form 10-K, each filed with the Securities and Exchange Commission (the “SEC”), which are available at the SEC’s website (www.sec.gov) and to which reference is hereby made. These factors should be considered in evaluating the forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date of those documents. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. Except to the extent required by applicable law or regulation, the Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

General

Cooperative Bankshares, Inc. (“Bankshares”) is a registered bank holding company incorporated in North Carolina in 1994. Bankshares is the parent company of Cooperative Bank (the “Bank”), a North Carolina chartered commercial bank headquartered in Wilmington, North Carolina. Cooperative Bank was chartered in 1898. As of September 30, 2008, the Bank provided financial services through twenty-two offices in North Carolina and three offices in South Carolina.

The Bank’s subsidiary, Lumina Mortgage Company, Inc. (“Lumina”), is a mortgage banking firm originating and selling residential mortgage loans through five offices in North Carolina. Bankshares, the Bank, and Lumina are collectively referred to herein as the “Company.”

The Bank opened its new Whiteville, North Carolina, branch in May, which was a relocation of another branch in the same town. The Bank is currently expanding into South Carolina as evidenced by the opening of a full service branch in Little River, South Carolina in July and another full service branch in Myrtle Beach, South Carolina in September. Lastly, the Bank closed its Corolla loan production office on August 1, 2008 and Lumina closed its Southport office on October 16, 2008.

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

Management Strategy

The Bank’s lending activities have traditionally concentrated on the origination of loans for the purpose of constructing, financing, or refinancing residential properties. In recent years, the Bank has emphasized the origination of secured and unsecured commercial and consumer loans and equity lines of credit. The Bank plans to de-emphasize commercial real estate lending in the future to minimize our credit concentration risk. As of September 30, 2008, $714.3 million, or 80.7%, of the Bank’s loan portfolio, which excludes loans held for sale, consisted of loans secured by residential properties as compared to $652.7 million, or 79.4%, at December 31, 2007. The Bank originates adjustable rate and fixed rate loans. As of September 30, 2008, adjustable rate and fixed rate loans totaled 64.6% and 35.4%, respectively, of the Bank’s total loan portfolio.

The Bank has chosen to sell a large percentage of its fixed rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to invest these funds in other loans, while increasing fee income and reducing interest rate risk.

Interest Rate Sensitivity Analysis

Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be examined using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when interest rate sensitive assets exceed interest rate sensitive liabilities. Gap is considered negative when interest rate sensitive liabilities exceed interest rate sensitive assets. At September 30, 2008, the Company had a one-year positive gap position of 9.4% compared to a positive gap position of 17.8% at December 31, 2007. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income, while a negative gap would tend to adversely affect net interest income. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income.

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

Liquidity

The Company’s goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses, and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, proceeds from loan sales, growth in deposits, income from operations, and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta (“FHLB”) in an amount of up to 30% of the Bank’s total assets. At September 30, 2008, the Bank’s borrowed funds from the FHLB totaled $155.1 million, or 15.8% of its total assets. The Bank has also been granted a line of credit by the Federal Reserve Bank of Richmond (the “FRB”) in an amount of up to 75% of qualifying construction real estate loans. At September 30, 2008, the Bank’s borrowed funds from the FRB totaled $39.2 million of the total available line of $272.5 million. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions, and competition.

At September 30, 2008, the estimated market value of liquid assets (cash, cash equivalents, marketable securities, and loans held for sale) was approximately $53.1 million, which represented 5.8% of deposits and borrowed funds, compared to $62.8 million, or 7.3% of deposits and borrowed funds, at December 31, 2007. The decrease in liquid assets was due to decreases in cash, marketable securities, and loans held for sale.

The Company’s primary uses of liquidity are to fund loans and to purchase investments. Management considers current liquidity levels adequate to meet the Company’s cash flow requirements. However, if a disproportionate change exists between loans and deposits such that the Company experiences a need for liquidity, management may need to increase the Company’s utilization of funding sources, such as an increased use of brokered deposits, additional borrowings, or loan sales.

Off-Balance Sheet Arrangements and Contractual Commitments

At September 30, 2008, outstanding off-balance sheet commitments to extend credit totaled $86.7 million, and the undisbursed portion of construction loans was $67.6 million. The Company continued to be obligated to make future payments under contracts, such as debt and lease agreements, the amounts of which were consistent with the amounts at December 31, 2007, other than two new leases signed with aggregate future payments of $1.2 million, an increase in borrowed funds of $69.3 million, and an decrease in deposits of $5.4 million at September 30, 2008. For further information on the Company’s off-balance sheet arrangements and contractual commitments, see the discussion regarding deposits and borrowed funds in Financial Condition at September 30, 2008 Compared to December 31, 2007.

Capital

Stockholders’ equity at September 30, 2008, was $55.2 million, a decrease of 15.3% from $65.2 million at December 31, 2007. The change in capital position at September 30, 2008 reflects the impact of a net loss of $8.5 million which includes a $9.1 million other-than-temporary impairment charge on securities available for sale in September 2008, a $1.0 million adjustment due to the Company’s adoption of Emerging Issues Task Force Issue No. 06-4 (“EITF 06-4”) in January 2008, and the declaration of cash dividends of $658,000. Stockholders’ equity at September 30, 2008 includes an unrealized loss net of tax of $56,000, compared to an unrealized loss net of tax of $36,000 at December 31, 2007, on securities available for sale marked to estimated fair market value. See Note 9 and Note 8 of “Notes to Consolidated Financial Statements” for additional information regarding the other-than-temporary impairment charge and the adoption of EITF 06-4, respectively.

Under the capital regulations of the Federal Deposit Insurance Corporation (“FDIC”), the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (“Tier I”) capital to average adjusted assets of at least 3.00% if a particular institution has the highest examination rating and at least 4.00% for all others. At September 30, 2008, the Bank’s leverage capital ratio was 6.52%. Based on this capital ratio, the Bank is considered well capitalized under the regulatory framework for prompt corrective action at September 30, 2008. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain a ratio of risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is defined as Tier I capital plus the balance of the allowance for loan losses. At September 30, 2008, the Bank had a ratio of qualifying total capital to risk-weighted assets of 8.99%. Based on this capital ratio, the Bank is considered adequately capitalized under the regulatory framework for prompt corrective action at September 30, 2008. Because the Bank’s qualifying total capital to risk-weighted assets has dropped below 10.00%, the Bank was required to apply for a waiver from the FDIC to obtain additional brokered deposits. This waiver, applied for through March 31, 2009, would allow the Bank to solicit brokered deposits. The Bank is awaiting a response to its waiver request from the FDIC.

To address this change in capital and act to restore all capital ratios to well-capitalized levels, the Company has implemented a capital restoration plan. In addition to cost savings measures and several other items, the Company’s Board of Directors voted to suspend payment of the quarterly cash dividend on the Company’s common stock. The Board will reevaluate the payment of a quarterly dividend at the appropriate time. In addition, the Company is evaluating its potential participation with the United States Department of the Treasury (the “Treasury”) as part of the Troubled Asset Relief Program’s (“TARP”) Capital Purchase Program. Pursuant to this TARP Capital Purchase Program, companies issue to the Treasury shares of preferred stock bearing a dividend of 5% per annum for five years and 9% thereafter. With the issuance of this preferred stock, companies also grant warrants to the Treasury to purchase a number of common shares having an aggregate market price equal to 15% of the preferred stock. Although there are no assurances that the Company will participate in the program, if the Company were to participate in the TARP Capital Purchase Program, the maximum amount the Company would be eligible to receive is approximately $24.6 million.

Bankshares, as a bank holding company, is also subject, on a consolidated basis, to the capital adequacy guidelines of the Board of Governors of the Federal Reserve (the “Federal Reserve Board”). The capital requirements of the Federal Reserve Board are substantially similar to those of the FDIC governing the Bank. At September 30, 2008, the Company exceeded all of its capital requirements. Management expects the Company to continue to exceed these capital requirements.

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

FINANCIAL CONDITION AT SEPTEMBER 30, 2008 COMPARED TO DECEMBER 31, 2007

The Company’s total assets increased 6.0% to $982.4 million at September 30, 2008, compared to $926.8 million at December 31, 2007. Asset growth was primarily attributable to an increase of $62.7 million, or 7.6%, in loans. Loan growth was funded by an increase in borrowings of $69.3 million, or 48.8%, partially offset by a reduction in deposits of $5.4 million, or 0.8%, as a result of borrowings being a more cost effective means of funding. The increase in loans during the nine months ended September 30, 2008 was primarily the result of the Bank’s expanded and improved branch network and the Bank’s emphasis on increasing mortgage, consumer, and line of credit loan production. The majority of the loan growth occurred in one-to-four family residential loans, which grew $62.0 million, or 15.6%, to $460.9 million and multi-family residential loans, which grew $13.6 million, or 85.3%, to $29.5 million from December 31, 2007. Loan growth in these categories was partially offset by a reduction in construction and land development loans of $9.6 million, or 4.3%, from December 31, 2007. Investment securities available for sale decreased $4.7 million, or 11.6%, from $40.8 million to $36.1 million. This decrease is primarily attributable to several investments that were called during the first quarter of 2008, partially offset by the purchases of several investments including preferred stock from the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”) with an aggregate market value of $783,000 after the other-than-temporary impairment charges discussed in Note 9 of “Notes to Consolidated Financial Statements.”

At September 30 2008, the Bank’s allowance for loan losses was $15.0 million, or 1.70% of loans, compared to $8.8 million, or 1.07% of loans, at December 31, 2007. The Company’s nonperforming assets, which consist of accruing loans ninety days or more delinquent, nonaccrual loans, troubled-debt restructurings, nonperforming investments, and foreclosed real estate owned, were $30.9 million, or 3.14% of assets, at September 30, 2008, compared to $11.6 million, or 1.25% of assets, at December 31, 2007. Nonaccrual loans increased to $21.1 million at September 30, 2008 from $2.1 million at December 31, 2007. Foreclosed real estate increased to $6.7 million at September 30, 2008 from $5.9 million at December 31, 2007. Also, at September 30, 2008, foreclosed real estate owned consisted of twenty-one properties with an average value of $318,000 compared to thirteen properties with an average value of $456,000 at December 31, 2007. Accruing loans ninety days or more delinquent decreased to $1.5 million at September 30, 2008 from $3.6 million at December 31, 2007. Other troubled debt restructurings, which consists of those troubled debt restructurings still accruing, increased to $812,000, at September 30, 2008 from $0 at December 31, 2007. Nonperforming investments at September 30, 2008 consist of the Company’s investments in the preferred stock of Freddie Mac and Fannie Mae and totaled $783,000 compared to $0 at December 31, 2008. The average balance of nonperforming loans at September 30, 2008 was $384,000 compared to $235,000 at December 31, 2007. The increase in the ratio of allowance for loan losses to loans from December 31, 2007 to September 30, 2008 was primarily due to an increase in valuation allowances for the recorded investment in nonperforming loans, as well as additional qualitative adjustments used in the allowance model allocated to the remainder of the portfolio given current market conditions. For additional information regarding the allowance for loan losses and the Bank’s valuation allowances for nonperforming loans, see Comparison of Operating Results – Provision and Allowance for Loan Losses.

Management believes that the current level of the allowance is appropriate based on loan composition, the current level of delinquencies and other nonperforming assets, historical charge-off patterns, overall economic conditions, and other factors. The Company continues to evaluate the loan and real estate portfolios to provide loss reserves as considered necessary.

Net premises and equipment increased $2.0 million, or 16.0%, to $14.6 million at September 30, 2008 compared to $12.6 million at December 31, 2007. This increase is attributable primarily to construction related to a branch relocation in Whiteville, North Carolina, the purchase of a new branch building in Little River, South Carolina, and construction related to the opening of a new branch in Myrtle Beach, South Carolina. Other assets increased $5.2 million, or 32.2%, to $21.5 million mostly due to a change in deferred tax assets primarily related to an increase in the allowance for loan losses and other-than-temporary impairment charges on securities available for sale. Loans held for sale, which are funded by and collateralize a short-term borrowing at another financial institution, decreased $2.0 million, or 54.6%, since December 31, 2007 to $1.7 million at September 30, 2008 as a result of a decrease in the volume of loans made in September with the intent to sell.

Accrued interest receivable decreased to $4.2 million at September 30, 2008 compared to $5.0 million at December 31, 2007. The decrease in accrued interest receivable is primarily attributable to lower rates in our loan portfolio caused by action taken by the Federal Reserve to reduce interest rates during the first several months of 2008. For further discussion regarding the Federal Reserve’s rate cuts and their impact on the Bank, see Comparison of Operating Results – Interest Income. Intangible assets remained relatively unchanged during the nine months ended September 30, 2008.

Borrowed funds at September 30, 2008 increased $69.3 million to $211.2 million since December 31, 2007 primarily due to funding needs relating to loan growth and borrowed money being an attractive source of funds due to rate reductions discussed above. Borrowings are collateralized with loans available for sale, the Bank’s investment in FHLB stock, qualifying first mortgage loans, and qualifying construction real estate loans. The Bank’s investment in FHLB stock increased $1.7 million to $8.7 million at September 30, 2008 because stock ownership requirements with the FHLB are tied to the Bank’s borrowings from the FHLB.

Accrued expenses and other liabilities increased $1.0 million to $4.7 million at September 30, 2008 compared to $3.7 million at December 31, 2007. The adoption of EITF 06-4 and related accruals made during the first nine months of 2008 accounted for approximately a $1.2 million increase, partially offset by a reduction in dividends payable of $328,000. For additional information on the Company’s adoption of EITF 06-4, see Note 8 of “Notes to Consolidated Financial Statements.”

COMPARISON OF OPERATING RESULTS

Overview

The net income of the Company depends primarily upon net interest income. Net interest income is the difference between the interest earned on loans, the securities portfolio, and interest-earning deposits offset by the cost of funds, consisting principally of the interest paid on deposits and borrowings. The Company’s operations are materially affected by general economic conditions, the monetary and fiscal policies of the Federal government, and the policies of applicable regulatory authorities. Yields and costs have decreased primarily because of actions taken by the Federal Reserve to reduce interest rates by 225 basis points during the first nine months of 2008 and an additional 100 basis points during the last four months of 2007.

Net Income

The Company reported a net loss of $8.9 million for the quarter ended September 30, 2008 compared to net income of $2.1 million for the quarter ended September 30, 2007. The net loss for the nine-month period ended September 30, 2008 was $8.5 million, as compared to net income of $6.3 million for the same period last year. The following analysis of the Company’s results of operations will explain the significant changes that had an effect on net income (loss) for the periods under review.

Interest Income

For the three-month period ended September 30, 2008, interest income decreased 14.9% to $14.2 million compared to $16.7 million for the prior year period. The decrease in interest income is primarily a result of the average yield decreasing 163 basis points to 6.06% for the quarter ended September 2008 compared to 7.69% for the same period a year ago, partially offset by an increase in the average balance of interest-earning assets of $68.7 million to $937.7 million. In addition to the impact of rate cuts described earlier, the rise in nonaccrual loans has resulted in the reversal of unpaid accrued interest, which accounted for an 8 basis point decrease of the average yield during the quarter ended September 30, 2008 compared to the prior year period. The increase in average interest earning assets is primarily the result of an increase of $71.1 million, or 8.8%, in the average balance of loans compared to the three months ended September 30, 2007. This increase in the average balance of loans was partially offset by a reduction of $4.5 million in the average balance of interest-bearing deposits for the three months ended September 30, 2008 compared to the same period a year earlier.

Interest income decreased 8.6% to $44.0 million for the nine-month period ended September 30, 2008, as compared to the same period a year ago. The decrease in interest income is primarily a result of the average yield decreasing 124 basis points to 6.39% for the nine months ended September 30, 2008 compared to 7.63% for the same period a year ago, partially offset by an increase in the average balance of interest-earning assets of $75.7 million to $916.8 million. The rise in nonaccrual loans accounted for a 7 basis point decrease of the average yield during the nine months ended September 30, 2008 compared to the prior year period. The increase in average interest earning assets is primarily the result of an increase of $73.8 million, or 9.4%, in the average balance of loans compared to the nine months ended September 30, 2007. For a discussion regarding loan growth, see Financial Condition at September 30, 2008 Compared to December 31, 2007.

Interest Expense

Interest expense decreased $1.4 million, or 15.5%, to $7.8 million for the three-month period ended September 30, 2008, compared to $9.2 million for the same period a year ago. This decrease was caused by a reduction of 110 basis points on the average cost of interest-bearing liabilities to 3.60% from 4.70%, partially offset by a 10.2% increase in the average balance of total interest-bearing liabilities. The increase in interest-bearing liabilities is the result of a $42.9 million increase, or 30.7%, in the average balance of borrowed funds, and an increase of $37.4 million, or 5.8%, in the average balance of deposits.

Interest expense decreased $1.2 million, or 4.6%, to $25.0 million for the nine-month period ended September 30, 2008, compared to $26.2 million for the same period a year ago. This decrease was caused by a reduction of 64 basis points on the average cost of interest-bearing liabilities to 3.94% from 4.58%, partially offset by an 11.0% increase in the average balance of total interest-bearing liabilities for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase in interest-bearing liabilities is the result of a $53.7 million increase, or 8.6%, in the average balance of deposits, and an increase of $30.5 million, or 22.7%, in the average balance of borrowed funds. For a discussion regarding deposit and borrowings growth, see Financial Condition at September 30, 2008 Compared to December 31, 2007.

Net Interest Income

Net interest income for the three and nine-month periods ended September 30, 2008 decreased 14.1% and 13.4% to $6.4 million and $19.0 million, respectively, compared to the same periods a year ago. The Average Yield/Cost Analysis tables analyze the interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2008 compared to the same periods a year ago. As stated earlier, the decreases in the average yield were primarily the result of action taken by the Federal Reserve. The interest rate spread for the three and nine-month periods ended September 30, 2008 was 2.46% and 2.45%, respectively, compared to 2.99% and 3.05% for the same periods a year ago. The decrease in interest rate spread for the three and nine-month periods was primarily caused by a decrease to the average yield on interest-earning assets of 163 and 124 basis points, respectively, with a smaller decline of 110 and 64 basis points, respectively, in the average cost of interest-bearing liabilities. The yield on interest-earning assets has decreased faster than the cost of interest-bearing liabilities for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 because the Bank’s loan portfolio has repriced faster than deposits as a result of the rate cuts implemented by the Federal Reserve. In addition, deposit rates have not fallen as far as the loan rates. As the interest rate environment becomes more stable or if interest rates rise, the Bank believes that its interest rate spread would increase, positively impacting net interest income. See Overview, Interest Income, Interest Expense, and Average Yield/Cost Analysis for further information on interest income and interest expense.

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

	For the Three Months Ended
	September 30, 2008			September 30, 2007
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
Interest-earning assets:
Interest-bearing deposits in other banks	$2,025	$7	1.38%	$6,572	$79	4.81%
Securities:
Available for sale	45,212	511	4.52%	42,693	484	4.53%
Held to maturity	3,621	46	5.08%	5,580	71	5.09%
FHLB stock	8,558	62	2.90%	6,990	106	6.07%
All loans	878,258	13,588	6.19%	807,116	15,959	7.91%

Total interest-earning assets	937,674	14,214	6.06%	868,951	16,699	7.69%

Noninterest-earning assets	42,231			34,085

Total assets	$979,905			$903,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$683,405	5,971	3.49%	$646,021	7,508	4.65%
Borrowed funds	182,715	1,826	4.00%	139,781	1,720	4.92%

Total interest-bearing liabilities	866,120	7,797	3.60%	785,802	9,228	4.70%

Noninterest-bearing liabilities	49,063			57,326

Total liabilities	915,183			843,128
Stockholders’ equity	64,722			59,908

Total liabilities and stockholders’ equity	$979,905			$903,036

Net interest income		$6,417			$7,471

Interest rate spread			2.46%			2.99%

Net yield on interest-earning assets			2.74%			3.44%

Percentage of average interest-earning assets to average interest-bearing liabilities			108.3%			110.6%

	For the Nine Months Ended
	September 30, 2008			September 30, 2007
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
Interest-earning assets:
Interest-bearing deposits in other banks	$2,719	$57	2.80%	$5,202	$201	5.15%
Securities:
Available for sale	44,575	1,629	4.87%	42,825	1,461	4.55%
Held to maturity	4,178	159	5.07%	2,979	109	4.88%
FHLB stock	8,070	291	4.81%	6,698	299	5.95%
All loans	857,223	41,830	6.51%	783,403	46,035	7.84%

Total interest-earning assets	916,765	43,966	6.39%	841,107	48,105	7.63%

Noninterest-earning assets	43,718			33,472

Total assets	$960,483			$874,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$681,312	19,759	3.87%	$627,616	21,343	4.53%
Borrowed funds	164,698	5,241	4.24%	134,226	4,851	4.82%

Total interest-bearing liabilities	846,010	25,000	3.94%	761,842	26,194	4.58%

Noninterest-bearing liabilities	49,095			52,668

Total liabilities	895,105			814,510
Stockholders’ equity	65,378			60,069

Total liabilities and stockholders’ equity	$960,483			$874,579

Net interest income		$18,966			$21,911

Interest rate spread			2.45%			3.05%

Net yield on interest-earning assets			2.76%			3.47%

Percentage of average interest-earning assets to average interest-bearing liabilities			108.4%			110.4%

Provision and Allowance for Loan Losses

During the nine-month period ended September 30, 2008, the Bank had net charge-offs against the allowance for loan losses of $1.2 million compared to $223,000 for the same period in 2007. This increase was primarily the result of a write-down totaling $139,000 on one loan foreclosed on during the first quarter of 2008, write-downs totaling $336,000 on two loans foreclosed on during the second quarter of 2008, and write-downs totaling $394,000 on two loans foreclosed on during the third quarter. The Bank added $7.5 million to the allowance for loan losses through the provision for loan losses for the current nine-month period compared to $1.0 million for the same period last year. The increase in the provision was primarily the result of an increase in valuation allowances for the recorded investment in nonperforming loans. At September 30, 2008 and 2007, the recorded investment in nonperforming loans (nonaccrual loans, accruing loans ninety days or more delinquent, and other troubled debt restructurings) was $23.4 million and $8.3 million, respectively, with corresponding valuation allowances of $5.2 million and $431,000, respectively. The provision for loan losses was also affected by an increase in the valuation allowance allocated to the remainder of the loan portfolio, primarily due to an increase in loans and upward adjustments in qualitative factors used in the allowance model. For information regarding the change in nonperforming loans during the first nine months of 2008, see Financial Condition at September 30, 2008 Compared to December 31, 2007.

During the three-month period ended September 30, 2008, the Bank had net charge-offs against the allowance for loan losses of $598,000 compared to $154,000 for the same period in 2007. The Bank added $4.2 million to the allowance for loan losses through the provision for loan losses for the current three-month period compared to $350,000 for the same period last year. The reasons for the change in the provision for loan losses in the three-month period are the same as stated for the nine-month period.

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

Noninterest Income

Noninterest income decreased to a loss of $5.7 million for the nine-month period ended September 30, 2008 compared to income of $3.7 million for the same period a year ago. Loss on investments totaled $9.1 million for the nine months ended September 30, 2008 as a result of other-than-temporary impairment charges on securities available for sale as discussed in Note 8 of “Notes to Consolidated Financial Statements.” There was no similar loss on investments in 2007. Gain on disposal of premises and equipment decreased to $1,000 for the nine months ended September 30, 2008 as compared to $271,000 for the nine months ended September 30, 2007 as a result of a gain of $275,000 recognized in February 2007 on the sale of a branch office that was relocated in Morehead City. Gain on sale of loans decreased $178,000 primarily due to a decrease of income recognized on loans sold to investors as a result of a decrease in the volume of loans sold. Deposit-related fee income increased $76,000 during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The change in deposit-related fees was primarily due to increases in income associated with non-sufficient funds and ATM fees due to increases in new deposit accounts and the opening of three new branches with an ATM. Service charges and fees on loans, earnings on bank owned life insurance, and other income remained relatively constant during the nine-months ended September 30, 2008 compared to the same period a year earlier.

Noninterest income decreased to a loss of $8.1 million for the three-month period ended September 30, 2008 compared to income of $1.2 million for the same period a year ago. Loss on investments increased $9.1 million and gain on sale of loans decreased $128,000 during the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The reasons for these changes during the three-month period are the same as those identified for the nine-month period. Service charges and fees on loans decreased $54,000 primarily as a result of decreased loan settlement service fees associated with brokered loans. Deposit-related fees, gain on disposal of premises and equipment, earnings on bank owned life insurance, and other income remained relatively constant during the three-months ended September 30, 2008 compared to the same period a year earlier.

Noninterest Expense

For the nine-month period ended September 30, 2008, noninterest expense increased 17.1% to $17.3 million compared to $14.8 million for the same period last year. Most of the increase in noninterest expense can be attributed to loss on other real estate owned increasing $739,000 primarily due to a write-down of $165,000 on one property recorded during the first quarter, a loss of $67,000 on the sale of another property recorded during the second quarter, and write-downs totaling $447,000 on three properties recorded during the third quarter. Other expenses increased $687,000 mostly due to an increase of $376,000 in FDIC premiums resulting from the utilization of the Bank’s one-time credit in 2007 as discussed in the Company’s Annual Report. Compensation and fringe benefits increased $608,000, or 6.6%, due to increased staffing levels, the addition of four full service branches since April 2, 2007, and normal increases in salaries. Occupancy and equipment increased $291,000 due to normal increases, the addition of four full service branches, and the relocation of the Whiteville branch. Professional and consulting fees increased $207,000, mostly due to an increase in legal fees relating to services rendered in the third quarter to address the Bank’s capital position, the settlement of a lawsuit in the second quarter, and the preparation of the Company’s Proxy Statement filed with the SEC March 14, 2008, partially due to drafting of the Cooperative Bankshares, Inc. Stock-Based Retirement Plan in the first quarter discussed in Note 7 of “Notes to Consolidated Financial Statements”. Advertising remained relatively unchanged during the nine-month period ended September 30, 2008 compared to the nine-month period ended September 30, 2007.

In the three-month period ended September 30, 2008, noninterest expense increased 21.9% to $6.1 million compared to the same period last year. Loss on other real estate owned, other expenses, compensation and fringe benefits, occupancy and equipment, and professional and consulting fees increased $423,000, $222,000, $212,000, $91,000, and $139,000, respectively. The reasons for the changes in the three-month period are the same as stated above for the nine-month period. Advertising remained relatively unchanged during the three-month period ended September 30, 2008 compared to the three-month period ended September 30, 2007.

Income Taxes

The effective tax rate for the nine-month periods ended September 30, 2008 and 2007 was 26.0% and 36.2%, respectively. The effective tax rate for the three-month periods ended September 30, 2008 and 2007 was 25.2% and 35.6%, respectively. The change in effective tax rates for the three and nine-month period ended September 30, 2008 was primarily related to the other-than-temporary loss on investments available for sale of $9.1 million with a related tax benefit of $1.8 million. The Company was not able to fully utilize this loss in the third quarter of 2008 because of the capital loss treatment of this item for tax purposes. However, as a result of a change in tax law enacted in October 2008 that will allow this loss to be treated as an ordinary loss for tax purposes, the Company expects to record a related tax benefit of $1.7 million in the fourth quarter of 2008. The Company’s 2005, 2006, and 2007 federal and state tax returns are subject to examination by federal and state tax authorities. For further information on income taxes, see Income Taxes in “Management’s Discussion and Analysis” and Note 10 of “Notes to Consolidated Financial Statements” included in the Annual Report.

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

The following table sets forth information relating to the Company’s economic value of equity and the estimated changes under various interest rate change scenarios over a one year time horizon as of September 30, 2008 and December 31, 2007. Computation of prospective effects of hypothetical interest rate changes, such as the following computations, are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Furthermore, the computations do not contemplate any actions management could undertake in response to sudden changes in interest rates. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2007.

Market Risk Table

(Dollars in thousands)

	September 30, 2008
Change in Interest Rates	Economic Value of Equity	Estimated $ Change	Estimated % Change
200 basis point rise	$65,335	$1,298	2%
100 basis point rise	66,835	2,798	4%
Base Scenario	64,037	—	—
100 basis point decline	58,847	(5,190)	-8%
200 basis point decline	52,456	(11,581)	-18%

	December 31, 2007
Change in Interest Rates	Economic Value of Equity	Estimated $ Change	Estimated % Change
200 basis point rise	$70,405	$416	1%
100 basis point rise	71,751	1,762	3%
Base Scenario	69,989	—	—
100 basis point decline	65,453	(4,536)	-6%
200 basis point decline	58,963	(11,026)	-16%

Item 4	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1	Legal Proceedings

Not applicable

Item 1A	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, which could materially affect our business, financial condition, or future results. In addition to the risks in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q, we have identified the following additional risk factor:

Cooperative Bank’s loan portfolio contains concentrations of credit to borrowers which creates special credit risk.

Credit risk is the risk that one or more of the Bank’s borrowers will not be able to repay some or all of their obligations to the Bank and is an inherent part of the Bank’s business. Concentrations of credit occur when the aggregate amount owed by one borrower, a related group of borrowers, or borrowers within an industry or group represent a relatively large percentage of the total credit extended by the Bank. Although each loan in a concentration may be of sound quality, concentrations of credit create special risks that are not present when the same loan amount is extended to a group of unrelated borrowers. Loans concentrated to one borrower depend, to a large degree, upon the financial capability and character of the individual borrower. Loans made to a related group of borrowers can be more susceptible to adverse consequences if financial problems are experienced by one or a few members of that group. At September 30, 2008, the Bank had ten borrowing relationships (related to one borrower or a related group of borrowers) that approached the Bank’s legal lending limit to one borrower (aggregate borrowings above $8.0 million). At September 30, 2008, the total principal outstanding on these borrowing relationships was $98.8 million. As of September 30, 2008, one of these borrowing relationships was considered impaired in accordance with SFAS No. 114 because the loans were considered a troubled debt restructuring. Any additional adverse classification of any of these loans could have a negative affect on our earnings.

The risk described above, in our Annual Report on Form 10-K, and in our Quarterly Report on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase any shares of its common stock during the three months ended September 30, 2008.

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

Cooperative Bankshares, Inc.

Dated: November 10, 2008	/s/ Frederick Willetts, III
Frederick Willetts, III
President and Chief Executive Officer

/s/ Todd L. Sammons
Dated: November 10, 2008	Todd L. Sammons
Senior Vice President and Chief Financial Officer