Form 10-K
period 2008-12-31
COOPERATIVE BANKSHARES INC
filed 2009-05-01
CIK 923529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $34,734,262 based on the closing sales price of the Common Stock as listed on the NASDAQ Global Market as of the last day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, directors, executive officers and beneficial owners of more than 10% of the registrant’s outstanding voting stock are treated as affiliates.

As of March 26, 2009, there were issued and outstanding 6,589,256 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Note Regarding Forward-Looking Statements

This document, as well as other written communications made from time to time by Cooperative Bankshares, Inc. and subsidiaries and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections, such as earnings projections, necessary tax provisions, and business trends) that are considered “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements may be identified by the use of such words as “intend,” “believe,” “expect,” “should,” “planned,” “estimated,” and “potential.” For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA. The Company’s ability to predict future results is inherently uncertain and the Company cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. These factors include but are not limited to:

•	recent and future bail out actions by the government

•	a further slowdown in the national and North Carolina economies

•	a further deterioration in asset values locally and nationwide

•	volatility of rate sensitive deposits

•	changes in the regulatory environment

•	governmental action as a result of our inability to comply with regulatory orders and agreements

•	increasing competitive pressure in the banking industry

•	operational risks including data processing system failures or fraud

•	asset/liability matching risks and liquidity risks

•	continued access to liquidity sources

•	changes in the securities markets

•	changes in our borrowers’ performance on loans

•	changes in critical accounting policies and judgments

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies

•	changes in the equity and debt securities markets

•	effect of additional provision for loan losses

•	fluctuations of our stock price

•	success and timing of our business strategies

•	impact of reputation risk created by these developments on such matters as business generation and retention, funding and liquidity

•	changes in our ability to receive dividends from our subsidiaries

•	political developments, wars or other hostilities may disrupt or increase volatility in securities or otherwise affect economic conditions.

The consequences of these factors, any of which could hurt our business, could include, among others:

•	increased loan delinquencies

•	an escalation in problem assets and foreclosures

•	a decline in demand for our products and services

•

a reduction in the value of the collateral for loans made by us, especially real estate, which, in turn would likely reduce our customers’ borrowing power and the value of assets and collateral associated with our existing loans

•	a reduction in the value of certain assets held by us

•	an inability to meet our liquidity needs

•	an inability to raise capital to comply with the requirements of our regulators and for continued support of operations

•	an inability to defer payments on our trust preferred securities

•	an inability to engage in certain lines of business

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

Bankshares formed Cooperative Bankshares Capital Trust I (“Capital Trust I”), which is wholly owned by Bankshares, on August 30, 2005 to facilitate the issuance of trust preferred securities totaling $15.0 million. Capital Trust I is not consolidated in these financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” The junior subordinated debentures issued by Bankshares to Capital Trust I are included in long-term obligations and Bankshares’ equity interest in Capital Trust I is included in other assets.

Cooperative Bank: Chartered in 1898, the Bank’s headquarters are located in Wilmington, North Carolina. Cooperative operates twenty two offices in North Carolina and three offices in South Carolina. The offices in North Carolina extend from Kill Devil Hills, located on the Outer Banks of North Carolina, to Myrtle Beach, South Carolina. The Bank’s deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). Effective December 31, 2002, the Bank converted its charter from that of a state savings bank to a state commercial bank. At December 31, 2008, Bankshares had total assets of $951.0 million, deposits of $695.6 million, and stockholders’ equity of $19.6 million.

Through its offices, the Bank provides a wide range of banking products, including interest-bearing and noninterest-bearing checking accounts, certificates of deposit, savings accounts, and individual retirement accounts. It offers an array of loan products such as overdraft protection, commercial, consumer, agricultural, real estate, residential mortgage, and home equity loans. Loan production has been significantly reduced due to limitations on asset growth and being categorized as “significantly undercapitalized” as described in Capital Resources in “Management’s Discussion and Analysis” and Note 7 of “Notes to Consolidated Financial Statements”. Also offered are safe deposit boxes and automated banking services through Online Banking, Online Bill Pay, ATMs, and Access24 Phone Banking. In addition, the Bank’s third party partnership with Seagate Wealth Management Group through UVEST Investment Services gives clients access to a wide array of financial and wealth management solutions, including services such as professional money management, retirement and education planning, and investment products (including stocks, bonds, mutual funds, annuities, and insurance products).

The Bank has chosen to sell a large percentage of its fixed-rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to improve liquidity, while increasing fee income and reducing interest rate risk.

On May 31, 2002, the Bank, through its subsidiary, CS&L Services, Inc., acquired the operating assets of Lumina Mortgage Company (“Lumina”), a Wilmington, North Carolina-based mortgage banking firm. In October 2002, CS&L Services, Inc. was renamed Lumina Mortgage Company, Inc. Lumina has four offices in North Carolina.

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

Bankshares, the Bank, and the Bank’s subsidiaries are collectively referred to herein as the “Company.”

The common stock of Cooperative Bankshares, Inc. is traded on the NASDAQ Global Market under the symbol “COOP.”

Regulatory Actions

As previously disclosed in a Current Report on Form 8-K dated March 18, 2009, we entered into a stipulation and consent to the issuance of a March 12, 2009 order to cease and desist (the “Consent Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Commissioner of Banks (the “Commissioner”), whereby the Bank consented to the issuance of an Order to Cease and Desist (the “Order”) promulgated by the FDIC and the Commissioner without admitting or denying the alleged charges.

The Order is a formal corrective action pursuant to which the Bank has agreed to address specific areas through the adoption and implementation of procedures, plans, and policies designed to enhance the safety and soundness of our Bank. These affirmative actions include directives relating to management assessments, increased Board participation, implementation of plans to address capital, disposition of assets, allowance for loan losses, reduction in the level of classified and delinquent loans, loan portfolio diversification, profitability, strategic planning, liquidity and funds management, and a reduction in the level of brokered deposits. In addition, the Bank is required to maintain specified capital levels, notify the FDIC and the Commissioner of director and management changes, and obtain prior approval of dividend payments. The Order specifies certain timeframes for meeting these requirements, and our bank must furnish periodic progress reports to the FDIC and Commissioner of Banks regarding its compliance. The Order will remain in effect until modified or terminated by the FDIC and the Commissioner. The descriptions of the Order and the Consent Agreement are qualified in their entirety by reference to the Order and the Consent Agreement, copies of which were filed as Exhibits to the Company’s March 18, 2009 Current Report on Form 8-K.

Effective April 29, 2009, the Company also entered into a written agreement (the “Reserve Bank Agreement”) with the Federal Reserve Bank of Richmond (the “Reserve Bank”). The Reserve Bank Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank and requires, among other things, that the Company obtain the Reserve Bank’s approval prior to: (i) paying dividends, (ii) receiving dividends from the Bank, (iii) making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, (iv) incurring or increasing any debt or (v) purchasing or redeeming any shares of Bankshares’ stock. Pursuant to the terms of the Reserve Bank Agreement, the Company is also required, within 60 days of the date of the Reserve Bank Agreement, to submit to the Reserve Bank an acceptable written plan to maintain sufficient capital at the Company on a consolidated basis, and at the Bank, as a separate legal entity on a stand-along basis. In addition, the Reserve Bank Agreement also provides that the Company must notify the Reserve Bank before appointing any new directors or senior executive officers and comply with certain restrictions regarding indemnification and severance payments.

The Company must furnish periodic progress reports to the Reserve Bank regarding its compliance with the Reserve Bank Agreement. The Reserve Bank Agreement will remain in effect until modified or terminated by the Reserve Bank.

None of the timeframes under the Order, the Consent Agreement, or the Reserve Bank Agreement have lapsed and therefore we are in the process of responding to the provisions of both documents. In order to achieve compliance with the Order, we will need to either raise capital, sell assets to deleverage, or both. As previously reported, the Company is undertaking certain actions designed to improve its capital position and has engaged an investment banker and financial advisors to assist with this effort and to evaluate the Company’s strategic options, including a possible sale or merger of the Company. As of the date of the filing of this Annual Report on Form 10-K, the Company believes that it needs to raise a minimum of approximately $33.0 million of additional capital, assuming no change in risk-weighed assets or its capital position, in order to be capitalized at the levels required by the Order. Our ability to accomplish these goals is significantly constricted by the current economic environment, which has greatly limited access to capital markets. To date, we have neither raised any additional capital nor agreed to a sale and no assurances can be made as to when or whether such capital will be raised or potential acquiror will be identified.

Going Concern Consideration

Due to the conditions and events discussed throughout this Annual Report on Form 10-K, we believe substantial doubt exists as to our ability to continue as a going concern. Management is taking various steps designed to improve the Bank’s capital position. The Bank has developed a written alternative capital plan designed to solicit capital investments and, if necessary, reduce the Bank’s asset size and expenses. However, such plan is still dependent upon a capital infusion to meet the capital requirements of the Order. As a result, the Company continues to work with its advisors in an attempt to raise capital ratios through sale of assets or a capital raise. As of the date of the filing of this Annual Report on Form 10-K, the Company has not entered into a definitive agreement regarding the raising of additional capital or a potential sale of the Company and no assurances can be made that the Company will ultimately enter into such an agreement.

The Order requires us to increase our capital ratios so that the Bank has a minimum Tier 1 Core Capital ratio of 6% and a minimum Total Risk-Based Capital ratio of 10% within 120 days of the date of the Order. If we do not obtain additional capital, we do not expect to meet the ratios set forth in the Order. Failure to meet the minimum ratios set forth in the Order could result in our regulators taking additional enforcement actions regarding the Bank. In addition, even if we are successful in meeting the capital ratios mandated in the Order, we cannot assure you that we will not need to raise additional capital in the future. Additionally, because of the Company’s cumulative losses and its liquidity and capital positions, the FDIC and the Commissioner may take additional significant regulatory action against the Bank that could, among other things, materially adversely impact the Company’s stockholders.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of any extraordinary regulatory action, which would affect our ability to continue as a going concern.

Market Area

The Company considers its primary market area to be the coastal and inland communities of Eastern North and South Carolina. The economies of the coastal communities (concentrated in Dare, Carteret, Currituck, Onslow, Pender, New Hanover, and Brunswick Counties of North Carolina and Horry County, South Carolina) are seasonal and largely dependent on the summer tourism industry. The economy of Wilmington, North Carolina (the largest city in the market area), a historic seaport with a population of approximately 100,000, is also reliant upon summer tourism, but is diversified into the chemicals, shipping, pharmaceutical, aircraft engines, and fiber optics industries. Wilmington also serves as a regional retail center and a regional medical center and is home of the University of North Carolina at Wilmington. The inland communities served by the Bank (concentrated in Bladen, Brunswick, Columbus, Duplin, Hyde, Beaufort, and Pender Counties of North Carolina and Chesterfield County, South Carolina) are largely service areas for the agricultural activities in North and South Carolina. The national economic slowdown has impacted our local economy as well, evidenced by rising unemployment, declining real estate values, a decrease in the annual compound growth rate, and a rise in regional foreclosures, among other things. In addition, we expect the economic downturn to negatively affect beach tourism and vacation rental rates and prices. The economic downturn has resulted in an increase in payment delinquencies, foreclosures, provision for loan losses, and loss on other real estate owned at the Bank.

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

Employees

At December 31, 2008, the Bank had 200 full-time employees and 12 part-time employees and Lumina had 23 full-time employees and 3 part-time employees. None of the Bank’s or Lumina’s employees are represented by a collective bargaining unit. Both the Bank and Lumina believe their relationship with the employees is good.

Executive Officers

The executive officers of the Company who are not also directors are set forth in the following table. At December 31, 2008, Frederick Willetts, III served as President and Chief Executive Officer of Bankshares and the Bank. However, Mr. Willetts retired as President and Chief Executive Officer of Bankshares and the Bank effective February 3, 2009. Mr. Willetts continues to serve as Chairman of the Board of Bankshares and the Bank. Effective February 3, 2009, the Boards of Directors of Bankshares and the Bank appointed Todd L. Sammons, Executive Vice President and Chief Financial Officer, as Interim President and Chief Executive Officer of Bankshares and the Bank. Mr. Sammons has continued to serve as Chief Financial Officer of Bankshares and the Bank during his term as Interim President and Chief Executive Officer.

Name	Age at December 31, 2008	Position
O. C. Burrell, Jr.	60	Senior Executive Vice President and Chief Operating Officer

Todd L. Sammons, CPA	47	Chief Financial Officer and Interim President and Chief Executive Officer

Dickson B. Bridger	49	Executive Vice President-Mortgage Lending

Craig L. Unwin	59	Senior Vice President and Chief Credit Officer

O. C. Burrell, Jr. was employed by the Bank in May 1993 as Senior Vice President of Retail Banking. Mr. Burrell was elected Executive Vice President and Chief Operating Officer in 1997. In 2008 he was elected to Senior Executive Vice President and Chief Operating Officer. Mr. Burrell has been in the banking industry since 1970 and has served in leadership capacities in various civic and professional organizations. He is a member of the Wilmington Rotary Club, Wilmington Executive’s Club, and serves as a director of the Child Development Center.

Todd L. Sammons was employed by the Bank in March 1986 as Auditor. He was promoted to Senior Vice President and Chief Financial Officer in December 2000. In 2008 he was elected to Executive Vice President and Chief Financial Officer. In February 2009 he was appointed as Chief Financial Officer and Interim President and Chief Executive Officer. He previously worked with a public accounting firm as a Certified Public Accountant (CPA). He was named the 2006 Cameron School of Business Alumni of the Year. He has served in leadership capacities in various professional, church, and civic organizations.

Dickson B. Bridger was employed by the Bank in March 1984 as a mortgage loan originator. He was promoted to Vice President in February 1990 and Senior Vice President-Mortgage Lending in December 2000. In 2008 he was elected Executive Vice President. He is a member of Wilmington West Rotary and serves as an Elder of the Little Chapel on the Boardwalk Church in Wrightsville Beach, North Carolina.

Craig L. Unwin has served as the Bank’s Vice President of Credit Administration since 2004 and was promoted to Senior Vice President and Chief Credit Officer of the Bank in 2008. Before joining the Bank, Mr. Unwin served as Senior Credit Officer, Southeastern Region, for First Citizens Bank & Trust, Wilmington, North Carolina, from 2004 to 2006. Prior to that, Mr. Unwin was a Senior Commercial Lender at BB&T Bank in Wilmington, North Carolina.

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

Lending Activities

General: The Bank’s lending activities are concentrated on the origination of loans for the purpose of constructing, financing, or refinancing residential properties. As of December 31, 2008, approximately $706.4 million, or 80.9%, of the Bank’s loan portfolio, which excludes loans held for sale, consisted of loans secured by residential properties. In recent years, however, the Bank has also emphasized the origination of equity lines of credit and secured and unsecured consumer loans. During the last quarter of 2008, the Bank began to emphasize the origination of 1-4 family residential loans that could be sold in the secondary market. Unless otherwise stated, the Bank has generally halted or slowed the origination of loans held for investment beginning in the last quarter of 2008. Currently, the origination of new loans is typically limited to the refinancing of an existing loan held by the Bank or situations that improve the position of the Bank. The Bank originates adjustable-rate and fixed-rate loans. As of December 31, 2008, adjustable-rate and fixed-rate loans totaled approximately 65.4% and 34.6%, respectively, of the Bank’s total loan portfolio.

Analysis of Loan Portfolio: Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan and type of collateral on the dates indicated. Other than as set forth below, there were no concentrations of loans which exceeded 10% of total loans at December 31, 2008.

	2008		2007		2006		2005		2004
	(Dollars in thousands)
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate:
Construction and land development	$154,520	18.51%	$222,207	27.39%	$165,827	22.00%	$128,943	20.24%	$63,938	14.23%
Mortgage:
1-4 family residential	502,827	60.22	398,837	49.16	365,789	48.54	296,403	46.54	227,474	50.62
Multi-family residential	34,149	4.09	15,930	1.96	16,028	2.13	21,998	3.45	14,534	3.23
Commercial	124,726	14.94	122,744	15.12	161,015	21.36	148,709	23.35	108,626	24.17
Equity line	31,560	3.78	29,902	3.69	26,534	3.52	23,785	3.73	18,440	4.10
Other	805	0.10	713	0.09	366	0.05	355	0.06	442	0.10

Total real estate loans	848,587	101.64	790,333	97.41	735,559	97.60	620,193	97.37	433,454	96.45

Commercial, industrial and agricultural	16,217	1.94	21,892	2.70	19,990	2.65	18,237	2.86	15,164	3.37
Consumer	8,279	0.99	9,870	1.22	8,048	1.07	7,355	1.15	6,816	1.52

Total gross loans	873,083	104.57	822,095	101.33	763,597	101.32	645,785	101.38	455,434	101.34

Less:
Unearned discounts and net deferred fee	1,887	0.23	1,991	0.25	2,199	0.29	2,058	0.32	1,664	0.37
Allowance for loan losses	36,262	4.34	8,788	1.08	7,786	1.03	6,763	1.06	4,353	0.97

Net loans	$834,934	100.00%	$811,316	100.00%	$753,612	100.00%	$636,964	100.00%	$449,417	100.00%

The following table sets forth, as of December 31, 2008, certain information regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on their contractual terms to maturity.

	Within One Year	One to Five Years	After Five Years	Total
	(In thousands)
Real Estate:
Construction and land Development	$144,706	$8,869	$945	$154,520
Mortgage
1-4 family residential	159,865	69,619	273,343	502,827
Multi-family residential	29,888	3,126	1,135	34,149
Commercial	65,948	57,603	1,175	124,726
Equity line	4,647	1,384	25,529	31,560
Other	254	551	—	805
Commercial, industrial and agricultural	5,761	7,534	2,922	16,217
Consumer	4,627	3,618	34	8,279

Total	$415,696	$152,304	$305,083	$873,083

The next table shows, at December 31, 2008, the dollar amount of the Bank’s loans due after December 31, 2008 that have fixed interest rates and those that have floating or adjustable interest rates.

	One to Five Years	After Five Years	Total
	(In thousands)
Loans maturing after one year with:
Fixed interest rates	$124,665	$60,897	$185,562
Floating or adjustable rates	27,639	244,186	271,825

Total	$152,304	$305,083	$457,387

Residential Real Estate Loans: The Bank originates one-to-four family residential mortgage loans collateralized by property located in its market area. These loans may be collateralized by owner-occupied primary residences, second homes, investment properties, or vacant lots.

The Bank’s loan originations are generally for a term of 15 to 30 years, amortized on a monthly basis, with principal and interest due each month. Starting in 2005, the Bank began making residential mortgage loans with interest only payments for an initial period of up to five years. After this period, these loans will be fully amortized to the remaining maturity of the loan. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option.

The Bank has offered adjustable-rate mortgage loans (“ARMs”) since 1979 and presently offers ARMs with rate adjustments tied to prime or the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of one year. The Bank offers introductory interest rates on ARMs which are not generally fully indexed. The interest rates on these loans generally include a cap of 2% per adjustment and 6% over the life of the loan. While the proportion of fixed and adjustable-rate loan originations in the Bank’s portfolio largely depend on the level of interest rates, the Bank has strongly emphasized ARMs and has been relatively successful in maintaining the level of ARM originations even during periods of changing interest rates. The Bank offers 1/1, 3/1, and 5/1 ARM products. These loans adjust annually after the end of the first one, three, or five-year period. A “Low Doc” program is available for certain nonconforming loans. Nonconforming loans originated under the “Low Doc” program are fixed rate loans that can not be sold in the secondary market and are kept in house. These loans are typically made to employees or borrowers with a strong relationship with the Bank and usually have lower loan-to-value ratios than conforming one-to-four family loans. At December 31, 2008, “Low Doc” loans amounted to $20.6 million, or 2.4%, of the Bank’s total loan portfolio. Subsequent to December 31, 2008, the Bank discontinued the origination of “Low Doc” loans.

Beginning in 2002, the Bank started a Lot Loan program designed to provide individuals and builders available funds to purchase lots with the intent of building on these lots in the near future. In 2007, as a result of the popularity of this program and pressure from competition, the Lot Loan program was expanded and modified to address a marketing strategy employed by various developers within our market area. This marketing strategy was based upon an incentive program the developers were offering to buyers pursuant to which the developer would provide funds to pay the interest on these loans for a period of 18-24 months. The Bank holds these funds in a pledged account to pay the interest on these loans over the period specified. The aggregate principal balance of these loans totaled $32.9 million at December 31, 2008. Due to the economic downturn, a large percentage of these loans now have principal balances that exceed the collateral value of the lots and some Lot Loan borrowers are failing to make payments after their interest reserves are exhausted. The Bank discontinued the Lot Loan program beginning in August 2008. The Bank has established an allowance valuation of $8.4 million related to the loans in the Lot Loan program at December 31, 2008.

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

The Bank actively lends on the security of properties located in the Outer Banks region of North Carolina. This region’s economic base is seasonal and driven by beach tourism, which is expected to decline as a result of the current economic condition, and a large number of the loans made by the Bank in this area are secured by vacation rental properties. These loans are inherently more risky than loans secured by the borrower’s permanent residence, since the borrower is typically dependent upon rental income to meet debt service requirements and repayment is therefore subject to a greater extent to adverse economic, weather, and other conditions affecting vacation rentals. Management seeks to minimize these risks by employing what it believes are conservative underwriting criteria. Cooperative underwrites its mortgage loans to meet the criteria of the secondary markets (Freddie Mac and Fannie Mae) on loans that are kept in house. We do not originate any stated income/stated asset loans. We analyze all of our customers’ ability to repay before underwriting any loan. In addition, the Bank lends on the security of properties located in other coastal regions of North Carolina. Loans made on coastal properties carry increased risk due to the possibility of damage resulting from storms such as hurricanes.

The Bank’s lending policies generally limit the maximum loan-to-value ratio on conventional residential mortgage loans to 95% of the lesser of the appraised value or purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios in excess of 80%.

The Bank also originates loans secured by multi-family properties. At December 31, 2008, the Bank had $34.1 million of such loans, representing 3.9% of its total loan portfolio. These loans are primarily secured by land for multi-family properties and apartment buildings located in the Bank’s market area.

Construction Loans: The Bank originates loans to finance the construction of one-to-four and multi-family dwellings, housing developments, commercial projects, and condominiums. Construction loans amounted to approximately $154.5 million, or 17.7% of the Bank’s total loan portfolio at December 31, 2008. In prior years, the Bank has emphasized the origination of construction loans in response to the significant demand for such loans by borrowers engaged in building and development activities in the growing communities of its market area. In addition, construction loans afford the Bank the opportunity to increase the interest rate sensitivity of its loan portfolio. Beginning in the last quarter of 2008, the Bank has slowed the origination of construction loans, generally only originating construction loans for property already financed by the Bank. The decrease of construction loans at December 31, 2008 compared to December 31, 2007 is primarily related to the completion of construction projects that were still active in 2007 as well as this policy change.

The Bank originates short-term construction loans, including speculation loans (“spec loans”), which generally have fixed rates and terms of up to 12 months. Spec loans are made to builders. Some spec loans are made for properties before the property is pre-sold to an end buyer. Starting in the last quarter of 2008, the Bank only made spec loans on land that was already financed by the Bank. Short-term construction loans are generally made in amounts up to 80% of appraised value. Loan proceeds generally are disbursed in increments as construction progresses and as inspections warrant. The Bank also makes construction/permanent loans. At the time a speculation loan is converted to a permanent loan, the Bank evaluates the creditworthiness of the purchaser prior to approval and, if the purchaser is approved, the original borrower is released from liability. On construction/permanent loans, the customer is fully qualified for the permanent loan based on information received at application. Construction/permanent loans have either fixed or adjustable rates and have terms of up to 30 years.

The Bank’s risk of loss on a construction loan by a spec builder is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction and the bid price (including interest) of construction. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral whose value is insufficient to assure full repayment. The risk of insufficient collateral values is increased during periods of declining property values. When lending to spec builders, the cost of construction breakdown is provided by the builder, as well as supported by an appraisal.

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

The following table sets forth information as of December 31, 2008 regarding the dollar amount of construction loans secured by real estate in the Bank’s portfolio. A portion of these loans have provisions to convert to permanent loans upon completion of construction. For further information, see Note 3 of “Notes to Consolidated Financial Statements”.

(In thousands)
Real Estate Construction:
1-4 family residential	$118,184
Multi-family residential	19,474
Commercial	16,862

Total	$154,520

Loans Secured by Nonresidential Real Estate: Loans secured by nonresidential real estate constituted approximately $125.5 million, or 14.4%, of the Bank’s total loan portfolio at December 31, 2008. These loans generally carry a higher interest rate than single-family residential mortgage loans and are typically more interest rate sensitive. The Bank originates both construction loans and permanent loans on nonresidential properties. Nonresidential real estate loans are usually made in amounts up to 80% of the lesser of appraised value or purchase price of the property and have generally been made in amounts under $3.0 million. The Bank’s permanent nonresidential real estate loans are secured by improved property such as office buildings, retail centers, warehouses, and other types of buildings generally located in the Bank’s primary market area. Nonresidential real estate loans are either fixed or variable-rate. The variable-rate loans have interest rates tied to prime or the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of one year.

Loans secured by nonresidential properties are generally larger and involve greater risks than residential mortgage loans. Because payments on loans secured by nonresidential properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of its nonresidential real estate loans, generally restricting such loans to its primary market area, and attempting to employ conservative underwriting criteria. The Bank discontinued originating nonresidential real estate loans during the fourth quarter of 2008.

Consumer Lending: At December 31, 2008, the Bank’s consumer loan portfolio totaled approximately $8.3 million, representing 0.9% of the Bank’s total loan portfolio. The Bank also offers home equity loans, which are made for terms of up to 15 years, with adjustable interest rates. As of December 31, 2008, the Bank’s home equity line portfolio totaled approximately $31.6 million, representing 3.6% of its total loan portfolio.

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

Non-Real Estate Business Lending: The Bank originates loans to small businesses in the Bank’s market area that are either unsecured or secured by various forms of non-real estate collateral. At December 31, 2008, these loans totaled approximately $16.2 million, or 1.9%, of the Bank’s total loan portfolio. The Bank’s management believes that these loans are attractive to the Bank because of their typically higher interest rate yields and the opportunity they present for expanding the Bank’s relationships with existing customers and developing broader relationships with new customers.

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

Loans Held For Sale: Having an extensive diversity of investors offering very competitive rates, Lumina has many mortgage loan products available for purchasing or refinancing real property. These products include, but are not limited to, conventional, jumbo, FHA, VA, 100% Rural Development financing, nonconforming, lot loans, construction/permanent, and no-income verification loans, as well as other niche products. Lumina’s target market includes all homeowners or potential homeowners. Lumina sells its loans to many different investors in the secondary market.

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

Cooperative Bank may also transfer loans initially originated with the intent to hold for investment to loans held for sale. During 2008, in an effort to increase liquidity and improve capital ratios, the Company transferred $13.9 million of mortgage loans held for investment to loans held for sale. The primary risk associated with these loans relates to a difference between the interest rate on the loan compared to market interest rates in a rising rate environment. This risk is greater for fixed rate loans transferred to loans held for sale than adjustable rate loans.

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

Loan authorities and limits have been delegated by the Board of Directors to a group of senior officers who function as the Loan Committee, except for consumer loans, which may be approved by branch loan officers. Mortgage loans exceeding 25% of the Bank’s legal lending limit can be approved by the President and two members of the Board of Directors. Any mortgage loan exceeding 50% of the Bank’s legal lending limit must be approved by a majority of the Bank’s Board of Directors. Retail and commercial loan authority is considered to be an aggregate of all indebtedness to Cooperative exclusive of mortgage loans originated through the mortgage loan division or loans up to $100,000 secured by a Cooperative Certificate of Deposit. Three members of the Loan Committee have the authority to approve individual retail or commercial loans up to 25% of the Bank’s legal lending limit. Aggregate indebtedness exceeding 25% is reported to the Board at their next meeting. Any retail or commercial loan exceeding 50% of the Bank’s legal lending limit must be approved by the President and two members of the Board of Directors. Subsequent to December 31, 2008, loan authorities were reduced such that all loans greater than $50,000 must be approved through the credit administration department. The only exception to this change applies to loans that will be sold within thirty days of origination. Fire and casualty insurance is required on all loans secured by improved real estate.

Originations, Purchases, and Sales of Mortgage Loans: The Bank’s general policy is to originate conventional residential mortgage loans under terms, conditions, and documentation standards that permit sale to the FHLMC, FNMA, or private investors in the secondary market. The Bank has chosen to sell a large percentage of its fixed-rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to increase liquidity while increasing fee income. The Bank has, from time to time, sold fixed-rate, long-term mortgage loans in the secondary market to meet liquidity requirements or as part of its asset/liability management program. In connection with such sales, the Bank may retain the servicing of the loans (i.e., the collection of principal and interest payments), for which it generally receives a fee payable monthly of 1/4% per annum of the unpaid balance of each loan. As of December 31, 2008, the Bank was servicing 525 loans for others, aggregating $38.5 million.

The Bank generally does not purchase loans, and did not purchase any loans during the last three fiscal years.

Loan Commitments: The Bank issues loan commitments to qualified borrowers primarily for the construction, purchase, and refinancing of residential real estate. Such commitments are made on specified terms and conditions and are typically for terms of up to 30 days. A non-refundable application and underwriting fee is collected by Cooperative Bank at the time of application. Lumina collects actual fees by the time of loan closing. Management estimates that historically, less than 20% of such commitments expire unfunded. At December 31, 2008, Cooperative Bank had outstanding loan commitments of approximately $2.0 million and Lumina had approximately $319,000 in outstanding loan commitments. For further information, see Note 3 of “Notes to Consolidated Financial Statements.”

Loan Origination and Other Fees: In addition to receiving interest at the stated rate on loans, the Bank receives loan origination fees for originating loans. Origination fees generally are calculated as a percentage of the principal amount of the loan and are charged to the borrower. Loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the contractual life of the related loan. The net deferred fee, or cost on loans originated as held for sale, is recorded to gain on sale of loans if the loan is sold.

The Bank is currently approved to broker loans to Wells Fargo. Typically, pursuant to these wholesale arrangements, Cooperative Bank will process loans using Wells Fargo’s closing documents. Cooperative Bank receives a settlement service fee for processing these loans. These loans generate fee income and reduce the interest rate risk of the Bank.

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

Delinquencies: The Bank’s collection procedures provide that when a loan is 30 days past due, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact the borrower. If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates legal proceedings. At December 31, 2008, the Bank had accruing loans which were contractually past due 90 or more days totaling approximately $4.3 million.

Non-Performing Assets and Asset Classification: Loans are generally classified as nonaccrual if they are past due for a period of more than 90 days, unless such loans are well secured and in the process of collection. If any portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are less than 90 days past due may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. As of December 31, 2008, the Bank had an aggregate principal balance of $76.2 million in the nonaccrual status and no additional non-performing loans, exclusive of delinquencies noted above. Nonaccrual loans and loans delinquent 90 days or more are considered impaired in accordance with Statement of Financial Accounting Standards (“FAS”) No. 114. At December 31, 2008, the Bank’s valuation allowance for impaired loans was $13.9 million.

Real estate acquired by the Bank as a result of foreclosure is classified as “real estate owned” until such time as it is sold. When such property is acquired, it is recorded at fair value of the real estate less costs to sell the property. Any required write-down of the loan upon foreclosure is charged to the allowance for loan losses. At December 31, 2008, the Bank had forty-three properties acquired as the result of foreclosure or by deed in lieu of foreclosure and classified as “real estate owned” with an aggregate value of $11.1 million as compared to thirteen properties with an aggregate value of $5.9 million at December 31, 2007. At December 31, 2008, the Bank had forty-two loans in the process of foreclosure and/or bankruptcy with an aggregate principal balance of approximately $15.8 million as compared to twenty properties with an aggregate principal balance of $5.7 million at December 31, 2007. Loans in bankruptcy paying as agreed are not included in nonperforming assets if the collateral value indicates the Bank will not incur a loss on the loan. Any losses management anticipates on loans in the process of foreclosure and/or bankruptcy have already been recorded through the allowance for loan losses.

The following table sets forth information with respect to the Bank’s nonperforming assets for the periods indicated. At December 31 of the periods shown, the Bank had no restructured loans within the meaning of FAS No. 15 that are not included in nonaccrual loans.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non accruing loans	$76,213	$2,083	$172	$23	$95
Accruing loans which are contracturally past due 90 days or more	4,276	3,560	1,124	9	112

Total	$80,489	$5,643	$1,296	$32	$207

Percentage of loans	9.24%	0.69%	0.17%	0.00%	0.05%

Other nonperforming assets (1)	$11,104	$5,924	$653	$26	$—

Total nonperforming assets	$91,593	$11,567	$1,949	$58	$207

Total nonperforming assets to total assets	9.63%	1.25%	0.23%	0.01%	0.04%

(1)	Other nonperforming assets represent property acquired by the Bank through foreclosure or repossession. This property is carried at fair value less estimated cost of sale.

During the year ended December 31, 2008, gross interest income of approximately $1.0 million would have been recorded on nonaccrual loans had such loans been current throughout the period. Approximately $3.8 million in interest income from such loans was included in income for the year ended December 31, 2008.

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

The process used to allocate the allowance for loan losses considers, among other factors, whether the borrower is a mortgage, retail, equity line, or commercial customer. Generally, loans are reviewed and risk is graded among groups of loans with similar characteristics. Loans considered impaired, within the definition of FAS No. 114, are individually evaluated for impairment and assigned a specific reserve. Impaired loans are excluded from loan grouping for the purposes of allocating an allowance to the group. The probable loss estimates for each loan group are the basis for the allowance allocation. The loss estimates are based on prior experience, general risk associated with each loan group, current economic conditions, and various other factors. The unallocated allowance for loan losses in the past primarily represented the impact of certain conditions and other factors that were not considered in allocating the allowance to the specific components of the loan portfolio, such as current economic conditions. The Bank had an increased unallocated allowance at December 31, 2003 because the possibility of additional loan losses due to unidentified property damage that occurred on the North Carolina coast from Hurricane Isabel in October 2003, as well as uncertain economic conditions. Throughout 2005 and 2004, as these uncertainties were resolved, the Company allocated portions of the unallocated allowance. However, near the end of the 2006, the Bank increased the unallocated allowance because of the probability of additional loan losses due to the general slowdown of growth in the economy existing at December 31, 2006. Beginning in 2007, all of the unallocated allowance was assigned to specific loan categories. Management considers the established allowance adequate to absorb losses that relate to loans outstanding at December 31, 2008.

The following table analyzes activity in the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$8,788	$7,786	$6,763	$4,353	$3,447
Provision for loan losses	36,147	1,450	2,235	2,485	970
Allowance purchased with acquisition	—	182	—	—	—

Loans charged-off
Real Estate:
Construction and land development	2,473	356	1,050	12	—
Mortgage:
1-4 family residential	5,457	184	2	23	—
Multifamily	10	—	—	—	—
Commercial	—	—	—	—	16
Equity line	302	—	—	3	—
Commercial, industrial and agricultural	11	50	62	—	—
Consumer	443	70	105	46	93

Total loans charged-off	(8,696)	(660)	(1,219)	(84)	(109)

Recoveries
Real Estate:
Construction and land development	—	—	—	—	—
Mortgage:
1-4 family residential	1	1	—	1	—
Multifamily	—	—	—	—	—
Commercial	—	—	—	—	31
Equity line	—	—	—	3	—
Commercial, industrial and agricultural	—	1	—	—	—
Consumer	22	28	7	5	14

Total recoveries	23	30	7	9	45

Net charge-offs	8,673	630	1,212	75	64

Balance at end of period	$36,262	$8,788	$7,786	$6,763	$4,353

Ratio of net charge-offs to average loans outstanding during the period	1.00%	0.08%	0.17%	0.01%	0.02%

Ratio of loan loss reserve to total loans	4.16%	1.07%	1.02%	1.05%	0.96%

As a result of rapid decreases in local and regional real estate values and the significant losses experienced by many financial institutions, there has been greater regulatory scrutiny of loan portfolios. We believe we have established our existing allowance for loan losses in accordance with U.S. generally accepted accounting principles. In light of historical performance by regulators in this type of economy, however, there can be no assurance that regulators, in reviewing our loan portfolio, will not request that we increase significantly our allowance for loan losses. In addition, because future events affecting borrowers and collateral as well as the rate of deterioration cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition, results of operations and our ability to comply with the Order and the Consent Agreement. For further information regarding the Bank’s allowance for loan losses, see Management’s Discussion and Analysis and Note 3 of the “Notes to Consolidated Financial Statements.”

The following table sets forth information about the Bank’s allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate:
Construction and land development	$12,299	34%	$2,597	30%	$1,948	22%	$1,432	20%	$759	14%
Mortgage:
1-4 family residential	19,160	53	3,860	44	2,503	48	2,508	46	1,092	50
Multi-family residential	554	2	173	2	202	2	254	3	187	3
Commercial	2,964	8	1,370	16	2,272	21	1,989	23	1,630	24
Equity line	738	1	399	4	244	3	252	4	186	4
Other	14	—	17	—	8	—	8	—	9	—

Total real estate loans	35,729	98%	8,416	96%	7,177	96%	6,443	96%	3,863	95%
Commercial, industrial and agricultural	307	1	257	3	192	3	222	3	222	3
Consumer	226	1	115	1	96	1	64	1	63	2
Unallocated	—	—	—	—	321	—	34	—	205	—

Total gross loans	$36,262	100%	$8,788	100%	$7,786	100%	$6,763	100%	$4,353	100%

Investment Activities

The following table sets forth the carrying value of the Bank’s investment securities portfolio at the dates indicated. For additional information regarding the Bank’s investments, see Note 2 of “Notes to Consolidated Financial Statements.”

	At December 31,
	2008	2007	2006
	(In thousands)
Securities held to maturity:
U.S. Government and agency securities	$1,999	$2,992	$—
Mortgage-backed securities	1,276	1,520	1,738

Total securities held to maturity	$3,275	$4,512	$1,738

Securities available for sale:
U.S. Government and agency securities	$25,656	$35,734	$33,601
Mortgage-backed securities	4,670	5,076	4,770
Marketable equity securities	—	—	4,980

Total securities available for sale	$30,326	$40,810	$43,351

Total investment securities portfolio	$33,601	$45,322	$45,089

As previously disclosed, we recorded a non-cash other-than-temporary impairment charge during the quarter ended September 30, 2008 with respect to certain of our available-for-sale investments in the preferred stock of Fannie Mae and Freddie Mac. This non-cash, other-than-temporary impairment charge totaling $9.1 million, which was partially offset by a related tax benefit of $3.3 million, was a result of the U.S. government’s actions during the quarter ended September 30, 2008, which included placing Fannie Mae and Freddie Mac under conservatorship, giving control of their management to their regulator, the Federal Housing Finance Agency, and prohibiting Fannie Mae and Freddie Mac from paying dividends on their existing common and preferred stock.

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

The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank’s investment securities portfolio at December 31, 2008.

	One Year or Less		After One Through Five Years		After Five Through Ten Years		More than Ten Years		Total Investments Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Fair Value	Average Yield
	(Dollars in thousands)
Securities held to maturity:
U.S. Government and agency securities	$1,999	5.36%	$—	—	$—	—	$—	—	$1,999	$2,023	5.36%
Mortgage-backed securities	—	—	—	—	1,239	4.50%	37	6.13%	1,276	1,313	4.55%

Total Securities Held to Maturity	$1,999	5.36%	$—	—	$1,239	4.50%	$37	6.13%	$3,275	$3,336	5.04%

Securities available for sale:
U.S. Government and agency securities	$10,192	4.06%	$15,464	4.22%	$—	—	$—	—	$25,656	$25,656	4.16%
Mortgage-backed securities	—	—	—	—	724	4.50%	3,946	4.93%	4,670	4,670	4.86%

Total securities available for sale	$10,192	4.06%	$15,464	4.22%	$724	4.50%	$3,946	4.93%	$30,326	$30,326	4.27%

Total investment securities portfolio	$12,191	4.28%	$15,464	4.22%	$1,963	4.50%	$3,983	4.94%	$33,601	$33,662	4.34%

Deposit Activities and Other Sources of Funds

General: Deposits are the major source of the Bank’s funds for lending and other investment purposes. In addition to deposits, Cooperative Bank derives funds from interest payments, loan principal repayments, borrowed funds, and funds provided by operations. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates, economic conditions, and competition. Borrowings, when available, may be used to compensate for reductions in the availability of funds from other sources, or if borrowings are a more cost effective means of funding, as has been the case throughout much of 2008. The Bank intends to fund its activities primarily through deposits.

Deposits: Deposits are attracted from within the Bank’s primary market area through the offering of a broad selection of deposit instruments including checking, savings, money market deposit, and term certificate accounts (including jumbo certificates in denominations of $100,000 or more), as well as individual retirement plans. Deposit account terms vary, among other things, according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. In addition to deposits made at a branch, the Bank obtains funds through brokers and attracts deposits over the Internet, both of which are considered viable alternatives to borrowed funds. The Bank can no longer accept, renew, or rollover brokered deposits without obtaining a waiver from the FDIC. For further information regarding the Bank’s deposits, see Management’s Discussion and Analysis and Note 5 of “Notes to Consolidated Financial Statements.”

The following table contains information relating to the Company’s average time deposits and their corresponding expense and average cost for the periods indicated.

	At December 31,
	2008	2007	2006
	(Dollars in Thousands)
Average time deposit balance	$570,232	$540,004	$478,655
Interest expense	24,319	27,513	21,531
Average cost	4.26%	5.10%	4.50%

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2008.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$74,678
Over three through six months	82,425
Over six months through twelve months	131,813
Over twelve months	28,173

Total	$317,089

Borrowings: Deposits are the primary source of funds for Cooperative Bank’s lending and investment activities and for its general business purposes. If the need arises, the Bank may obtain advances from the FHLB of Atlanta, if funds are available on the Bank’s line of credit, to supplement its supply of loanable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Bank’s stock in the FHLB and a lien on a portion of the Bank’s first mortgage loans.

The FHLB of Atlanta functions as a central reserve bank providing credit for the Bank and other member financial institutions. As a member, Cooperative Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages, commercial loans, equity lines of credit, and other assets (principally, securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. As previously reported, since December 31, 2008, the FHLB has reduced this line of credit to $168.1 million, the balance of the line of credit at the date the line of credit was reduced.

Lumina has borrowed money on a short-term basis to fund its loans that are held for sale. At December 31, 2008, this borrowing was collateralized by mortgage loans held for sale. When a loan is sold, the proceeds are used to repay the borrowing. Loans are usually sold within 60 days. This borrowing relationship was terminated subsequent to December 31, 2008.

Capital Trust I was formed for the sole purpose of issuing trust preferred securities and investing the proceeds from the sale of such trust preferred securities in junior subordinated debentures. The debentures held by the Trust are the sole assets of the Trust. The Company owns 100% of the Trust’s outstanding common securities and unconditionally guarantees the Trust’s financial obligations. The debentures and the trust preferred securities bear an interest rate of 5.74% through August 2010, and thereafter bear an interest rate equal to 142 basis points over the three-month LIBOR (London Inter-bank Offered Rate). The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will have priority over the trust common securities if, and so long as, the Company fails to make principal or interest payment on the debentures. Concurrently with the issuance of the debentures and the trust preferred securities, the Company entered into a Guaranty Agreement, dated August 30, 2005, related to the trust preferred securities for the benefit of the holders. The debentures and trust preferred securities each have 30-year lives and will each be callable by the Company or the Trust, at their option, after five years. The Company has the option to defer interest for up to five years on the debentures. The debentures qualify as Tier I capital under Federal Reserve Board guidelines, subject to limitations.

The Company relies on cash dividends from the Bank to make interest payments on the junior subordinated debentures issued by the Company in August 2005. As required under recent regulatory restrictions imposed on the Company and the Bank, the Company and the Bank requested approval from the Federal Reserve Board and Federal Deposit Insurance Corporation for a proposed cash dividend from the Bank to the Company to be used to pay the $217,000 interest payment on the junior subordinated debentures due March 15, 2009. However, such requests for approval were denied by the Federal Reserve Board and Federal Deposit Insurance Corporation. Consequently, the Company is obligated to make the $217,000 interest payment on the junior subordinated debentures due March 15, 2009, plus any applicable accrued interest and costs associated therewith. On April 15, 2009, the Company notified the Trustee for Cooperative Bankshares Capital Trust I that, beginning with the June 15, 2009 interest payment period, the Company has elected to defer all payments of interest on the junior subordinated debentures for an indefinite period of time (but no longer than 20 consecutive quarterly periods).

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

The discussion of the laws and regulations applicable to Bankshares and the Bank in this section and throughout this Annual Report on Form 10-K is intended to be a summary, and not a comprehensive description of, such laws and regulations. Further, the discussion is qualified in its entirety by reference to the actual laws and regulations referenced herein, as well as to the Consent Agreement and Order filed as Exhibits to the Company’s Current Report on Form 8-K dated March 18, 2009 and to the discussion of the Consent Agreement and Order and the Reserve Bank Agreement under “Regulatory Actions” in Item 1 of this Annual Report on Form 10-K.

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

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including being “well-capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities may include insurance underwriting and investment banking. The Gramm-Leach-Bliley Act also authorizes banks to engage in certain activities permitted for financial holding companies through “financial subsidiaries.” Financial subsidiaries are generally treated as affiliates for purposes of restrictions on a bank’s transactions with affiliates. The Company has not become a financial holding company.

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

Regulation of the Bank

General: As a North Carolina chartered commercial bank with deposits insured by the FDIC’s Deposit Insurance Fund (“DIF”), Cooperative Bank is subject to extensive regulation by the Commissioner and the FDIC. The lending activities and other investments of the Bank must comply with various federal regulatory requirements and the Commissioner and the FDIC periodically examine Cooperative Bank for compliance with these requirements. The Bank must file reports with the Commissioner and the FDIC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Some of these regulatory requirements are referred to below or appear elsewhere herein. Reference is also made to the Consent Agreement and Order, filed as Exhibits to the Company’s Current Report on Form 8-K dated March 18, 2009 and to the discussion of the Consent Agreement and Order and Reserve Bank Agreement under “Regulatory Actions” in Item 1 of this Annual Report on Form 10-K.

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

As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as “significantly undercapitalized” pursuant to Part 325 of the FDIC Rules and Regulations. For further information regarding the Bank’s capital requirements, see Note 7 of “Notes to Consolidated Financial Statements.”

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

Under applicable regulations, the Bank is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. As a result of the Bank being categorized as “significantly undercapitalized” at December 31, 2008 pursuant to Part 325 of the FDIC Rules and Regulations, the bank is prohibited from paying dividends on its capital stock, as discussed in the Current Report on Form 8-K filed with the SEC on February 13, 2009.

Insurance of Deposit Accounts: The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels, and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, with less risky institutions paying lower assessments. For 2008, assessments ranged from five to forty-three basis points of assessable deposits. No institution may pay a dividend if in default of the federal deposit insurance assessment.

Due to losses incurred by the Deposit Insurance Fund from failed institutions in 2008 and anticipated future losses, the FDIC adopted, pursuant to a Restoration Plan to replenish the fund, an across the board 7.0 basis point increase in the assessment range for the first quarter of 2009. The FDIC subsequently adopted further refinements to its risk-based assessment system, effective April 1, 2009, that effectively make the range 7.0 to 77.5 basis points. The Bank anticipates paying higher FDIC assessments given its undercapitalized status and the effect of these changes to the risk-based assessment system. The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. The FDIC is also considering imposing on all insured institutions an emergency special assessment of 20 basis points of assessable deposits as of June 30, 2009 in order to cover losses to the Deposit Insurance Fund and has mentioned the possibility of additional emergency assessments of up to ten basis points per quarter, as deemed necessary.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2010. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies would be guaranteed by the FDIC for a limited period. The Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage and the Bank and Bankshares opted not to participate in the unsecured debt guarantee program.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending December 31, 2008 averaged 112 basis points of assessable deposits.

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

Federal Home Loan Bank System: The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. Cooperative Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at December 31, 2008 of approximately $8.3 million.

Federal Reserve Board Regulation: Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves of 3% on the first $10.3 million to $44.4 million of transaction accounts, plus 10% on the remainder. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. At December 31, 2008, the Bank met its reserve requirements.

North Carolina law also requires the Bank to maintain a reserve fund at least equal to the Federal Reserve requirement. In the event the reservable liabilities of the Bank are such that no reserve is required by the Federal Reserve, the Bank would be required under North Carolina law to maintain a reserve fund equal to 3% of its total deposits of every kind which are not otherwise secured by acceptable collateral.

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

State Income Taxation

Under North Carolina law, the Bank is subject to an annual corporate income tax on its federal taxable income as computed under the Code, subject to certain prescribed adjustments. The Bank is also subject to an annual corporate income tax in South Carolina on its book income attributable to the operations of its South Carolina branches, subject to certain prescribed adjustments. In addition to the state corporate income tax, the Bank is subject to an annual state franchise tax to North Carolina, which is imposed at a rate of 0.15% applied to the greatest of the Bank’s (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina, or (iii) appraised valuation of property in North Carolina. Lumina will also file a corporate income tax return in North Carolina. The filing of consolidated returns is not permitted under North Carolina or South Carolina law. The annual corporate income tax rate in North Carolina and South Carolina is 6.90% and 5.00%, respectively.

Item 1A.	Risk Factors

We believe substantial doubt exists as to our ability to continue as a going concern unless we are able to raise additional capital. However, that capital may not be available and, without additional capital, we will be required to pursue alternative courses such as selling assets or seeking potential acquisition partners.

Due to the conditions and events discussed throughout this Annual Report on Form 10-K, we believe substantial doubt exists as to our ability to continue as a going concern. The Company is currently engaged in preliminary negotiations with various third parties regarding the raising of additional capital. If we cannot raise additional capital and/or consummate a strategic merger or sale, we may not be able to sustain further deterioration in our financial condition and other regulatory actions may be taken. As of the date of the Report of Independent Registered Public Accounting Firm included in the filing of this Annual Report on Form 10-K, the Company has not entered into a definitive agreement regarding the raising of additional capital or a potential sale of the Company and no assurances can be made that the Company will ultimately enter into such an agreement.

Severe, adverse, and precipitous economic and market conditions have adversely affected us and our industry.

The recent negative events in the housing market, including significant and continuing home price reductions coupled with the upward trends in delinquencies and foreclosures, have resulted and will likely continue to result in poor performance of mortgage and construction loans and with further deterioration, in significant asset writedowns by many financial institutions. Reduced availability of commercial credit and increasing unemployment further contribute to deteriorating credit performance of commercial and consumer credit, resulting in additional writedowns. Financial market and economic instability have caused financial institutions to severely restrict their lending to customers and each other. This market turmoil and credit tightening has exacerbated commercial and consumer deficiencies, the lack of consumer confidence, market volatility and widespread reduction in general business activity. Financial institutions also have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets has and may continue to adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. In particular, we may face the following risks in connection with these events:

•

We potentially face increased regulation of our industry including heightened legal standards and regulatory requirements or expectations imposed in connection with recent and anticipated legislation Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•

The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

•

We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits, also our current risk profile will cause us to pay higher premiums.

•

The number of our borrowers that may be unable to make timely repayments of their loans, or the decrease in value of real estate collateral securing the payment of such loans could continue to escalate and result in significant credit losses, increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on our operating results.

•

Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or on any terms from other financial institutions.

•

Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions, the conversion of certain investment banks to bank holding companies and the favorable governmental treatment afforded to the largest of the financial institutions may adversely affect the our ability to market our products and services and continue to obtain market share.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. The FHLB has reduced our line of credit from $181.3 million to $168.1 million, our current outstanding balance. The Federal Reserve Board has also notified the Bank that it will permit the Bank to draw on its line of credit with the Federal Reserve Bank only in limited circumstances and for a short duration. Factors that could further detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Due to the fact that we are significantly undercapitalized, we are not allowed to purchase brokered deposits without first obtaining a regulatory waiver, which has not been obtained as of the filing of this Annual Report on Form 10-K. This could significantly affect our ability to fund normal operations. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates. At December 31, 2008, management considered the Bank’s liquidity level to be low, but sufficient for the purposes of meeting the Bank’s cash flow requirements.

We are required to raise additional capital, but that capital may not be available and without additional capital, other courses such as selling assets and looking for merger partners will need to be pursued.

Under the terms of the Order and Consent Agreement, we are required to develop and adopt a plan that requires the Bank to obtain a Tier 1 leverage ratio above 10% as well as a plan for the Bank to meet the minimum risk based capital requirements, each of which plans must be acceptable to both the FDIC and the Commissioner. Our ability to raise additional capital is contingent on the current capital markets and on our financial performance. Available capital markets are not currently favorable and we do not anticipate any material improvement in these markets in the near term. Accordingly, we cannot be certain of our ability to raise additional capital on any terms. If we cannot raise additional capital and/or continue to down-size operations and our size or engage a strategic merger or sale, we may not be able to sustain further deterioration in our financial condition and other regulatory actions may be taken, including placing the Bank into receivership with the FDIC. If the Bank is placed into receivership, it is highly likely that the Company would be required to cease operations and liquidate or seek bankruptcy protection. If the Company were to liquidate or seek bankruptcy protection, we do not believe that there would be assets available to holders of the capital stock of the Company.

We are required to comply with the terms of a cease and desist order recently issued by the Federal Deposit Insurance Corporation and North Carolina Commissioner of Banks and a written agreement we have entered into with the Federal Reserve Bank of Richmond. Lack of compliance could result in monetary penalties and/or additional regulatory actions.

We have entered into a stipulation and consent to the issuance of a March 12, 2009 order to cease and desist (the “Consent Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Commissioner of Banks (the “Commissioner”). The Order is a formal corrective action pursuant to which the Bank has agreed to address specific areas through the adoption and implementation of procedures, plans and policies designed to enhance the safety and soundness of our bank. These affirmative actions include management assessment, increased Board participation, implementation of plans to address capital, disposition of assets, allowance for loan losses, reduction in the level of classified and delinquent loans, loan portfolio diversification, profitability, strategic planning, liquidity and funds management and a reduction in the level of brokered deposits. In addition, the Bank is required to maintain specified capital levels, notify the FDIC and the Commissioner of director and management changes and obtain prior approval of dividend payments. The Order specifies certain timeframes for meeting these requirements, and our bank must furnish periodic progress reports to the FDIC and Commissioner of Banks regarding its compliance. The Order will remain in effect until modified or terminated by the FDIC and the Commissioner. In addition, we have entered into a written agreement with the Federal Reserve Bank of Richmond, as further described in “Regulatory Actions” in Item 1 of this Annual Report on Form 10-K. If we fail to comply with the Order, the Consent Agreement, or the Federal Reserve Agreement, the FDIC, Commissioner, and/or Federal Reserve may pursue the assessment of civil money penalties against us and our officers and directors and may seek to enforce the terms of the Order or Federal Reserve Agreement through court proceedings.

In the event that we attempt to expand and open additional branches, we may encounter risks unique to a particular area which could have an adverse effect on our business or results of operations.

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

Our business strategy centers, in part, on offering construction and land development, commercial, and equity line loans secured by real estate in order to expand our net interest margin. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to-four family residential mortgage loans. At December 31, 2008, construction and land development, commercial, and equity line loans secured by real estate totaled $310.8 million, which represented 35.6% of total loans. If we continue to increase the level of these loans, we will increase our credit risk profile relative to other financial institutions that have higher concentrations of one-to-four family loans.

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

Construction financing typically involves a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction and the bid price and estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal. Recently, there has been a significant slowdown in the housing market in our market area. This slowdown reflects declining prices and excess inventories of homes to be sold, which has contributed to financial strain on home builders and suppliers. Continued deterioration in the real estate market generally and in the residential building segment in particular within our market area could result in increased loan charge offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, net income and capital. Although our underwriting criteria is designed to evaluate and minimize the risks of each construction loan, there can be no guarantee that these practices will safeguard against material delinquencies and losses to our operations.

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

A portion of our residential and commercial lending is secured by vacant or unimproved land. Loans secured by vacant or unimproved land are generally more risky than loans secured by improved property for one-to-four family residential mortgage loans. Since vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business. These loans are susceptible to adverse conditions in the real estate market and local economy. While we seek to minimize this risk in a variety of ways, including attempting to employ conservative underwriting criteria, there can be no assurance that these measures will protect against credit-related losses. At December 31, 2008, loans secured by vacant or unimproved property totaled $ 235.4 million, or 27.0% of our loan portfolio.

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

At December 31, 2008 our allowance for loan losses as a percentage of loans was 4.16% as compared to 1.07% at December 31, 2007. Regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, results of operations, and cash flows.

The legislation that established U.S. Treasury’s Troubled Assets Relief Program (“TARP”), was signed into law on October 3, 2008. As part of TARP, the U.S. Treasury established the TARP Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Then, on February 17, 2009, further legislation was signed into law as a sweeping economic recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. There can be no assurance as to the actual impact any of this legislation will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

There have been numerous actions undertaken in connection with or following the recent legislation by the Federal Reserve, Congress, U.S. Treasury, the SEC and the federal bank regulatory agencies in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in late 2007. These measures include homeowner relief that encourages loan restructuring and modification;

the temporary increase in FDIC deposit insurance from $100,000 to $250,000, the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. The recent legislation and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

U.S. and international financial markets and economic conditions, particularly in our market area, could adversely affect our liquidity, results of operations and financial condition.

Recent turmoil and downward economic trends have been particularly acute in the financial sector. We are considered “significantly undercapitalized” under the FDIC’s prompt corrective action regulations. While our management has taken aggressive measures to shore up its liquidity positions, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers experience the impact of an economic slowdown and recession. In view of the concentration of our operations and the collateral securing our loan portfolio in the State of North Carolina, we may be particularly susceptible to the adverse economic conditions in North Carolina, where our business is concentrated. In addition, the severity and duration of these adverse conditions is unknown and may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us. In addition, the severity and duration of these adverse conditions is unknown and may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us. Accordingly, continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity, financial condition, results of operations and profitability.

Our business is subject to the success of the local economy in which we operate, which has been negatively impacted by the recent national economic slowdown.

Because the majority of our borrowers and depositors are individuals and businesses located and doing business in the communities of Eastern North and South Carolina, our success depends, to a significant extent, upon economic conditions throughout this area. This market is generally segmented into coastal communities and inland areas. The economics of the coastal communities (concentrated in Dare, Carteret, Currituck, Onslow, Pender, New Hanover, and Brunswick Counties of North Carolina and Horry County, South Carolina) are seasonal and largely dependent on the summer tourism industry. The economy of Wilmington, the largest city in the market area, a historic seaport with a population of approximately 100,000, is also reliant upon summer tourism, but is diversified into the chemicals, shipping, pharmaceutical, aircraft engines, and fiber optics industries. Wilmington also serves as a regional retail center, a regional medical center, and home of the University of North Carolina at Wilmington. The inland communities we serve (concentrated in Bladen, Brunswick, Columbus, Duplin, Hyde, Beaufort, and Pender Counties of North Carolina and Chesterfield County, South Carolina) are largely service areas for agricultural activities. The national economic slowdown has impacted our local economy as well, evidenced by rising unemployment, declining real estate values, a decrease in the annual compound growth rate, and a rise in regional foreclosures, among other things. In addition, we expect the economic downturn to negatively affect beach tourism and vacation rental rates and prices. The economic downturn has resulted in an increase in payment delinquencies, foreclosures, provision for loan losses, and loss on other real estate owned at the Bank.

Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans, and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism, and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures, or losses caused by adverse market or economic conditions in the Carolinas could adversely affect the value of our assets, revenues, results of operations, and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

If the value of real estate in Eastern North and South Carolina were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

With most of our loans concentrated in the Eastern North and South Carolina region, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. A decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies, and natural disasters.

We actively lend on the security of rental properties located in the Outer Banks region of North Carolina, which may increase the likelihood of delinquencies and losses to our operations.

We currently lend on the security of properties located in the Outer Banks region of North Carolina. This region’s economic base is seasonal and driven by beach tourism, which is expected to decline as a result of the current economic environment, and a large number of loans we make in this area are secured by vacation rental properties. These loans are inherently more risky than loans secured by the borrower’s permanent residence, since the borrower is typically dependent upon rental income to meet debt service requirements, and repayment is therefore subject to a greater extent to adverse economic, weather, and other conditions affecting vacation rentals. Despite management’s efforts to minimize these risks by employing what it believes to be conservative underwriting practices, there is no guarantee that lending on the security of such rental properties will prevent material delinquencies and losses to our operations.

Hurricanes or other adverse weather events could negatively affect our local economy or cause disruptions to our branch office operations, which could have an adverse effect on our business or results of operations.

Our operations are concentrated in Eastern North and South Carolina, a geographic region with coastal areas that are susceptible to hurricanes and tropical storms. Such weather events can disrupt our operations, result in damage to our branch office locations and real estate collateral securing our loans, and negatively affect the local economy in which we operate. We cannot predict whether or to what extent damage caused by hurricanes or tropical storms will affect our operations or the economy in our market area, but such weather events could result in a decline in loan originations and an increase in the risk of delinquencies, foreclosures, or loan losses. These and other negative effects of hurricanes or tropical storms may adversely affect our business or results of operations.

Continued deterioration of the real estate market may cause us to reserve for additional loan losses, leading to the need for us to raise additional capital, which capital may not be available when it is needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We currently need to raise additional capital. If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interests of current investors and may dilute the per share book value of our common stock. New investors may also have rights, preferences, and privileges senior to our current shareholders, which may adversely impact our current shareholders.

Our ability to raise additional capital depends on conditions in the capital markets, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital on terms acceptable to us. If we cannot raise additional capital, our ability to continue our operations could be materially impaired.

There is a possibility that our common stock may be delisted and, as a result, become more volatile and less liquid.

Bankshares’ common stock is currently listed on the Nasdaq Global Market. Due to the current trading price range of our common stock, it is probable that without a substantial and sustained increase in the trading price range of our common stock, the shares will be delisted by Nasdaq. In addition, on April 17, 2009, the Company received a letter from Nasdaq indicating that the Company is not in compliance with the filing requirements for continued listing under Nasdaq Marketplace Rule 5250(c)(1) due to the delayed filing of this Annual Report on Form 10-K. Pursuant to the notification letter, the Company is required to submit a plan to regain compliance with Nasdaq’s filing requirements for continued listing within 60 calendars days of the date of the Nasdaq notification letter. In the event of delisting by Nasdaq, our common shares might continue to trade on the “over-the-counter” (“OTC”) market although there are no assurances. OTC transactions involve risks in addition to those associated with transactions on a stock exchange. Many OTC stocks trade less frequently and in smaller volumes than stocks listed on an exchange. Accordingly, OTC-traded shares are less liquid and are likely to be more volatile than exchange-traded stocks.

Competition from financial institutions and other financial service providers may adversely affect our growth and profitability.

The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. This competition has made it more difficult for us to make new loans and has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. While we believe we can, and do, successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, smaller resources, smaller lending limits, lack of geographic diversification, and inability to spread our marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, we can give no assurance this strategy will continue to be successful.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., prime) may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, origination volume, and overall profitability. We currently have a large number of loans that will reprice in the near future. At December 31, 2008, $427.8 million, or 48.3%, of our loan portfolio including loans available for sale may reprice in January 2009, which could materially adversely affect our results of operations.

From September 2007 to December 2008, the U.S. Federal Reserve decreased its target for the federal funds from 5.25% to 0.25%. As a result of this, adjustable rate loans have repriced immediately while our largest type of deposits, time deposits, reprice upon maturity if they are rolled over, compressing our interest rate spread and net interest margin. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. For the years ended December 31, 2008 and 2007, our interest rate spread was 2.36% compared to 2.99%, respectively. If short-term interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. For additional information, see Interest Rate Sensitivity Analysis under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Cooperative Bank is subject to regulation, supervision and examination by the North Carolina Office of the Commissioner of Banks and the Federal Deposit Insurance Corporation, as insurer of its deposits. Such regulation and supervision govern the activities in which a commercial bank and its holding company may engage and are intended primarily for the protection of the DIF and for the depositors of Cooperative Bank and are not intended to protect the interests of investors in our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. In addition, the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq that are applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices, including the costs of completing our audit and maintaining our internal controls.

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

Bankshares’ ability to service our debt and otherwise pay our obligations as they come due is substantially dependent on capital distributions from Cooperative Bank, and these distributions are subject to regulatory limits and other restrictions.

A substantial source of Bankshares’ income from which we service our debt and pay our obligations is the receipt of dividends from Cooperative Bank. Pursuant to the Order and the Consent Agreement, the Bank is required to obtain prior regulatory approval of the FDIC and Commissioner before making dividend payments to Bankshares. In the event that the Bank is unable to obtain regulatory approval to pay dividends to us, we may not be able to service our debt or pay our obligations. The inability to receive dividends from Cooperative Bank may adversely affect our business, financial condition, results of operations, and prospects.

Cooperative Bank’s loan portfolio contains concentrations of credit to borrowers which creates special credit risk.

Credit risk is the risk that one or more of the Bank’s borrowers will not be able to repay some or all of their obligations to the Bank and is an inherent part of the Bank’s business. Concentrations of credit occur when the aggregate amount owed by one borrower, a related group of borrowers, or borrowers within an industry or group represent a relatively large percentage of the total credit extended by the Bank. Although each loan in a concentration may be of sound quality, concentrations of credit create special risks that are not present when the same loan amount is extended to a group of unrelated borrowers. Loans concentrated to one borrower depend, to a large degree, upon the financial capability and character of the individual borrower. Loans made to a related group of borrowers can be more susceptible to adverse consequences if financial problems are experienced by one or a few members of that group. At December 31, 2008, the Bank had seventeen borrowing relationships (related to one borrower or a related group of borrowers) that approached or exceeded the Bank’s legal lending limit to one borrower (aggregate borrowings above $8.0 million). At December 31, 2008, the total amount committed by the Bank on these borrowing relationships, which includes the principal balance of loans outstanding and any available credit on lines of credit, was $127.3 million. As of December 31, 2008, seven of these borrowing relationships were considered impaired in accordance with SFAS No. 114. The aggregate impaired loan balance on these borrowing relationships at December 31, 2008 was $43.8 million. Any additional adverse classification of any of these loans could have a negative affect on our earnings.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Bank operated twenty-two offices throughout the coastal and inland communities of Eastern North Carolina and three offices in South Carolina at December 31, 2008. The Bank has a total of ten offices that are subject to leases. The land is leased for six of these offices on which the Bank has its own building. Three leases are for the land and the building and one is for an office condominium that is leased by the Bank. Lumina operated four offices in North Carolina, all of which are leased. For additional information relating to premises and equipment and leases, see Note 4 and Note 14 of “Notes to Consolidated Financial Statements.”

Item 3.	Legal Proceedings

In the normal course of business, the Company is involved in various legal proceedings. After consultation with legal counsel, management believes that any liability resulting from such proceedings will not have a material adverse effect on the financial condition or operations of the Company.

Pursuant to Section 6707A(e) of the Code, we must disclose if we have been required to pay a penalty to the Internal Revenue Service for failing to make disclosures required with respect to certain transactions that have been identified by the Service as abusive or that have a significant tax avoidance purpose. During the year ended December 31, 2008, we did not enter into any such transactions and were not required to pay a penalty to the Service for failing to make the required disclosures.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

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

The Company did not purchase any of its common stock during the quarter ended December 31, 2008.

Bankshares’ common stock is listed on the Nasdaq Global Market under the symbol “COOP.” As of December 31, 2008, Bankshares had approximately 488 holders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 6,589,256 shares outstanding.

The following table sets forth high and low sales prices for each quarter during the fiscal years ended December 31, 2008 and December 31, 2007 for Bankshares’ common stock, and corresponding quarterly dividends period per share.

	High	Low	Dividends Paid Per Share
Year Ended December 31, 2008
Fourth quarter	$5.79	$2.25	$—
Third quarter	7.30	5.01	—
Second quarter	10.95	6.90	0.05
First quarter	14.50	10.11	0.05

Year Ended December 31, 2007
Fourth quarter	$17.93	$10.99	$0.05
Third quarter	17.43	14.59	0.05
Second quarter	17.10	15.90	0.05
First quarter	19.17	15.87	0.05

The following graph compares the cumulative 5-year total return provided to shareholders on Cooperative

Bankshares, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite Index and the

NASDAQ Bank Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indices on December 31, 2003 and its relative performance is tracked through December 31, 2008.

	12/03	12/04	12/05	12/06	12/07	12/08
Cooperative Bankshares, Inc.	100.00	107.37	121.69	162.04	108.28	20.88
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Bank	100.00	111.11	108.64	123.74	97.71	74.73

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

Selected Annual Data

At December 31,	2008	2007	2006	2005	2004
	Dollars in thousands
Selected Financial Condition Data
Assets	$950,954	$926,823	$860,090	$746,266	$550,107
Net loans	834,934	811,316	753,612	636,964	449,417
Securities	33,601	45,322	45,089	44,410	47,195
FHLB stock	8,330	7,085	6,715	5,829	4,519
Deposits	695,562	714,892	661,892	564,990	414,758
Borrowed funds	229,648	141,901	136,021	125,344	85,426
Stockholders’ equity	19,574	65,177	57,623	51,096	46,910

Year Ended December 31,	2008	2007	2006	2005	2004
	Dollars in thousands, except per share data
Selected Operations Data
Interest income	$56,858	$64,578	$56,529	$39,258	$27,603
Interest expense	32,512	35,513	28,392	16,159	9,205
Net interest income	24,346	29,065	28,137	23,099	18,398
Provision for loan losses	36,147	1,450	2,235	2,485	970
Noninterest income	(5,144)	4,927	5,082	5,947	5,183
Noninterest expenses	28,747	19,864	19,016	17,301	15,586
Income (loss) before income taxes	(45,692)	12,678	11,968	9,260	7,025
Net income (loss)	(44,553)	8,081	7,640	5,502	4,681

Selected Financial Ratios and Other Data
Return on average assets	-4.61%	0.91%	0.94%	0.84%	0.89%
Return on average equity	-70.36%	12.99%	14.18%	11.28%	10.54%
Average stockholders’ equity to average assets	6.55%	7.02%	6.66%	7.48%	8.49%
Non-performing assets to total assets	9.63%	1.25%	0.23%	0.01%	0.04%
Allowance for loan losses to loans	4.16%	1.07%	1.02%	1.05%	0.96%
Dividend payout ratio**	—	16.20%	15.62%	15.65%	15.89%
Per Share Data*
Net income (loss) per common share:
Common share—basic	$(6.77)	$1.24	$1.18	$0.85	$0.73
Common share—diluted	$(6.77)	$1.22	$1.15	$0.84	$0.72
Cash dividends declared	$0.10	$0.20	$0.18	$0.13	$0.12
Book value	$2.97	$9.94	$8.85	$7.91	$7.29

*	The per share information is computed after giving retroactive effect to the 3-for-2 stock splits in the form of a 50% stock dividend declared on May 31, 2006 and January 19, 2005.
**	Dividend payout ratio omitted during periods of net loss.

Selected Quarterly Data

	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Dollars in thousands, except per share data
Selected Quarter-End Balances
Assets	$950,954	$982,379	$973,681	$958,195	$926,823	$921,965	$891,567	$865,225
Net loans	834,934	867,786	854,057	834,642	811,316	805,595	784,067	756,494
Securities	33,601	39,390	48,889	50,200	45,322	46,829	43,510	44,073
FHLB stock	8,330	8,735	8,600	7,925	7,085	7,311	6,816	6,681
Deposits	695,562	709,469	731,583	728,639	714,892	707,897	690,798	665,139
Borrowed funds	229,648	211,212	171,623	158,306	141,901	145,491	134,968	135,003
Stockholders’ equity	19,574	55,174	63,607	64,842	65,177	63,484	61,365	59,539

Selected Operations Data
Interest income	$12,893	$14,214	$14,456	$15,296	$16,472	$16,699	$15,941	$15,466
Interest expense	7,513	7,797	8,198	9,005	9,319	9,228	8,686	8,281
Net interest income	5,380	6,417	6,258	6,291	7,153	7,471	7,255	7,185
Provision for loan losses	28,672	4,150	2,470	855	450	350	350	300
Noninterest income	545	(8,067)	1,073	1,304	1,178	1,198	1,225	1,327
Noninterest expenses	11,400	6,148	5,569	5,629	5,045	5,045	4,862	4,912
Income (loss) before income taxes	(34,147)	(11,948)	(708)	1,111	2,836	3,274	3,268	3,300
Net income (loss)	(36,015)	(8,940)	(350)	752	1,805	2,107	2,066	2,103

Selected Financial Ratios and Other Data
Return on average assets	-14.60%	-3.65%	-0.14%	0.32%	0.78%	0.93%	0.95%	0.98%
Return on average equity	-252.05%	-55.25%	-2.12%	4.58%	11.13%	13.24%	13.51%	14.22%
Average stockholders’ equity to average assets	5.79%	6.60%	6.81%	7.02%	7.03%	7.05%	7.06%	6.93%
Per Share Data
Net income (loss) per common share:
Common share—basic	$(5.47)	$(1.36)	$(0.05)	$0.11	$0.28	$0.32	$0.32	$0.32
Common share—diluted	$(5.47)	$(1.36)	$(0.05)	$0.11	$0.27	$0.32	$0.31	$0.32
Cash dividends declared	$—	$—	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05
Book value	$2.97	$8.37	$9.66	$9.85	$9.94	$9.69	$9.37	$9.14

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

Cooperative Bankshares, Inc. (“Bankshares”) is a registered bank holding company incorporated in North Carolina in 1994. Bankshares is the parent company of Cooperative Bank (“Cooperative” or the “Bank”), a North Carolina chartered commercial bank. Cooperative Bank, headquartered in Wilmington, North Carolina, was chartered in 1898. The Bank provides financial services through twenty-two offices in North Carolina and three offices in South Carolina.

One of the Bank’s subsidiaries, Lumina Mortgage Company, Inc. (“Lumina”) is a mortgage banking firm originating and selling residential mortgage loans through four offices in North Carolina. The Bank liquidated its other subsidiary, CS&L Holdings, Inc. (“Holdings”), a holding company incorporated in Virginia for CS&L Real Estate Trust, Inc. (the “REIT”), a real estate investment trust, which was also liquidated. Holdings and REIT were liquidated effective June 30, 2006, with all of their assets and liabilities transferring to the Bank. Other than the effect on the Company’s effective income tax rate and related expense, this liquidation did not have a material impact on the Company’s financial position or results of operations. Bankshares, the Bank, and the Bank’s subsidiaries are collectively referred to as the Company. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Cooperative Bank and its subsidiaries.

The following is management’s discussion and analysis presented to assist in understanding the Company’s financial condition and results of operations. This discussion should be read in conjunction with the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements”.

Critical Accounting Policies

The preparation of our audited consolidated financial statements and the information included in management’s discussion and analysis is governed by policies that are based on accounting principles generally accepted in the United States of America and general practices within the banking industry. Among the more significant policies are those that govern accounting for allowance for loan losses, goodwill, the valuation allowance on net deferred tax assets, and fair value estimates. These policies are discussed in Note 1, Note 10, and Note 12 of the “Notes to Consolidated Financial Statements”.

A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and results of operations and requires a difficult, subjective, or complex judgment by management. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. Estimates and judgments are integral to our accounting for certain items, and those estimates and judgments affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. The Company periodically evaluates its estimates, including those related to the reserve for loan losses and goodwill. While we base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. Further information regarding the accounting policies that we consider to be critical is provided below.

Allowance for loan losses: The Company’s most significant critical accounting policy is the determination of its allowance for loan losses. The allowance for loan losses reflects the estimated losses that will result from the inability of our customers to make required payments. The allowance for loan losses is the product of management’s evaluation of the risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair market value of collateral and other items that, in our opinion, deserve current recognition in estimating probable credit losses. Our evaluation process is based on historical evidence and current trends among delinquencies, defaults, nonperforming assets, and various other items.

As a result of rapid decreases in local and regional real estate values and the significant losses experienced by many financial institutions, there has been greater regulatory scrutiny of loan portfolios. We believe we have established our existing allowance for loan losses in accordance with U.S. generally accepted accounting principles. In light of historical performance by regulators in this type of economy, however, there can be no assurance that regulators, in reviewing our loan portfolio, will not request that we increase significantly our allowance for loan losses. In addition, because future events affecting borrowers and collateral as well as the rate of deterioration cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition, results of operations and our ability to comply with the Order and the Consent Agreement. For further information regarding the Bank’s allowance for loan losses, see “Management’s Discussion and Analysis” and Notes 1 and 3 of the “Notes to Consolidated Financial Statements.”

Goodwill: Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired in a business combination, is tested at least annually for impairment. Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and a second step of the impairment test will be performed. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of a reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses. Based on our evaluation completed this year, management believes goodwill is impaired. As a result of this evaluation, the Company recorded a non-cash goodwill impairment charge of $5.5 million and a related tax benefit of $497,000 during the year ended December 31, 2008. For additional information related to goodwill and its related impairment, see Results of Operation in “Management’s Discussion and Analysis” and Note 1 of the “Notes to Consolidated Financial Statements”.

Valuation allowance on deferred tax assets: Deferred tax asset and liability balances are determined by application of temporary differences at the tax rate expected to be in effect when taxes become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. Management’s determination of the realization of the net deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income.

A valuation allowance is established for any deferred tax assets for which management does not believe it is more-likely-than-not that the full future tax benefit will be utilized. At December 31, 2008, management does not believe it is more-likely-than-not that the full benefit of our net deferred tax asset will be realized, primarily a result of substantial doubt as to our ability to continue as a going concern as discussed in Note 18 of “Notes to Consolidated Financial Statements”. Accordingly, a valuation allowance of $13.8 million has been established against such benefits.

Regulatory Actions

As previously disclosed in a Current Report on Form 8-K dated March 18, 2009, we entered into a stipulation and consent to the issuance of a March 12, 2009 order to cease and desist (the “Consent Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Commissioner of Banks (the “Commissioner”), whereby the Bank consented to the issuance of an Order to Cease and Desist (the “Order”) promulgated by the FDIC and the Commissioner without admitting or denying the alleged charges.

The Order is a formal corrective action pursuant to which the Bank has agreed to address specific areas through the adoption and implementation of procedures, plans and policies designed to enhance the safety and soundness of our bank. These affirmative actions include directives related to management assessments, increased Board participation, implementation of plans to address capital, disposition of assets, allowance for loan losses, reduction in the level of classified and delinquent loans, loan portfolio diversification, profitability, strategic planning, liquidity and funds management and a reduction in the level of brokered deposits. In addition, the Bank is required to maintain specified capital levels, notify the FDIC and the Commissioner of director and management changes and obtain prior approval of dividend payments. The Order specifies certain timeframes for meeting these requirements, and our bank must furnish periodic progress reports to the FDIC and Commissioner of Banks regarding its compliance. The Order will remain in effect until modified or terminated by the FDIC and the Commissioner.

Effective April 29, 2009, the Company also entered into a written agreement (the “Reserve Bank Agreement”) with the Federal Reserve Bank of Richmond (the “Reserve Bank”). The Reserve Bank Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank and requires, among other things, that the Company obtain the Reserve Bank’s approval prior to: (i) paying dividends, (ii) receiving dividends from the Bank, (iii) making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, (iv) incurring or increasing any debt or (v) purchasing or redeeming any shares of Bankshares’ stock. Pursuant to the terms of the Reserve Bank Agreement, the Company is also required, within 60 days of the date of the Reserve Bank Agreement, to submit to the Reserve Bank an acceptable written plan to maintain sufficient capital at the

Company on a consolidated basis, and at the Bank, as a separate legal entity on a stand-along basis. In addition, the Reserve Bank Agreement also provides that the Company must notify the Reserve Bank before appointing any new directors or senior executive officers and comply with certain restrictions regarding indemnification and severance payments.

The Company must furnish periodic progress reports to the Reserve Bank regarding its compliance with the Reserve Bank Agreement. The Reserve Bank Agreement will remain in effect until modified or terminated by the Reserve Bank.

None of the timeframes under the Order, the Consent Agreement, or the Reserve Bank Agreement have lapsed and therefore we are in the process of responding to the provisions of both documents. In order to achieve compliance with the Order, we will need to either raise capital, sell assets to deleverage, or both. As previously reported, the Company is undertaking certain actions designed to improve its capital position and has engaged an investment banker and financial advisors to assist with this effort and to evaluate the Company’s strategic options, including a possible sale or merger of the Company. As of the date of the filing of this Annual Report on Form 10-K, the Company believes that it needs to raise a minimum of $33.0 million of additional capital, assuming no change in risk-weighed assets or its capital position, in order to be capitalized at the levels required by the Order. Our ability to accomplish these goals is significantly constricted by the current economic environment, which has greatly limited access to capital markets. To date, we have neither raised any additional capital nor agreed to a sale and no assurances can be made as to when or whether such capital will be raised or potential acquiror will be identified.

Going Concern Consideration

Due to the conditions and events discussed throughout this Annual Report on Form 10-K, we believe substantial doubt exists as to our ability to continue as a going concern. Management is taking various steps designed to improve the Bank’s capital position. The Bank has developed a written alternative capital plan designed to solicit capital investments and, if necessary, reduce the Bank’s asset size and expenses. However, such a plan is still dependent upon a capital infusion to meet the capital requirements of the Order. As a result, the Company continues to work with its advisors in an attempt to raise capital ratios through sale of assets or a capital raise. As of the date of the filing of this Annual Report on Form 10-K, the Company has not entered into a definitive agreement regarding the raising of additional capital or a potential sale of the Company and no assurances can be made that the Company will ultimately enter into such an agreement.

The Order requires us to increase our capital ratios so that the Bank has a minimum Tier 1 Core Capital ratio of 6% and a minimum Total Risk-Based Capital ratio of 10% within 120 days of the date of the Order. If we do not obtain additional capital, we do not expect to meet the ratios set forth in the Order. Failure to meet the minimum ratios set forth in the Order could result in our regulators taking additional enforcement actions regarding the Bank. In addition, even if we are successful in meeting the capital ratios mandated in the Order, we cannot assure you that we will not need to raise additional capital in the future. Additionally, because of the Company’s cumulative losses and its liquidity and capital positions, the FDIC and the Commissioner may take additional significant regulatory action against the Bank that could, among other things, materially adversely impact the Company’s stockholders.

Through March 31, 2009, the Bank has sold $17.0 million of loans classified as held for sale at December 31, 2008 at a slight gain and surrendered select bank-owned life insurance policies totaling $10.1 million. In addition, the Bank has experienced a reduction of loans held for investment of approximately $15.1 million during the first quarter of 2009 primarily as a result of payoffs. As of the date of the filing of this Annual Report, the Company was engaged in preliminary negotiations with various third parties regarding the raising of additional capital, but had not entered into any definitive agreements as a result of such negotiations.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of any extraordinary regulatory action, which would affect our ability to continue as a going concern.

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

Lending Activities: The Bank’s lending activities have traditionally concentrated on the origination of loans for the purpose of constructing, financing, or refinancing residential properties as evidenced by growth in one-to-four family residential, multi-family residential, and equity lines of credit loans. These portfolios have grown from $365.8 million, $16.0 million, and $26.5 million, respectively, at December 31, 2006 to $502.8 million, $34.1 million, and $31.6 million, respectively, at December 31, 2008. As of December 31, 2008 approximately $706.2 million, or 80.9% of the Bank’s loan portfolio, which excludes loans held for sale, consisted of loans secured by residential properties as compared to $652.7 million, or 79.4% of the Bank’s loan portfolio at December 31, 2007. The amount at December 31, 2008 includes $137.7 million of loans classified as construction and land development as compared to $208.1 million in the prior year. The increase in the percentage of residential properties was primarily due to the increase in residential one-to-four family loans, multi-family loans, and lot loans primarily the result of factors such as increased loan production due to the hiring of additional loan officers, instituting a new lot loan program, the opening of two branches in 2008 and one in 2007, and the relocation of one branch in 2007. The Bank originates adjustable rate and fixed rate loans. As of December 31, 2008, adjustable rate and fixed rate loans totaled approximately 65.4% and 34.6%, respectively, of the Bank’s total loan portfolio as compared to 66.9% and 33.1%, respectively, of the Bank’s total loan portfolio as of December 31, 2007.

The Bank has chosen to sell a large percentage of its fixed rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to invest its funds in other loans, while increasing fee income and reducing interest rate risk. In 2008 the Bank sold $2.7 million, as compared to $3.7 million in 2007, in loans in the secondary market where the Bank retained the servicing of the loans and receives a fee payable monthly of up to 0.25% per annum of the unpaid balance of each loan. In addition, the Bank sold $13.9 million in the secondary market and $1.4 million through a brokered arrangement where the Bank released the servicing of the loans during 2008. In 2007, the Bank sold loans with servicing released of $10.2 million in the secondary market and $9.8 million through a brokered arrangement. Lumina sold $58.7 million in the secondary market during 2008 as compared to $77.6 million in 2007.

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

Branch Network: The Bank opened its new Whiteville, North Carolina, branch in May 2008, which was a relocation of another branch in the same town. The Bank has expanded into South Carolina as evidenced by the opening of a full service branch in Little River, South Carolina in July 2008 and another full service branch in Myrtle Beach, South Carolina in September 2008. In addition, the Bank closed its Corolla loan production office on August 1, 2008.

The Bank opened a new branch in Leland, North Carolina, a suburb of Wilmington, on April 2, 2007. The Bank also acquired a branch in Jefferson, South Carolina on July 2, 2007 with the purchase of Bank of Jefferson. The Bank opened a new Morehead City branch on March 13, 2006, which was a relocation of another branch. The Bank also opened another Wilmington branch at Porter’s Neck on January 3, 2006 and in conjunction the Bank closed its Ogden office on December 30, 2005.

Lumina closed its Southport office on October 16, 2008. On March 30, 2007, Lumina closed its Charlotte office. Lumina closed its Myrtle Beach, South Carolina office on October 17, 2006 and its Virginia Beach, Virginia office on April 28, 2006.

Interest Rate Sensitivity Analysis

Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be analyzed using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when interest rate sensitive assets exceed interest rate sensitive liabilities. Gap is considered negative when interest rate sensitive liabilities exceed interest rate sensitive assets. At December 31, 2008, the Company had a one-year positive gap position of 11.3%. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income, while a negative gap would tend to adversely affect net interest income. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income while a negative gap would tend to result in an increase in net interest income.

The Company’s one-year positive gap position at December 31, 2008 has decreased when compared to the prior year. The decrease is primarily attributable to an increase in borrowed funds with maturities or repricing within one year. At December 31, 2008, $728.8 million, or 82.1%, of our loan portfolio including loans available for sale may reprice within one year. Also, $20.2 million, or 60.2%, of our securities portfolio has the opportunity to reprice in our current rate environment. Management will attempt to replace most securities called with another security whose maturity or first call is greater than one year. This, compounded with the fact that the Bank has been offering promotional rates on certificates of deposit with maturities of thirteen months or less, represent the Bank’s effort to more closely match the repricing of interest-earning assets with interest-bearing liabilities and reduce our one-year positive gap position.

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

The following table indicates the time periods in which interest-earning assets and interest-bearing liabilities will mature or reprice in accordance with their contractual terms. The table assumes prepayments and scheduled principal amortization of fixed-rate loans, mortgage-backed securities, and callable securities and borrowings. The table also assumes that adjustable rate loans will reprice at contractual repricing intervals and transaction and savings accounts will gradually run off and reprice.

December 31, 2008	One Year or Less	Over One Through Five Years	Over Five Through Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Interest-earning assets:
Securities	$20,227	$11,338	$1,424	$612	$33,601
Interest-bearing bank balances	426	—	—	—	426
Federal Home Loan Bank stock	8,330	—	—	—	8,330
All loans	728,840	136,963	14,739	7,669	888,211

Total	$757,823	$148,301	$16,163	$8,281	$930,568

Interest-bearing liabilities:
Deposits	$544,653	$101,497	$11,618	$—	$657,768
Borrowed funds	106,145	98,503	25,000	—	229,648

Total	$650,798	$200,000	$36,618	$—	$887,416

Interest rate sensitivity gap	$107,025	$(51,699)	$(20,455)	$8,281	$43,152

Cumulative interest rate sensitivity gap	$107,025	$55,326	$34,871	$43,152

Cumulative ratio of interest-earning assets to interest-bearing liabilities	116.4%	106.5%	103.9%	104.9%

Ratio of cumulative gap to total assets	11.3%	5.8%	3.7%	4.5%

Liquidity

The Company’s goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses, and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, proceeds from loan sales, growth in deposits, income from operations, and borrowings are the main sources of liquidity. The Bank has been granted lines of credit by the Federal Home Loan Bank of Atlanta (“FHLB”) and the Federal Reserve Bank. At December 31, 2008, the Bank’s borrowed funds from the FHLB and the Federal Reserve Bank totaled $211.1 million, or 22.2% of its total assets. In February 2009, the Bank was notified by the FHLB that its FHLB line of credit had been reduced from $181.3 million to $168.1 million, the amount outstanding on the date of such notification. The Federal Reserve Board has also notified the Bank that it will permit the Bank to draw on its $228.2 million line of credit with the Federal Reserve Bank only in limited circumstances and for a short duration. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions, and competition.

Previously, the Bank relied upon brokered deposits as a source of liquidity. At December 31, 2008, the Company had $134.8 million of brokered deposits outstanding. As previously disclosed, the Bank can no longer accept, renew, or rollover any brokered deposits unless and until it receives a waiver from the FDIC. The Bank’s waiver request to the FDIC has not been approved as of the date of the filing of this Annual Report on Form 10-K.

At December 31, 2008, the estimated market value of liquid assets (cash, cash equivalents, marketable securities, and loans held for sale) was approximately $58.6 million, representing 6.3% of deposits and borrowed funds as compared to $62.8 million or 7.3% of deposits and borrowed funds at December 31, 2007. The decrease in liquid assets was primarily due to a decrease in marketable securities and, to a lesser extent, decreases in cash and cash equivalents, all due to the deployment of cash to higher yielding loans. The decrease in these liquid assets was partially offset by an increase in loans held for sale as the Bank has identified loan sales as an attractive option to improve liquidity and capital ratios. The decrease in the liquidity percentage was due to a decrease in liquid assets compounded with increasing use of borrowed funds to fund loan growth, partially offset by a reduction in deposits. Management maintains a portfolio generally consisting of mortgage-backed securities and securities with short-term maturities (securities that mature within 6 years) and call dates, consistent with the Bank’s focus on liquidity. Investment securities available for sale are recorded at their fair value, with the unrealized gain or loss included as a component of stockholders’ equity, net of deferred taxes.

The Company’s securities portfolio consists of U.S. Government agency, mortgage-backed, and other permissible securities. The Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) guarantee the mortgage-backed securities. Mortgage-backed securities entitle the Company to receive a pro rata portion of the cash flows from an identified pool of mortgages. Although mortgage-backed securities generally offer lower yields than the loans for which they are exchanged, they present substantially lower credit risk by virtue of the guarantees that back them. Mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

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

The Company’s primary uses of liquidity are to fund loans and to purchase investments. At December 31, 2008, management considered liquidity levels to be low, but sufficient, for purposes of meeting the Company’s cash flow requirements. The Company has undertaken action designed to increase liquidity through increased use of internet deposits, loan sales, or sales of other assets.

Off-Balance Sheet Arrangements

At December 31, 2008, outstanding off-balance sheet commitments to extend credit totaled $72.3 million, and the undisbursed portion of construction loans was $51.1 million. The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors except as disclosed in Note 3 of “Notes To Consolidated Financial Statements.”

Contractual Obligations and Commitments

The Bank enters into agreements that obligate it to make future payments under contracts, such as debt and lease agreements. In addition, the Bank commits to lend funds in the future, such as credit lines and loan commitments. The following is a table of such contractual obligations and commitments at December 31, 2008:

(Dollars in thousands)	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	Over 5 years
Contractual Obligations
Borrowed funds	$229,648	$106,124	$53,000	$30,000	$40,524
Lease obligations	9,736	756	1,418	1,353	6,209
Deposits	695,562	638,485	57,077	—	—

Total contractual cash obligations	$934,946	$745,365	$111,495	$31,353	$46,733

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	2-3 years	4-5 years	Over 5 years
Other Commitments
Undisbursed portion of home equity collateralized primarily by junior liens on 1-4 family properties	$36,346	$1,643	$14,855	$920	$18,928
Other commitments and credit lines	33,668	22,888	10,703	76	1
Undisbursed portion of construction loans	51,149	51,149	—	—	—
Available for sale mortgage loan commitments	690	690	—	—	—
Adjustable-rate mortgage loan commitments	1,606	1,606	—	—	—

Total commitments	$123,459	$77,976	$25,558	$996	$18,929

In the normal course of business, the Company may enter into purchase agreements for goods or services. In management’s opinion, the dollar amount of such agreements at December 31, 2008 is immaterial and has not been included in the table above.

Capital Resources

Stockholders’ equity at December 31, 2008 was $19.6 million, down from $65.2 million at December 31, 2007. The change in capital position during the year reflects the impact of a net loss of $44.6 million, which includes a $36.2 million provision for loan losses, a $9.6 million loss on investment securities available for sale, the establishment of a $13.8 million valuation allowance on net deferred tax assets, a $1.0 million adjustment due to the Company’s adoption of Emerging Issues Task Force Issue No. 06-4 (“EITF 06-4”) in January 2008, and the declaration of cash dividends of $658,000. Stockholders’ equity at December 31, 2008 includes an unrealized gain, net of tax, of $356,000 as compared to a net unrealized loss of $36,000 at December 31, 2007, on securities available for sale marked to estimated fair market value. See Note 2 and Note 1 of “Notes to Consolidated Financial Statements” for additional information regarding the loss on investments and the adoption of EITF 06-4, respectively.

Under the capital regulations of the Federal Deposit Insurance Corporation (“FDIC”), the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (“Tier I”) capital to average adjusted assets of at least 3% if the most highly rated and at least 4% for others. At December 31, 2008, the Bank’s leverage capital ratio was 3.48%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is generally defined as Tier I capital plus the balance of the allowance for loan losses. At December 31, 2008, the Bank had a ratio of qualifying total capital to risk-weighted assets of 5.70%.

As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as “significantly undercapitalized” pursuant to Part 325 of the FDIC Rules and Regulations. The Bank has been notified by the FDIC that, due to its capital ratios as of December 31, 2008, the Bank is now subject to restrictions on asset growth, dividends, other capital distributions, and management fees. In addition, the Bank may not accept, renew, or roll over any brokered deposit. The Bank may also not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the Bank’s normal market area or in the market area in which such deposits are being solicited. As a result of capital levels and findings from the FDIC’s Report of Examination as of November 10, 2008, the Bank entered into the Consent Agreement effective March 12, 2009 with the FDIC and the North Carolina Commissioner of Banks (“the Commissioner”), whereby the Bank consented to the issuance of an Order to Cease and Desist promulgated by the FDIC and the Commissioner. For additional information regarding the Consent Agreement and the Order, see the Current Report on Form 8-K filed with the SEC on March 18, 2009.

The Company, as a bank holding company, is also subject, on a consolidated basis, to the capital adequacy guidelines of the Board of Governors of the Federal Reserve (the “FRB”). The capital requirements of the FRB are similar to those of the FDIC governing the Bank. In February 2009, the Company was notified by the FRB that the overall condition of the Company and the Bank is less than satisfactory. As a result, prior to the payment of any capital distribution, such as stockholder dividends, or the payment of any debt service, including payments related to any outstanding trust preferred securities, the Company must obtain prior written approval from the FRB. Additionally, the Company will be required to comply with (i) the provisions of Section 32 of the Federal Deposit Insurance Act and Section 225.71 of the Rules and Regulations of the Board of Governors of the Federal Reserve System with respect to the appointment of any new Company directors or the hiring or change in position of any Company senior executive officer and (ii) the restrictions on making “golden parachute” payments set forth in Section 18(k) of the Federal Deposit Insurance Act.

On May 31, 2006, the Company declared a 3-for-2 stock split in the form of a 50% stock dividend, which was distributed June 30, 2006, to shareholders of record on June 12, 2006. This split increased the number of common shares outstanding to 6,503,748 at the time of distribution.

FINANCIAL CONDITION

The Company’s total assets increased 2.6% to $951.0 million at December 31, 2008, compared to $926.8 million at December 31, 2007. Asset growth was primarily attributable to an increase of $51.1 million, or 6.2%, in loans. Loan growth was funded primarily by increases in short-term borrowings of $87.8 million, partially offset by a reduction in deposits of $19.3 million as borrowings have become a more cost effective means of funding, as well as through the use of cash and cash equivalents. As a result, cash and cash equivalents decreased $5.9 million, or 42.7%, from the amount at December 31, 2007. The increase in loans was primarily the result of continued loan growth in the Bank’s expanded and improved branch network, as well as the Bank’s continued emphasis on increasing mortgage, consumer, and line of credit loan production. The majority of loan growth occurred in one-to-four family residential loans which grew $104.0 million (26.1%) and multi-family residential loans which grew $18.2 million (114.4%) during this period. Growth in one-to-four family residential loans and multi-family residential loans was partially offset by a reduction of $67.7 million, or 30.5%, in construction and land development loans. Beginning in the fourth quarter of 2008, the Bank began the practice of generally only originating construction loans for property already financed by the Bank. This policy change, as well as the completion of construction projects that were still active in 2007, some of which have become one-to-four family residential loans and multi-family residential loans, were the primary reasons for the changes in the loan portfolio. Investment securities available for sale and held to maturity decreased $10.5 million and $1.2 million, respectively, during the year primarily attributable to several investments that were called during the first quarter of 2008 and not replaced.

Premises and equipment at December 31, 2008 was $14.7 million, representing a 16.5% increase over the prior year. The change in premises and equipment is primarily attributable to construction related to a branch relocation in Whiteville, North Carolina, the purchase of a new branch building in Little River, South Carolina, and construction related to the opening of a new branch in Myrtle Beach, South Carolina. Intangible assets decreased to $272,000 at December 31, 2008, compared to $5.8 million at December 31, 2007. The change in intangible assets represents goodwill impairment charges totaling $5.5 million discussed in Note 15 of “Notes to Consolidated Financial Statements.” Other assets increased $2.7 million mostly as the result of an increase in taxes receivable of $6.0 million due to a net operating loss benefit, partially offset by a reduction of $3.3 million of net deferred tax assets due to a valuation allowance established primarily as a result of substantial doubt as to our ability to continue as a going concern as discussed in Note 18 of “Notes to Consolidated Financial Statements”. Loans held for sale increased to $17.0 million at December 31, 2008 compared to $3.7 million at December 31, 2007 primarily a result of the transfer of $13.9 million of loans from loans held for investment in an effort to increase liquidity and improve capital ratios. Accrued interest receivable decreased $1.2 million primarily due to a decrease in interest rates and an increase in nonaccrual loans discussed below. Accrued expenses and other liabilities increased $1.2 million primarily as a result of the adoption of EITF 06-4.

The Company’s nonperforming assets (nonaccrual loans, accruing loans 90 days or more delinquent and foreclosed real estate) were $91.6 million, or 9.63% of assets, at December 31, 2008, compared to $11.6 million or 1.25% of assets, at December 31, 2007. Nonaccrual loans increased to $76.2 million at December 31, 2008 from $2.1 million at December 31, 2007. Foreclosed real estate increased to $11.1 million at December 31, 2008 from $5.9 million one year earlier. Also, at December 31, 2008, foreclosed real estate owned consisted of forty-three properties with an average value of $258,000 compared to thirteen properties with an average value of $456,000 at December 31, 2007. Accruing loans ninety days or more delinquent increased to $4.3 million at December 31, 2008 compared to $3.6 million at December 31, 2007. The increase in nonperforming assets is a result of the current economic environment and its impact on declining real estate values. The current economic environment, growth in the loan portfolio, and the change in nonperforming loans were the primary reasons for the increase in the allowance for loan losses of $27.5 million for the twelve-month period ending December 31, 2008. The Company had a third-party perform an independent assessment of its loan portfolio and the level of its allowance for loan losses. During this assessment, 60% of the entire loan portfolio was evaluated, including 81% of the commercial loan portfolio. We believe we have established our existing allowance for loan losses in accordance with U.S. generally accepted accounting principles at December 31, 2008. However, there can be no assurance that regulators, in reviewing our loan portfolio, will not request that we increase significantly our allowance for loan losses. In addition, because future events affecting borrowers and collateral as well as the rate of deterioration cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition, results of operations and our ability to comply with the Order and the Consent Agreement. For further information see “Results of Operation-Provision for Loan Losses.”

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

Generally, loans are reviewed, risk graded, and grouped with loans of similar characteristics. An independent third party annually reviews our risk grades for appropriateness. The loss estimates for a pool of loans are based on historical loss experience, adjusted for qualitative or environmental factors that may cause estimated credit losses to differ from historical losses. Loans considered impaired, within the definition of Statement of Financial Accounting Standards No. 114, are individually evaluated for impairment and assigned a specific reserve. For additional information regarding the allowance for loan losses, see Note 1 and Note 3 of “Notes to Consolidated Financial Statements.”

RESULTS OF OPERATION

The net income of the Company depends primarily upon net interest income and the provision for loan losses. Net interest income is the difference between the interest earned on loans, the securities portfolio, and interest-earning deposits offset by the cost of funds, consisting principally of the interest paid on deposits and borrowings. The Company’s operations are materially affected by general economic conditions, the monetary and fiscal policies of the Federal government, and the policies of regulatory authorities. Yields and costs have decreased because of the actions taken by the Federal Reserve to decrease interest rates by 400 basis points in 2008 and an additional 100 basis points during the last four months of 2007.

Net Income

Net loss for the year was $44.6 million for 2008 as compared to net income of $8.1 million for 2007. Net income was $7.6 million in 2006. The following analysis of the Company’s results of operations will explain the changes that had an effect on net income for the three years under review.

Interest Income

Interest income amounted to $56.9 million during 2008, a $7.7 million decrease from 2007 levels, which increased $8.0 million from 2006 levels. The decrease in interest income during 2008 is primarily a result of the average yield decreasing 143 basis points, partially offset by the average balance of interest-earning assets increasing 8.4% as compared to 2007. The increase in average interest earning assets is primarily the result of a $72.8 million, or 9.2%, increase in the average balance of loans. As discussed earlier, loan growth during these periods is primarily the result of continued loan growth in the Bank’s expanded and improved branch network and the Bank’s continued emphasis on increasing mortgage, consumer, and line of credit loan production. The decrease in the average yield is primarily due to actions taken by the Federal Reserve and, to a lesser extent, the rise in nonaccrual loans. The increase in interest income from 2006 to 2007 was due to the combined effect of the yield on average interest-earning assets increasing 31 basis points and the average balance of interest-earning assets increasing 9.6%. The average yield on average interest-earning assets for the year 2008 decreased to 6.16% as compared to 7.59% for 2007 and 7.28% for 2006. If the Company does not experience a reduction in the level of nonaccrual loans, interest income may be adversely affected in future periods.

Interest Expense

Interest expense amounted to $32.5 million during 2008, a $3.0 million decrease from 2007 levels, compared to a $7.1 million increase from 2006 to 2007. This 2008 decrease was caused by the average cost decreasing 80 basis points, partially offset by the average balance of interest-bearing liabilities increasing $82.8 million as compared to 2007. The increase in the average balance of interest-bearing liabilities is the result of a $43.9 million, or 32.4%, increase in the average balance of borrowed funds and a $38.9 million, or 6.1%, increase in the average balance of deposits. The increase in the average balance of borrowings is a result of borrowings being a more cost effective means of funding loan growth. The increase in the average balance of deposits is primarily attributable to the Bank’s expanded and improved branch network. The decrease in the average cost of funds was primarily due to actions taken by the Federal Reserve. The increase in interest expense from 2006 to 2007 was due to a 55 basis point increase in the average rate paid and a 10.1% increase in the average balance of interest-bearing liabilities in 2007 as compared to 2006. The average cost of interest-bearing liabilities for the year 2008 decreased to 3.80% as compared to 4.60% for 2007 and 4.05% for 2006.

Net Interest Income

Net interest income totaled $24.3 million for the year ended December 31, 2008, a decrease of $4.7 million over 2007, when net interest income was $29.1 million. During 2007, net interest income increased $928,000 over the $28.1 million recorded for fiscal year 2006. The Average Yield/Cost Analysis table analyzes the interest-earning assets and interest-bearing liabilities for the three years ending December 31, 2008. As stated earlier, the decrease in average yield was primarily the result of actions taken by the Federal Reserve. The Rate/Volume Analysis table identifies the causes for changes in interest income and interest expense for 2008 and 2007. The interest rate spread was 2.36% for 2008, compared to 2.99% for 2007 and 3.23% for 2006.

The decrease in interest rate spread in 2008 was primarily caused by a decrease to the average yield on interest-earning assets of 143 basis points with a smaller decline of 80 basis points in the average cost of interest-bearing liabilities. The yield on interest-earning assets has decreased faster than the cost of interest-bearing liabilities for the year ended December 31, 2008 because the Bank’s loan portfolio has repriced faster than deposits as a result of the rate cuts implemented by the Federal Reserve. In addition, deposit rates have not fallen as far as the loan rates. As the interest rate environment becomes more stable or if interest rates rise, the Bank believes that its interest rate spread would increase, positively impacting net interest income. See “Interest Income”, “Interest Expense”, and “Average Yield/Cost Analysis” for further information on interest income and interest expense.

The decrease in interest rate spread in 2007 as compared to 2006 was due to the cost of interest-bearing liabilities increasing 24 basis points more than the yield on interest-earning assets. The net yield on interest-earning assets was 2.64% for 2008 compared to 3.42% for 2007 and 3.62% for 2006.

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

Average Yield / Cost Analysis

	For the Years Ended
(Dollars in thousands)	December 31, 2008			December 31, 2007			December 31, 2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
Interest-earning assets:
Interest-bearing deposits in other banks	$2,240	$58	2.59%	$5,400	$273	5.06%	$6,121	$337	5.51%
Securities:
Available for sale	42,190	1,998	4.74%	42,463	1,927	4.54%	42,419	1,940	4.57%
Held to maturity	3,960	201	5.08%	3,370	166	4.93%	1,889	85	4.50%
FHLB stock	8,249	291	3.53%	6,786	406	5.98%	6,326	362	5.72%
All loans	865,659	54,310	6.27%	792,878	61,806	7.80%	719,476	53,805	7.48%

Total interest-earning assets	922,298	56,858	6.16%	850,896	64,578	7.59%	776,231	56,529	7.28%
Noninterest-earning assets	44,676			35,606			32,878

Total assets	$966,974			$886,502			$809,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$675,336	25,427	3.77%	$636,458	28,987	4.55%	$569,806	22,389	3.93%
Borrowed funds	179,487	7,085	3.95%	135,544	6,526	4.81%	131,136	6,003	4.58%

Total interest-bearing liabilities	854,823	32,512	3.80%	772,001	35,513	4.60%	700,942	28,392	4.05%

Noninterest-bearing liabilities	48,828			52,305			54,298

Total liabilities	903,651			824,306			755,240
Stockholders’ equity	63,323			62,196			53,869

Total liabilities and stockholders’ equity	$966,974			$886,502			$809,109

Net interest income		$24,346			$29,065			$28,137

Interest rate spread			2.36%			2.99%			3.23%

Net yield on interest-earning assets			2.64%			3.42%			3.62%

Percentage of average interest-earning assets to average interest-bearing liabilities			107.9%			110.2%			110.7%

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

Rate / Volume Analysis

	For the Years Ended December 31, 2008 vs. December 31, 2007 Increase (Decrease) Due to			For the Years Ended December 31, 2007 vs. December 31, 2006 Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits in other banks	$(117)	$(98)	$(215)	$(38)	$(26)	$(64)
Securities:
Available for sale	(12)	83	71	—	(13)	(13)
Held to maturity	30	5	35	72	9	81
FHLB stock	75	(190)	(115)	28	16	44
All loans	5,356	(12,852)	(7,496)	5,639	2,362	8,001

Total interest-earning assets	5,332	(13,052)	(7,720)	5,701	2,348	8,049

Interest expense:
Deposits	1,667	(5,227)	(3,560)	2,810	3,788	6,598
Borrowed funds	1,864	(1,305)	559	209	314	523

Total interest-bearing liabilities	3,531	(6,532)	(3,001)	3,019	4,102	7,121

Net interest income	$1,801	$(6,520)	$(4,719)	$2,682	$(1,754)	$928

Provision for Loan Losses

The provision for loan losses charged to operations was $36.1 million during 2008 compared to $1.5 million and $2.2 during 2007 and 2006, respectively. The increase in the provision for loan losses from 2007 to 2008 was caused by an increase in perceived risk, nonperforming loans, and net charge-offs related to the current economic environment, as well as an increase in valuation allowances related to impaired loans. The decrease in the provision for loan losses from 2006 to 2007 was caused by slower loan growth in 2007 than 2006. Nonperforming assets at December 31, 2008 were $91.6 million compared to $11.6 million at December 31, 2007 and $1.9 million at December 31, 2006. For further information regarding the change in nonperforming assets, see “Financial Condition.” Net charge-offs for 2008 were $8.7 million compared to $630,000 during 2007 and $1.2 million during 2006. The increase in charge-offs from 2008 to 2007 was primarily the result of continued deterioration in the real estate market which began in 2007. The decrease in charge-offs from 2006 to 2007 was primarily the result of two charge-offs recognized in 2006 in the amounts of $750,000 and $300,000. For additional information regarding charge-offs, see “Allowance for Loan Losses” in “Item 1. Business” in this Annual Report on Form 10-K. At December 31, 2008, the allowance for loan losses was 4.16% of loans as compared to 1.07% for 2007 and 1.02% for 2006. A primary reason for these changes was at December 31, 2008, 2007 and 2006, the recorded investment in nonperforming loans was approximately $80.5 million, $5.6 million, and $1.3 million, respectively, with corresponding valuation allowances of approximately $13.9 million, $213,000, and $162,000, respectively. In addition to the valuation allowances on nonperforming loans, the increase in the allowance as a percent of loans in 2008 is related to an increase in valuation allowances to the remainder of the loan portfolio (loans not considered impaired) primarily due to upward adjustments in qualitative factors used in the allowance model and increases in historical charge off rates. In addition, loan composition affects this percentage due to the diverse levels of risk inherent in different loan products and their concentrations within the loan portfolio. The allowance for loan losses increased to $36.3 million at December 31, 2008 compared to $8.8 million at December 31, 2007 and $7.8 million at December 31, 2006 due to the increased provision for loan losses recorded during the year ended December 31, 2008, partially offset by net charge-offs. Future increases to the allowance may be necessary due to changes in loan composition or loan volume, changes in economic or market area conditions, and other factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

Noninterest Income

Total noninterest income was a loss of $5.1 million for the year ended December 31, 2008, a decrease of $10.1 million compared to $4.9 million in noninterest income for the year ended December 31, 2007. Total noninterest income was $4.9 million and $5.1 million during 2007 and 2006, respectively. Loss on investments for 2008 was $9.6 million due to the disposal of Fannie Mae and Freddie Mac preferred stock as discussed in Note 3 of “Notes to Consolidated Financial Statements”. There were no similar sales of securities in 2007 or 2006. Gain on disposal of premises and equipment was $11,000, $271,000, and $3,000 in 2008, 2007, and 2006, respectively. A gain of $275,000 realized in March 2007 on the sale of a branch office accounts for the majority of the change of gain on disposal of premises and equipment over the years. Service charges and fees on loans decreased to $401,000 (13.2%) in 2008 as compared to $462,000 and $606,000 in 2007 and 2006, respectively. These reductions were primarily caused by changes in fees received for loan settlement services on brokered loans, which are primarily attributable to a lower volume of brokered loans sold. Gain on sale of loans decreased to $1.2 million (9.7%) from $1.4 million in 2007 and from $1.8 million in 2006 primarily due to a decrease of income recognized on loans sold to investors as a result of a decrease in the volume of loans sold due to a reduction in mortgage loan originations in the current economic environment. Earnings on banked-owned life insurance were $358,000, $364,000, and $373,000 in 2008, 2007 and 2006, respectively. The changes were due to the fluctuation in interest rates earned on the underlying policies.

Deposit-related fees increased to $2.2 million (0.2%) in 2008 as compared to $2.2 million and $2.1 million in 2007 and 2006, respectively. The increases from 2007 to 2008 and from 2006 to 2007 were primarily due to increased income associated with non-sufficient funds and ATM fees, as well as the year to year increases in new deposit accounts from 2006 to 2007. A portion of the increase in deposit-related fees related to the acquisition of Bank of Jefferson on July 2, 2007. Other income increased to $249,000 (6.4%) in 2008 versus $234,000 in 2007 and $254,000 in 2006. The majority of other income changes from 2007 to 2008 is attributable to income recognized related to EITF 06-4. The change of other income from 2006 to 2007 is attributable to the change in commissions for annuity sales and mutual funds sold through UVEST Investment Services.

Noninterest Expense

Total noninterest expense was $28.7 million during the year 2008, an increase of $8.9 million, or 44.7%, from 2007. The major increase in noninterest expense during the year is attributable to goodwill impairment losses of $5.5 million in 2008 with no similar charge in 2007 or 2006 as discussed in Note 1 of “Notes to Consolidated Financial Statements”. Compensation and fringe benefits increased to $13.2 million in 2008 (7.9%) as compared to $12.2 million in 2007 and $11.8 million in 2006. Compensation and fringe benefits increased due to increased staffing levels, the addition of two full service branches in each of the last two years, and normal increases in salary. Loss on other real estate owned increased to $930,000 in 2008 from $30,000 in 2007 and a gain on other real estate owned of $24,000 in 2006. The majority of the increase in loss on other real estate owned for 2008 is related to adjustments totaling $615,000 to write-down foreclosed property to fair value and, to a lesser extent, an increase in foreclosed real estate expenses related to the increased number of foreclosed properties. FDIC premiums increased to $704,000 in 2008 from $96,000 in 2007 and $79,000 in 2006 mostly due to increases in assessments beginning in 2007, which was mostly offset in 2007 due to the utilization of the Bank’s one-time credit discussed in “Insurance of Deposit Accounts” in “Item 1. Business” in this Annual Report on Form 10-K. The Bank anticipates paying higher FDIC assessments in the future given its significantly undercapitalized status and the effect of changes to the risk-based assessment system discussed in Note 17 of “Notes to Consolidated Financial Statements”. Professional and consulting fees increased to $1.1 million in 2008 (53.3%), up from $722,000 and $720,000 in 2007 and 2006, respectively. Most of the increase in professional and consulting fees in 2008 relates to an increase in legal and consulting fees relating to services rendered to address the Bank’s capital position. Other expenses increased to $2.5 million (14.0%) in 2008 from $2.2 million and $2.1 million in 2007 and 2006, respectively. The biggest increases in other expenses in 2008 were related to an increase in bad debts due to deposit accounts and an increase in franchise taxes. Occupancy and equipment costs increased 6.9% to $4.3 million in 2008 versus $4.0 million in 2007 and $3.8 million in 2006, respectively. The occupancy and equipment increase is primarily attributable to normal increases, as well as the opening of two new full service branches in 2008 and two new full service branches in 2007. Advertising costs for the year 2008 were $509,000, a decrease of 10.1%, as compared to $566,000 in 2007 and $557,000 in 2006. The reduction in advertising in 2008 was due to a reduced advertising effort.

Income Taxes

The effective tax rates for the years ended December 31, 2008, 2007 and 2006 were 2.5%, 36.3% and 36.2%, respectively. The reduction in the effective tax rate for 2008 is related to a $13.8 million valuation allowance established on net deferred tax assets, goodwill impairment losses, and the surrender of select bank-owned life insurance policies discussed in Note 15 and Note 17 of “Notes to Consolidated Financial Statements”, respectively. The Company estimates that its effective tax rate will be approximately 37.0% in 2009.

Recent Accounting Pronouncements

See Note 1 to “Notes to Consolidated Financial Statements” for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

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

One way to measure the Company’s potential exposure to interest rate risk is to estimate the effect of a change in rates on the Company’s economic value of equity (“EVE”). EVE is the net present value of the Company’s portfolio of assets and liabilities. By marking-to-market the components of the balance sheet, management can compute the EVE. As rates change over time, the market values of the Company’s assets and liabilities will change, with longer-term products fluctuating more than short-term products. In most cases, rate-sensitive assets and liabilities will not have the same maturity characteristics. Therefore, as rates vary, the market value of the rate-sensitive assets will not change equally with the market value of rate-sensitive liabilities. This will cause the EVE to vary. The focus of the EVE is to determine the percentage decline in the net economic value of equity caused by a 1% or 2% increase or decrease in interest rates, whichever produces the larger decline. A large value indicates a large percentage decline in the EVE due to changes in interest rates and, thus, higher interest rate sensitivity. A low value indicates a small percentage decline in the EVE due to changes in interest rates and, thus, lower interest rate sensitivity. The results are compared to limits set by the Board of Directors and are monitored to identify unfavorable trends. In a rising rate environment, EVE would be positively affected at December 31, 2008 and December 31, 2007. The percentage change in EVE in a rising rate environment is more pronounced at December 31, 2008 compared to December 31, 2007. At December 31, 2008, the percentage of negative estimated change in EVE increased in a declining rate environment as compared to the estimated change at December 31, 2007. These changes indicate that, as of December 31, 2008, the Company has greater interest rate sensitivity in a rising rate or declining rate environment as compared to December 31, 2007. It should be noted, however, that at December 31, 2008, the intended federal funds rate set by the Federal Reserve was 0.25%. For this reason, a 100 or 200 basis point decline in interest rates is not an available option for the Federal Reserve. As a result, the EVE under these scenarios at December 31, 2008 has been identified as not applicable (“N/A”).

The following table sets forth information relating to the Company’s EVE and the estimated changes under various interest rate change scenarios over a one year time horizon as of December 31, 2008 and 2007. Computation of prospective effects of hypothetical interest rate changes, such as the following computations, are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Furthermore, the computations do not contemplate any actions management could undertake in response to sudden changes in interest rates.

Market Risk Table

(Dollars in thousands)	December 31, 2008
Change in Interest Rates	Economic Value of Equity	Estimated $ Change	Estimated % Change
200 basis point rise	$55,413	$6,300	13%
100 basis point rise	55,427	6,314	13%
Base Scenario	49,113	—	—
100 basis point decline	N/A	N/A	N/A
200 basis point decline	N/A	N/A	N/A

	December 31, 2007
Change in Interest Rates	Economic Value of Equity	Estimated $ Change	Estimated % Change
200 basis point rise	$70,405	$416	1%
100 basis point rise	71,751	1,762	3%
Base Scenario	69,989	—	—
100 basis point decline	65,453	(4,536)	-6%
200 basis point decline	58,963	(11,026)	-16%

Item 8.	Consolidated Financial Statements and Supplementary Data

Management’s Annual Report on Internal Controls Over Financial Reporting

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Cooperative Bankshares, Inc. and Subsidiary (the Company) is responsible for preparing the Company’s annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting for the Company. Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2008 was not effective because of the material weaknesses described below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected by a timely basis.

We have identified material weaknesses in internal controls relating to effective monitoring of certain loan types and concentrations, maintaining sufficient underwriting documentation, appropriately risk grading certain loan types at origination, and properly disbursing loan proceeds. Material weaknesses were also identified with certain reconciliation and review procedures specific to the determination of the allowance for loan losses, thereby resulting in inappropriate loan loss reserve estimates.

The Company’s registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

April 30, 2009

/s/ Todd L. Sammons
Todd L. Sammons
Chief Financial Officer and Interim
President and Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cooperative Bankshares, Inc.

We have audited Cooperative Bankshares, Inc. and Subsidiary’s (the “Company”)’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified and included in management’s assessment material weaknesses in internal controls relating to effective monitoring of certain loan types and concentrations, maintaining sufficient underwriting documentation, appropriately risk grading certain loan types at origination, and properly disbursing loan proceeds. Material weaknesses were also identified with certain reconciliation and review procedures specific to the determination of the allowance for loan losses, thereby resulting in inappropriate loan loss reserve estimates. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated April 30, 2009 on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Cooperative Bankshares, Inc. and Subsidiary has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Cooperative Bankshares, Inc. and Subsidiary as of and for the year ended December 31, 2008 and our report dated April 30, 2009, expressed an unqualified opinion on those consolidated financial statements. Our report on the consolidated financial statements contains an explanatory paragraph relating to the existence of substantial doubt about the Company’s ability to continue as a going concern. Our report on the consolidated financial statements also refers to the Company’s adoption of the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”, Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings”, and Emerging Issues Task Force Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”.

Greenville, North Carolina

April 30, 2009

Report of Independent Registered Public Accounting Firm Over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Cooperative Bankshares, Inc.

Wilmington, North Carolina

We have audited the accompanying consolidated statements of financial condition of Cooperative Bankshares, Inc. and Subsidiary (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cooperative Bankshares, Inc. and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the consolidated financial statements, the Company has suffered significant losses from operations in 2008 and has capital deficiencies that are required to be addressed under a consent order to cease and desist issued by its primary regulators subsequent to December 31, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 1 to the consolidated financial statements, effective January 1, 2008 the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”, Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings”, and Emerging Issues Task Force Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cooperative Bankshares, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 30, 2009 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Greenville, North Carolina

April 30, 2009

Consolidated Financial Statements

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

December 31, 2008 and 2007

(In thousands, except per share data)	2008	2007
Assets

Cash and due from banks, noninterest-bearing	$7,475	$9,883
Interest-bearing deposits in other banks	426	3,910

Total cash and cash equivalents	7,901	13,793

Securities:
Available for sale (amortized cost of $29,746 at December 31, 2008 and $40,868 at December 31, 2007)	30,326	40,810
Held to maturity (estimated market value of $3,336 at December 31, 2008 and $4,532 at December 31, 2007)	3,275	4,512
FHLB stock	8,330	7,085
Loans held for sale	17,015	3,680

Loans	871,196	820,104
Less allowance for loan losses	36,262	8,788

Net loans	834,934	811,316

Other real estate owned	11,104	5,924
Accrued interest receivable	3,756	5,003
Premises and equipment, net	14,686	12,609
Intangible assets	272	5,792
Bank-owned life insurance	11,618	11,260
Other assets	7,737	5,039

Total assets	$950,954	$926,823

Liabilities and Stockholders’ Equity

Deposits	$695,562	$714,892
Short-term borrowings	106,124	18,371
Escrow deposits	702	522
Accrued interest payable	563	588
Accrued expenses and other liabilities	4,905	3,743
Long-term obligations	123,524	123,530

Total liabilities	931,380	861,646

Stockholders’ equity:
Preferred stock, $1.00 par value: 3,000 shares authorized, no shares issued and outstanding at December 31, 2008 or December 21, 2007	—	—
Common stock, $1.00 par value: 14,000 shares authorized, 6,589 and 6,554 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	6,589	6,554
Additional paid-in capital	3,469	3,240
Accumulated other comprehensive income (loss)	356	(36)
Common stock held in grantor trust—23 shares in 2008, no shares in 2007	(191)	—
Deferred compensation payable in common stock	191	—
Retained earnings	9,160	55,419

Total stockholders’ equity	19,574	65,177

Total liabilities and stockholders’ equity	$950,954	$926,823

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Years Ended December 31, 2008, 2007, and 2006

(In thousands, except per share data)	2008	2007	2006
Interest and dividend income:
Loans	$54,310	$61,806	$53,805
Securities	2,199	2,093	2,025
Other	58	273	337
Dividends on FHLB stock	291	406	362

Total interest and dividend income	56,858	64,578	56,529

Interest expense:
Deposits	25,427	28,987	22,389
Short-term borrowings	1,598	1,129	1,309
Long-term obligations	5,487	5,397	4,694

Total interest expense	32,512	35,513	28,392

Net interest income	24,346	29,065	28,137
Provision for loan losses	36,147	1,450	2,235

Net interest income (loss) after provision for loan losses	(11,801)	27,615	25,902

Noninterest income:
Gain on sale of loans	1,238	1,371	1,792
Service charges and fees on loans	401	462	606
Deposit-related fees	2,229	2,225	2,054
Gain on disposal of premises and equipment	11	271	3
Earnings on bank-owned life insurance	358	364	373
Loss on investments	(9,630)	—	—
Other income, net	249	234	254

Total noninterest income	(5,144)	4,927	5,082

Noninterest expense:
Compensation and fringe benefits	13,219	12,246	11,750
Occupancy and equipment	4,268	3,992	3,804
Professional and consulting fees	1,107	722	720
FDIC premium	704	96	79
Advertising	509	566	557
Loss (gain) on other real estate owned	930	30	(24)
Goodwill impairment losses	5,488	—	—
Other	2,522	2,212	2,130

Total noninterest expense	28,747	19,864	19,016

Income (loss) before income taxes	(45,692)	12,678	11,968
Income tax expense (benefit)	(1,139)	4,597	4,328

Net income (loss)	$(44,553)	$8,081	$7,640

Net income (loss) per common share:
Basic	$(6.77)	$1.24	$1.18
Diluted	$(6.77)	$1.22	$1.15

Weighted average common shares outstanding:
Basic	6,582	6,536	6,491
Diluted	6,582	6,638	6,626

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2008, 2007 and 2006

(In thousands)	2008	2007	2006
Net income (loss)	$(44,553)	$8,081	$7,640

Other comprehensive income (loss)
Unrealized gain (loss) on available for sale securities	(8,991)	669	25
Reclassification to realized loss	9,630	—	—
Income tax benefit (expense)	(247)	(258)	(10)

Other comprehensive income	392	411	15

Comprehensive income (loss)	$(44,161)	$8,492	$7,655

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2008, 2007 and 2006

(In thousands, except share and per share data)	Common Stock $1.00 Par Value*	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Grantor Trust	Deferred Compensation Payable in Common Stock	Retained Earnings	Total Stockholders' Equity
Balance, December 31, 2005	$4,305	$2,735	$(462)	$—	$—	$44,518	$51,096
Exercise of stock options	51	361	—	—	—	—	412
Stock traded to exercise options (10,417 shares)	(10)	(263)	—	—	—	—	(273)
Tax benefit of stock option exercised	—	76	—	—	—	—	76
3-for-2 stock split in the form of a 50% stock dividend	2,168	—	—	—	—	(2,168)	—
Other comprehensive income, net of taxes	—	—	15	—	—	—	15
Net income	—	—	—	—	—	7,640	7,640
Cash dividends declared ($.18 per share)	—	—	—	—	—	(1,193)	(1,193)
Adjustment from adoption of SAB 108	—	—	—	—	—	(150)	(150)

Balance, December 31, 2006	$6,514	$2,909	$(447)	$—	$—	$48,647	$57,623
Exercise of stock options	41	163	—	—	—	—	204
Stock traded to exercise options (1,247 shares)	(1)	(19)	—	—	—	—	(20)
Tax benefit of stock option exercised	—	171	—	—	—	—	171
Other comprehensive income, net of taxes	—	—	411	—	—	—	411
Net income	—	—	—	—	—	8,081	8,081
Stock-based compensation	—	16	—	—	—	—	16
Cash dividends declared ($.20 per share)	—	—	—	—	—	(1,309)	(1,309)

Balance, December 31, 2007	$6,554	$3,240	$(36)	$—	$—	$55,419	$65,177
Adjustment from adoption of EITF 06-4	—	—	—	—	—	(1,048)	(1,048)
Exercise of stock options	35	137	—	—	—	—	172
Tax benefit of stock option exercised	—	76	—	—	—	—	76
Other comprehensive income, net of taxes	—	—	392	—	—	—	392
Net loss	—	—	—	—	—	(44,553)	(44,553)
Stock-based compensation	—	16	—	—	—	—	16
Cash dividends declared ($.10 per share)	—	—	—	—	—	(658)	(658)
Establishment of grantor trust for Stock- Based Retirement Plan for Directors	—	—	—	(191)	191	—	—

Balance, December 31, 2008	$6,589	$3,469	$356	$(191)	$191	$9,160	$19,574

*	Since par value per share is $1.00, the dollar amounts in the common stock column are equal to the number of common shares.

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2008, 2007 and 2006

(In thousands)	2008	2007	2006
Net income (loss)	$(44,553)	$8,081	$7,640
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net accretion and amortization	70	10	28
Goodwill impairment losses	5,488	—	—
Depreciation	1,181	1,064	1,033
Net loss on investments	9,630	—	—
Gain on sale of loans	(1,238)	(1,371)	(1,792)
Deferred tax expense (benefit)	3,084	(447)	(664)
Gain on disposal of premises and equipment	(11)	(271)	(3)
Loss (gain) on sale of other real estate owned	83	(8)	(25)
Valuation losses on other real estate owned	615	—	—
Provision for loan losses	36,147	1,450	2,235
Proceeds from sales of loans	76,477	92,910	137,114
Loan originations held for sale	(74,685)	(90,777)	(134,870)
Earnings on bank-owned life insurance	(358)	(364)	(373)
Stock-based compensation	16	16	—
Changes in assets and liabilities:
Accrued interest receivable	1,136	(517)	(1,122)
Other assets	(6,019)	436	(194)
Accrued interest payable	(25)	102	62
Accrued expenses and other liabilities	362	(50)	(733)

Net cash provided by operating activities	7,400	10,264	8,336

Purchases of securities available for sale	(19,910)	(11,587)	(3,724)
Proceeds from maturity of securities available for sale	20,500	14,200	1,950
Proceeds from sales of securities available for sale	241	—	—
Proceeds from maturity of securities held to maturity	1,000	1,000	—
Repayments of mortgage-backed securities available for sale	616	613	845
Repayments of mortgage-backed securities held to maturity	244	264	292
Purchases of FHLB stock	(8,310)	(5,365)	(4,801)
Proceeds from redemption of FHLB stock	7,065	4,995	3,915
Net increase in loans	(80,590)	(57,595)	(119,252)
Proceeds from disposals of foreclosed real estate	1,836	87	51
Net expenditures on foreclosed real estate	(371)	—	—
Purchases of premises and equipment	(3,377)	(3,180)	(992)
Proceeds from sales of premises and equipment	120	7	13
Cash paid for Bank of Jefferson acquisition	—	(5,644)	—
Cash and cash equivalents acquired with Bank of Jefferson acquisition	—	3,037	—

Net cash used in investing activities	(80,936)	(59,168)	(121,703)

Net (decrease) increase in deposits	(19,328)	40,732	96,902
Net proceeds (repayments) on short-term borrowings	77,753	(9,114)	5,682
Repayments of long-term obligations	(15,006)	(130)	(5)
Proceeds from long-term obligations	25,000	15,124	5,000
Proceeds from issuance of common stock, net	172	184	139
Dividends paid	(986)	(1,307)	(1,082)
Net change in escrow deposits	(37)	22	(152)
Tax benefit of stock options exercised	76	171	76

Net cash provided by financing activities	67,644	45,682	106,560

Decrease in cash and cash equivalents	(5,892)	(3,222)	(6,807)

Cash and cash equivalents:
Beginning of period	13,793	17,015	23,822

End of period	$7,901	$13,793	$17,015

(Continued)

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Continued)

Years Ended December 31, 2008, 2007 and 2006

(In thousands)	2008	2007	2006
Cash paid for:
Interest	$32,538	$35,405	$28,330
Income taxes	1,701	5,184	5,625

Summary of noncash investing and financing activities:
Transfer from recorded investment in loans to other real estate owned	12,358	5,468	1,399
Transfer from recorded investment in loans to loans held for sale	13,889	—	—
Unrealized gain on securities available for sale, net of taxes	392	411	15
Increase in deferred gain on sale of other real estate owned	80	—	—
Loans to facilitate the sale of other real estate owned	5,095	—	—
Long-term obligations reclassified to short-term borrowings	30,000	10,000	10,000
Short-term borrowings reclassified to long-term obligations	20,000	10,000	10,000
Loans to finance the sale of branch building	—	—	324

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

Notes to Consolidated Financial Statements

(1)	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts and transactions of Cooperative Bankshares, Inc. (“Bankshares”), a bank holding company incorporated under the laws of the State of North Carolina, and its wholly owned subsidiary, Cooperative Bank (“Cooperative” or the “Bank”), and the Bank’s wholly owned subsidiaries, Lumina Mortgage Company, Inc. (“Lumina”) and CS&L Holdings, Inc. (“Holdings”) and Holdings’ majority owned subsidiary, CS&L Real Estate Trust, Inc. (“REIT”). Bankshares, the Bank, and the Bank’s subsidiaries are collectively referred to as the Company. All significant intercompany transactions have been eliminated. Bankshares wholly owns Cooperative Bankshares Capital Trust I and Cooperative Bankshares Capital Trust II, which are not consolidated in these financial statements due to the adoption of FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”. Holdings and REIT were liquidated effective June 30, 2006, with all of their assets and liabilities transferring to the Bank. The liquidation did not have a material impact on the Company’s financial position or results of operations.

All information in the Notes to Consolidated Financial Statements has been presented in thousands, except percentage, time period, and per share data.

Nature of Operations

The Company operates twenty-two offices (including twenty-one full service branches) in North Carolina and three full service branches in South Carolina. The Company offers a wide range of banking services including deposits, bank cards, and alternative investment products. Funds obtained are used primarily for the extension of credit through home loans, commercial loans, consumer loans, and other installment credit such as home equity loans, auto and boat loans, and overdraft protection. The Company’s primary source of revenue is interest income from its loan and securities portfolios.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates made by the Company in the preparation of the consolidated financial statements are the determination of the allowance for loan losses, fair value estimates, and the valuation allowance on the net deferred tax asset.

Effects of Stock Splits

On May 31, 2006, the Company declared a 3-for-2 stock split in the form of a 50% stock dividend. All references to per share results and weighted average common and common equivalent shares outstanding have been adjusted to reflect the effect of the stock split.

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

December 31, 2008, 2007, and 2006

(1)	Basis of Presentation and Significant Accounting Policies (Continued)

(a)	Cash and Cash Equivalents (Continued)

Federal regulations require institutions to set aside specified amounts of cash as reserves against transaction and time deposits. As of December 31, 2008, the reserve requirement was $3,934.

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

A decline in the market value of any AFS or HTM security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end, and forecasted performance of the investee. The Company does not have any securities that are believed to be other-than-temporarily impaired as of December 31, 2008.

(c)	FHLB Stock

The Company, as a member of the Federal Home Loan Bank (“FHLB”) System, is required to maintain an investment in capital stock of the FHLB of Atlanta in an amount equal to the sum of 0.18% of total assets as of December 31, 2007 and 4.50% of its outstanding FHLB advances. No ready market exists for FHLB stock, and it has no quoted market value. The FHLB stock is carried at cost. Because of the redemption provisions of the FHLB, the fair value of this investment is believed to equal its cost.

(d)	Loans Held for Sale

As a part of its normal business operations, the Company originates mortgage loans that have been approved by secondary investors. The Company issues a rate lock commitment to a customer and concurrently “locks in” with a secondary market investor under a best efforts delivery mechanism. The terms of the loan are set by the secondary investors and are transferred within several weeks of the Company initially funding the loan. The Company receives origination fees from borrowers and servicing release premiums from the investors that are recognized on the Consolidated Statement of Operations in the line item “gain on sale of loans”. Between the initial funding of the loans by the Company and the subsequent purchase by the investor, the Company carries the loans on its balance sheet at cost, which approximates fair value due to the short duration of time between loan funding and subsequent sale. Also during this time, the Company records written loan commitments at fair value based on the anticipated gain of commitments expected to fund. If, at any time, the Company determines that the fair value of any loan held for sale is less than its cost, an adjustment is made to carry such loans at fair value.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

(1)	Basis of Presentation and Significant Accounting Policies (Continued)

(d)	Loans Held for Sale (Continued)

During the fourth quarter of 2008, in an effort to increase liquidity and improve capital ratios, the Company decided to sell a portion of its mortgage loan portfolio that was initially originated with the intent to hold for investment. In total, $13,889 of loans held for investment was transferred to loans held for sale during the year ended December 31, 2008. The Company transfers loans from loans held for investment to loans held for sale when the loans can be clearly identified and a marketing strategy is developed, which includes finding interested buyers. The Company carries these loans at the lower of cost or fair value. The fair value of loans held for sale is based on the price secondary market investors are currently offering for loans with similar characteristics. The Company recognizes gains and losses on loans held for sale on the Consolidated Statement of Operations in the line item “gain on sale of loans”.

At December 31, 2008, loans held for sale totaled $17,015 compared to $3,680 at December 31, 2007. None of the loans held for sale are classified as impaired at December 31, 2008 or 2007.

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

The Company evaluates its loan portfolio in accordance with Statement of Financial Accounting Standards (“FAS”) No. 5, “Accounting for Contingencies” and FAS No. 114, “Accounting by Creditors for Impairment of a Loan”. The process used to establish the allowance for loan losses considers, among other factors, whether the borrower is a mortgage, retail, equity line, or commercial customer. Generally, loans are reviewed and risk is graded among groups of loans with similar characteristics. Loans considered impaired, within the definition of FAS No. 114, are individually evaluated for impairment and assigned a specific reserve. Under FAS No. 114, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the payments of principal and interest according to the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the original contractual interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Impaired loans are excluded from loan grouping for the purposes of allocating an allowance to the group. The probable loss estimates for each loan group is based on historical loss experience adjusted for qualitative or environmental factors that may cause estimated credit losses to differ from historical losses.

The Company uses several factors to determine if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and the accumulation of related data. This data may include, among other items, loan payment status, adequacy of the underlying collateral, borrowers’ financial data, and borrowers’ operating factors such as cash flows and operating income or loss.

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

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

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

(g)	Transfers and Servicing of Financial Assets

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. The rights to service loans for others, mortgage servicing rights (“MSRs”), are capitalized based on the allocated value determined when the underlying loans are sold and amortized over the estimated period that servicing income is expected to be received based on projections of the amount and timing of estimated future cash flows. MSRs are included in other assets on the Consolidated Statement of Financial Condition. Loan servicing income is recorded on the cash basis less the amortized amount for retained servicing rights and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

(h)	Other Real Estate Owned

Other real estate owned is recorded initially at fair value of the property less estimated costs to sell at the date of foreclosure and subsequently reduced by additional allowances which are charged to earnings if the fair value declines below its initial value plus any capitalized costs. Costs related to the improvement of the property are capitalized if recoverable, whereas those related to holding the property are expensed.

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

The Company’s investment in intangible assets consists of goodwill and a core deposit intangible resulting from the acquisitions of Lumina Mortgage Company, Inc. in 2002 and Bank of Jefferson in 2007. The balance of goodwill and the core deposit intangible was $0 and $272, respectively, at December 31, 2008 and $5,488 and $304, respectively, at December 31, 2007. The core deposit intangible is amortized on a straight-line basis over a ten-year life based on a historical study of attrition of core deposits. Amortization of the core deposit intangible amounted to $32, $16, and $0 for the years ended December 31, 2008, 2007, and 2006, respectively.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

(1)	Basis of Presentation and Significant Accounting Policies (Continued)

(k)	Intangible Assets (Continued)

Goodwill is not amortized but is tested for impairment annually or more often if an event or circumstance indicates that a decline in the value of the reporting unit may exist. Examples of such events or circumstances include adverse changes in legal factors, business climate, unanticipated competition, change in regulatory environment, or loss of key personnel. Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and a second step of the impairment test will be performed. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of a reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses. Based on our evaluations, goodwill was impaired at December 31, 2008. See Note 15 of “Notes to Consolidated Financial Statements” for additional information related to this evaluation and the corresponding goodwill impairment losses.

(k)	Income Taxes

Deferred tax asset and liability balances are determined by application of temporary differences at the tax rate expected to be in effect when taxes become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years.

(l)	Stock-Based Compensation

Effective January 1, 2006, the Company adopted FAS No. 123 (revised 2004), “Share–Based Payments,” (“FAS No. 123R”) which was issued by the FASB in December 2004. FAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). FAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award.

The Company adopted FAS No. 123R using the modified prospective application as permitted under FAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

In 1998, the Company’s shareholders approved and adopted the 1998 Stock Option & Incentive Plan (the “Plan”) which authorized the Board of Directors to grant up to 653 stock options to employees, officers and directors of the Company. Options granted under the Plan can have a term of up to ten years from the date of grant. However, in the case of an employee who owns shares representing more than 10% of the outstanding common stock at the time an incentive stock option (“ISO”) is granted, the term of such ISO shall not exceed five years. Vesting of options is determined at the time of grant and ranges from immediate to ten years. Options under this plan must be granted at a price that shall be the closing price on such exchange for the prior day or, if no such sale exists, shall be the mean between the bid and asked price. In the case of the employee who owns shares representing more than 10% of the Company’s outstanding shares of common stock at the time the ISO is granted, the exercise price shall not be less than 110% of the closing price of the optioned shares at the time the ISO is granted.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

(1)	Basis of Presentation and Significant Accounting Policies (Continued)

(l)	Stock-Based Compensation (Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Company granted 5 and 15 options with an average per unit fair value of $2.30 and $4.20 in 2008 and 2007, respectively. No options were granted in 2006. The Company recognized a stock-based compensation charge against income of $16, $16, and $0 for the years ended 2008, 2007, and 2006, respectively.

The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company’s stock price over the expected term of the options. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. The significant weighted average assumptions used for options granted in 2008 are as follows: expected volatility of 21.30%; risk-free interest rate of 3.19%; dividend yield of 2.02%; and expected lives of 8 years. The significant weighted average assumptions used for options granted in 2007 are as follows: expected volatility of 21.75%; risk-free interest rate of 4.06%; dividend yield of 1.41%; and expected lives of 8 years.

Cash received from options exercised under the Plan was $172, $184, and $139 for the years ended 2008, 2007, and 2006, respectively. The actual tax benefit in stockholders equity realized for the tax deductions from the options exercised was $76, $171, and $76 for the years ended 2008, 2007, and 2006, respectively.

A summary of option activity under the Plan as of December 31, 2008 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	308	$9.77
Exercised	35	4.91
Expired	9	12.71
Granted	5	9.91

Outstanding at December 31, 2008	269	$10.31	4.87	$—

Exercisable at December 31, 2008	256	$10.17	4.66	$—

For the years ended December 31, 2008, 2007, and 2006, the intrinsic value of options exercised was $223, $466, and $811, respectively.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

(1)	Basis of Presentation and Significant Accounting Policies (Continued)

(l)	Stock-Based Compensation (Continued)

A summary of activity of nonvested options as of December 31, 2008 and changes during the year then ended is presented below:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2007	12	$4.20
Granted	5	2.30
Expired	—	—
Vested	4	3.73

Nonvested at December 31, 2008	13	$3.62

The total fair value of options contractually vested was $15, $13, and $0 for the years ended December 31, 2008, 2007, and 2006, respectively.

Compensation costs of nonvested options will be recognized over the vesting period as follows:

Compensation Expense
2009	$15
2010	15
2011	11
2012	1

$42

(m)	Comprehensive Income

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

FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires that public business enterprises report certain information about operating segments. It also requires that the public business enterprises report related disclosures and descriptive information about products and services provided by significant segments, geographic areas, and major customers, differences between the measurements used in reporting segments and those used in the enterprise’s general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

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

December 31, 2008, 2007, and 2006

(1)	Basis of Presentation and Significant Accounting Policies (Continued)

(o)	Secondary Investors Net Worth Requirements

Lumina is subject to various capital requirements in connection with agreements entered into with secondary market investors. These minimum capital requirements are imposed on the capital of Lumina, the Bank and its subsidiaries, or the consolidated Company, depending on the agreement with the investor. Failure to maintain minimum capital requirements could result in Lumina’s inability to originate and sell loans to the respective investor and, therefore, could have a direct material effect on the Company’s financial statements. Subsequent to December 31, 2008, Lumina’s agreement with JP Morgan Chase has been terminated. This change is not expected to have a significant impact on the Company’s financial statements. Management believes, as of December 31, 2008 and 2007, that the Company met all capital requirements to which Lumina is subject.

Actual capital amounts and the minimum amounts required for capital adequacy purposes by significant investors at December 31, 2008, are as follows:

	Actual Capital	Minimum Capital Requirements
HUD	$288	$250
Countrywide	34,302	400
JP Morgan Chase	34,913	250
GMAC	19,302	500

(p)	Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest in variable Interest Entities.” This FSP amends FAS 140 to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R) to require public entities to provide additional disclosures relating to their involvement with variable interest entities. The adoption of FSP FAS 140-4 and FIN 46R-8 in December 2008 did not have a material effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The Company’s adoption of FSP 157-3 in 2008 did not have a significant impact on the Company’s consolidated financial statements.

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

December 31, 2008, 2007, and 2006

(1)	Basis of Presentation and Significant Accounting Policies (Continued)

(p)	Recent Accounting Pronouncements (Continued)

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, EITF 06-4 would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. The Company’s adoption of EITF 06-4 on January 1, 2008 resulted in an adjustment to the carrying value of liabilities with an offsetting adjustment to the opening balance of retained earnings of $1,048. Net related compensation cost for the year ended December 31, 2008 was $347. In the first quarter of 2009, the Company reversed $1,123 of its EITF 06-4 liability as described in Note 17 of “Notes to Consolidated Financial Statements”.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 supersedes Staff Accounting Bulletin No. 105 by requiring that the expected net future cash flows related to servicing a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Due to the adoption of SAB 109 on January 1, 2008, the Company recognized additional income of $64 for the year ended December 31, 2008.

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

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

(2)	Securities

Securities as of December 31, 2008 and 2007 are summarized as follows:

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Securities available for sale:
U.S. Government and agency securities	$24,977	$679	$—	$25,656
Mortgage-backed securities	4,769	67	166	4,670

Total	$29,746	$746	$166	$30,326

Securities held to maturity:
U.S. Government and agency securities	$1,999	$24	$—	$2,023
Mortgage-backed securities	1,276	37	—	1,313

Total	$3,275	$61	$—	$3,336

Grand total	$33,021	$807	$166	$33,662

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Securities available for sale:
U.S. Government and agency securities	$35,479	$261	$6	$35,734
Mortgage-backed securities	5,389	40	353	5,076

Total	$40,868	$301	$359	$40,810

Securities held to maturity:
U.S. Government and agency securities	$2,992	$43	$—	$3,035
Mortgage-backed securities	1,520	1	24	1,497

Total	$4,512	$44	$24	$4,532

Grand total	$45,380	$345	$383	$45,342

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

(2)	Securities (continued)

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2008:

	2008
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities	$174	$1	$2,149	$165	$2,323	$166

Total	$174	$1	$2,149	$165	$2,323	$166

At December 31, 2008, securities temporarily impaired for 12 months or more consisted of one mortgage-backed security. The impaired security did not have a premium associated with it. The Company believes the impairment is temporary in nature since it results from the current interest rate environment, does not relate to the underlying credit quality of the issuers, and we have the intent and ability to hold these investments for a time necessary to recover their cost.

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2007:

	2007
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. Government and agency securities	$—	$—	$4,992	$6	$4,992	$6
Mortgage-backed securities	—	—	2,794	353	2,794	353

Total	$—	$—	$7,786	$359	$7,786	$359

Securities held to maturity:
Mortgage-backed securities	$—	$—	$1,455	$24	$1,455	$24

Total	$—	$—	$1,455	$24	$1,455	$24

Grand total	$—	$—	$9,241	$383	$9,241	$383

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

(2)	Securities (Continued)

The maturities of securities at December 31, 2008 are summarized as follows:

	Amortized Cost	Estimated Market Value
Held to maturity:
Due in one year or less	$1,999	$2,023
Due in one through five years	—	—
Mortgage-backed securities	1,276	1,313

Total	$3,275	$3,336

Available for sale:
Due in one year or less	$10,000	$10,192
Due in one through five years	14,977	15,464
Mortgage-backed securities	4,769	4,670

Total	$29,746	$30,326

Grand total	$33,021	$33,662

Expected maturities for mortgage-backed securities will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

During 2008, the Company recorded a non-cash, other-than-temporary impairment charge on available for sale securities totaling $9.1 million, partially offset by a related tax benefit of $3.3 million. These impairment charges on Federal Home Loan Mortgage Corporation (“Freddie Mac”) Series Z preferred stock and Federal National Mortgage Association (“Fannie Mae”) Series S preferred were primarily a result of the U.S. government’s actions, including placing Fannie Mae and Freddie Mac under conservatorship, giving control of their management to their regulator, the Federal Housing Finance Agency, and prohibiting Fannie Mae and Freddie Mac from paying dividends on their existing common and preferred stock. The Company did not recognize any other-than-temporary impairment charges for the years ended 2007 and 2006.

The Company received proceeds of $241 and recognized a loss of $543 on the sales of available for sale securities that were identified as other-than-temporarily impaired during the year ended 2008. There were no other sales of investment securities in 2008. The Company did not recognize any gains or losses on sales of investment securities for the years ended 2007 and 2006.

Investment securities having an aggregate carrying value of $19,049 at December 31, 2008 were pledged to secure public funds on deposit. Investment securities having an aggregate carrying value of $812 at December 31, 2008 were pledged to secure the Treasury tax and loan account with the Federal Reserve Bank.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

(3)	Loans

Loans at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
Real estate:
Construction and land development	$154,520	$222,207
Mortgage:
One-to-four family residential	502,827	398,837
Multi-family residential	34,149	15,930
Commercial	124,726	122,744
Equity line	31,560	29,902
Other	805	713

Total real estate loans	848,587	790,333

Commercial, industrial, and agricultural	16,217	21,892
Consumer	8,279	9,870

Total gross loans	873,083	822,095

Unamortized net deferred fees	(1,887)	(1,991)

Total loans	$871,196	$820,104

The Company’s recorded investment in one-to-four family residential, multi-family residential, and commercial real estate loans presented above includes loans for vacant land in the amount of $187,157, $17,157, and $31,123, respectively, at December 31, 2008, and $123,537, $8,030, and $26,285, respectively, at December 31, 2007.

In the normal course of business, the Company originates loans to related parties. Related parties include directors, executive officers, principal shareholders of equity securities, or any associate of such persons. The activity with respect to related party loans is summarized below for the year ending December 31, 2008:

Balance at beginning of year	$4,202
New loans	1,580
Repayments	(455)
Parties no longer related	(352)

Balance at end of year	$4,975

Activity in the allowance for loan losses for the years ended December 31, 2008, 2007, and 2006 is summarized as follows:

	2008	2007	2006
Balance at beginning of year	$8,788	$7,786	$6,763
Provision for loan losses	36,147	1,450	2,235
Allowance acquired in purchase transactions	—	182	—
Loans charged-off	(8,696)	(660)	(1,219)
Recoveries	23	30	7

Balance at end of year	$36,262	$8,788	$7,786

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

(3)	Loans (Continued)

The following is a summary of nonperforming loans at December 31, 2008 and 2007:

	2008	2007
Loans past due ninety days or more and still accruing interest	$4,276	$3,560
Nonaccrual loans	76,213	2,083

Total	$80,489	$5,643

At December 31, 2008, $56,494 of the recorded investment in loans considered impaired in accordance with FAS No. 114 had a corresponding valuation allowance of $13,929. At December 31, 2007, $1,661 of the recorded investment in loans considered impaired in accordance with FAS No. 114 had a corresponding valuation allowance of $213. The recorded investment in impaired loans with no corresponding valuation allowance was $23,995 and $3,982 at December 31, 2008 and 2007, respectively. For the years ended December 31, 2008 and 2007 the average recorded investment in impaired loans was $26,413 and $3,624, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was $88. The amount of interest recognized on impaired loans during the portion of the year that they were impaired during 2007 and 2006 was not material.

In the normal course of business, the Company enters into off-balance sheet commitments to extend credit. The Company maintains the same credit policies in making off-balance sheet commitments as it does for its on-balance sheet instruments. Commitments to extend credit are agreements to lend which generally have fixed expiration dates or other termination clauses and may require a fee.

The following table summarizes the Company’s outstanding off-balance sheet commitments to extend credit at December 31, 2008 and 2007:

	2008	2007
Undisbursed portion of home equity lines of credit collateralized primarily by junior liens on one-to-four family properties	$36,346	$49,617
Other commitments and credit lines	33,668	45,182
Undisbursed portion of construction loans	51,149	82,419
Fixed-rate mortgage loan commitments	—	1,732
Adjustable-rate mortgage loan commitments	1,606	3,014
Available-for-sale mortgage loan commitments	690	2,420

Total	$123,459	$184,384

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

December 31, 2008, 2007, and 2006

(3)	Loans (Continued)

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $38,465 and $41,706 at December 31, 2008 and 2007, respectively. The carrying value of capitalized servicing rights is included in other assets. Changes in mortgage servicing rights capitalized for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Net mortgage servicing rights, beginning of year	$118	$163
Mortgage servicing rights, capitalized	24	33
Amortization of mortgage servicing rights	(56)	(78)

Net mortgage servicing rights, end of year	$86	$118

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

(4)	Premises and Equipment

Premises and equipment at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
Land	$3,419	$2,814
Buildings	12,935	11,680
Leasehold improvements	794	454
Furniture and equipment	9,236	8,399

Premises and equipment, gross	26,384	23,347

Less: accumulated depreciation and amortization	(11,698)	(10,738)

Premises and equipment, net	$14,686	$12,609

(5)	Deposits

Deposits at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
Demand	$37,794	$43,013
Checking with interest	35,722	32,782
Money market accounts	42,400	48,578
Savings	22,342	24,371
Time deposits of $100 or more	317,089	305,156
Other time deposits	240,215	260,992

Total	$695,562	$714,892

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

(5)	Deposits (Continued)

At December 31, 2008, the scheduled maturities of time deposits were:

2009	$500,227
2010	55,030
2011	2,047

Total time deposits	$557,304

Included in time deposits are brokered deposits totaling $134.8 million at December 31, 2008. As a result of the Bank’s capital ratios as of December 31, 2008, the Bank has been notified by the FDIC that it may not accept, renew, or rollover any brokered deposits without obtaining a waiver from the FDIC, as discussed in Note 7 of “Notes to Consolidated Financial Statements.” Of our brokered deposits, $122.8 million will mature during 2009. Subsequent to December 31, 2008, the Bank has begun offering promotional rates on other time deposits to replace these maturities and improve liquidity. Subsequent to December 31, 2008, the Bank has experienced a net increase in total deposits.

The aggregate amount of deposits that have been reclassified as loan balances was $97 and $118 at December 31, 2008 and 2007, respectively. At December 31, 2008, deposits received from related parties totaled $1,150.

(6)	Borrowed Funds

Borrowed funds consist of short-term borrowings and long-term obligations. The corresponding weighted average rates (“WAR”) at December 31, 2008 and 2007 are summarized as follows:

	2008	WAR	2007	WAR
Junior Subordinated Debentures	$15,464	5.74%	$15,464	5.74%
Advances from FHLB	148,000	3.83%	123,000	4.40%
Advances from Federal Reserve	63,000	0.50%	—	—
Affordable Housing Program advances from FHLB	60	3.50%	66	3.50%
Advances for loans held for sale	3,124	2.89%	2,991	6.79%
Repurchase agreements	—	—	380	2.82%

Total	$229,648		$141,901

The Trust was formed for the sole purpose of issuing trust preferred securities and investing the proceeds from the sale of such trust preferred securities in junior subordinated debentures. The debentures held by the Trust are the sole assets of the Trust. The Company owns 100% of the Trust’s outstanding common securities and unconditionally guarantees the Trust’s financial obligations. The debentures and the trust preferred securities bear an interest rate of 5.74% through August 2010, and thereafter bear an interest rate equal to 142 basis points over the three-month LIBOR (London Inter-Bank Offered Rate). The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will rank prior to trust common securities if, and so long as, the Company fails to make principal or interest payment on the debentures. Concurrently with the issuance of the debentures and the trust preferred securities, the Company entered into a Guaranty Agreement, dated August 30, 2005, related to the trust preferred securities for the benefit of the holders. The debentures and trust preferred securities each have 30-year lives and will each be callable by the Company or the Trust, at their option, after five years. The Company has the option to defer interest for up to five years on the debentures. The debentures qualify as Tier I capital, subject to limitations, under Federal Reserve Board guidelines. The junior subordinated debentures issued by Bankshares to the Trust are included in long-term obligations and Bankshares’ equity interest in the Trust is included in other assets.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

(6)	Borrowed Funds (Continued)

The Company relies on cash dividends from the Bank to make interest payments on the junior subordinated debentures issued by the Company in August 2005. As required under recent regulatory restrictions imposed on the Company and the Bank, the Company and the Bank requested approval from the Federal Reserve Board and Federal Deposit Insurance Corporation for a proposed cash dividend from the Bank to the Company to be used to pay the $217 interest payment on the junior subordinated debentures due March 15, 2009. However, such requests for approval were denied by the Federal Reserve Board and Federal Deposit Insurance Corporation. The Company sought to defer the $217 interest payment due March 15, 2009, plus any applicable accrued interest and costs associated therewith. However, the Company was advised by the trustee that its notice was untimely. Accordingly, the Company may be obligated to make such interest payment. On April 15, 2009, the Company notified the Trustee for Cooperative Bankshares Capital Trust I that, beginning with the June 15, 2009 interest payment period, the Company has elected to defer all payments of interest on the junior subordinated debentures for an indefinite period of time (but no longer than 20 consecutive quarterly periods).

Pursuant to a collateral agreement with the FHLB on December 31, 2008, advances are collateralized by all the Company’s FHLB stock and qualifying first mortgage loans, lines of credit, and commercial loans. The balance of qualifying first mortgage loans, lines of credit, and commercial loans as of December 31, 2008 was $257,381, $23,153, and $51,245, respectively. This agreement with the FHLB provided for a line of credit up to 25% of the Bank’s assets. The maximum month end balances were $166,000, $128,000, and $123,000 during the years ended December 31, 2008, 2007, and 2006, respectively. Since December 31, 2008, the FHLB has reduced this line of credit from $181,300 to $168,100. Annual principal maturities of Federal Home Loan Bank advances for the years subsequent to December 31, 2008 are as follows:

2009	$40,000
2010	25,000
2011	28,000
2012	30,000
2014	5,000
2015	5,000
2017	5,000
2018	10,000

Total	$148,000

In addition, the Company has a line of credit with the Federal Reserve Bank for the purpose of short-term cash needs. This line is collateralized by qualifying construction, land development, and other land loans totaling $304,304 at December 31, 2008. The maximum month end balance was $63,000 during the year ended December 31, 2008. Short-term borrowings from the Federal Reserve Bank were not utilized during the years ended December 31, 2007 and 2006. Subsequent to year end, the Company was notified by the Federal Reserve Bank that, as a result of the Bank’s total risk-weighted capital levels as of December 31, 2008, the Bank may only draw on its line of credit in limited circumstances and only for a short duration.

Affordable Housing Program advances are funds advanced by the FHLB for the Company to lend to borrowers who might not otherwise qualify for a home mortgage. These advances have an interest rate of 3.50% and mature at various times between November 2015 and June 2016.

Lumina borrows money on a short-term basis principally from another financial institution to fund its loans that are held for sale. The balance of this borrowing was $3,124 and $2,991 at December 31, 2008 and 2007, respectively. This borrowing is collateralized by mortgage loans held for sale. Advances are made on this borrowing to fund loans closed that will be held for sale. The rate paid on each advance differs depending on the term of each loan. The rates paid on the advances outstanding at December 31, 2008 ranged from 2.20% to 4.20%. When a loan is sold, the proceeds are used to repay the borrowing. Loans are usually sold within 60 days. This borrowing relationship was terminated subsequent to December 31, 2008.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

(6)	Borrowed Funds (Continued)

Cooperative enters into agreements with customers to transfer excess funds in a demand account into a repurchase agreement. Under the repurchase agreement, the Bank sells the customer an interest in securities that are direct obligations of the United States Government. The customer’s interest in the underlying security shall be repurchased by the Bank at the opening of the next banking day. The rate fluctuates weekly and is tiered, with the highest rate being 0.50% below the 90-day Treasury Bill. The Bank had no outstanding repurchase agreements at December 31, 2008. The total commitment relating to repurchase agreements at December 31, 2007 was $380.

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

As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as “significantly undercapitalized” pursuant to Part 325 of the FDIC Rules and Regulations. The Bank has been notified by the FDIC that, due to its capital ratios as of December 31, 2008, the Bank is now subject to restrictions on asset growth, dividends, other capital distributions, and management fees. In addition, the Bank may not accept, renew, or roll over any brokered deposit without obtaining a waiver from the FDIC. The Bank may also not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the Bank’s normal market area or in the market area in which such deposits are being solicited.

To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table below as of December 31:

			Minimum Ratio to Maintain Well-Capitalized Status		Minimum Ratio to Maintain Adequately-Capitalized Status
	2008	2007	2008	2007	2008	2007
Risk-based capital:
Tier I capital	$34,285	$74,705
Total capital	44,337	83,493
Risk-adjusted assets	777,966	774,498
Quarterly average tangible assets	985,704	916,011

Tier I capital ratio	4.41%	9.65%	6.00%	6.00%	4.00%	4.00%
Total capital ratio	5.70%	10.78%	10.00%	10.00%	8.00%	8.00%
Leverage capital ratio	3.48%	8.16%	5.00%	5.00%	4.00%	4.00%

At December 31, 2008, the Company’s total Tier I capital, total capital, and leverage capital ratios were 3.27%, 5.66%, and 2.58%, respectively, as compared to 9.61%, 10.74%, and 8.12%, respectively, at December 31, 2007.

During 2005, Bankshares issued $15,464 in junior subordinated debentures that qualifies as Tier 1 capital, subject to limitations. Of this amount, Bankshares invested $4,500 and $10,000 in the Bank during the years ended December 31, 2006 and 2005, respectively.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

(7)	Regulatory Matters and Capital Requirements (Continued)

A liquidation account was established at the time of the Bank’s conversion to a stock institution in an amount equal to the total net worth of the Bank as of March 31, 1991. Each eligible deposit account holder is entitled to a proportionate share of this account in the event of a complete liquidation of the Bank, and only in such an event. This share will be reduced if the account holder’s eligible deposits fall below the amount on the date of record and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after the conversion in the related eligible deposit of an account holder. The liquidation account totaled $1,191 at December 31, 2008.

The Bank may not declare or pay a cash dividend, or repurchase any of its capital stock, if the effect would cause the regulatory net worth of the Bank to fall below the amount required for the liquidation account established in connection with the conversion, or to an amount which is less than the minimum required by the FDIC and the North Carolina Office of the Commissioner of Banks.

The Bank consented to the issuance of an Order to Cease and Desist (the “Order”) effective March 12, 2009. Among other things, this Order restricts the Bank from paying cash dividends to the Company without prior written consent of the FDIC and North Carolina Commissioner of Banks.

Effective April 29, 2009, the Company also entered into a written agreement (the “Reserve Bank Agreement”) with the Federal Reserve Bank of Richmond (the “Reserve Bank”). The Reserve Bank Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank and requires, among other things, that the Company obtain the Reserve Bank’s approval prior to: (i) paying dividends, (ii) receiving dividends from the Bank, (iii) making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, (iv) incurring or increasing any debt or (v) purchasing or redeeming any shares of Bankshares’ stock.

(8)	Benefit Plans

On April 11, 2006, the Company’s Board of Directors approved the freezing of the Bank’s qualified, noncontributory, defined-benefit, multi-employer retirement plan (the “Defined Benefit Plan”) effective July 1, 2006. The Defined Benefit Plan covers certain salaried employees and, prior to the freeze, benefits were based on years of service and the employee’s compensation during the last five years preceding retirement. There are 99 active salaried participants. In addition to the active participants, there are 18 participants receiving benefits and 45 terminated vested participants.

Effective with the freeze, each active participant’s pension benefit will be determined based on the participant’s compensation and length of employment as of July 1, 2006. Compensation and employment after June 30, 2006 will not be considered. Under the Defined Benefit Plan, the Bank is required to contribute its share of total pension liability as determined by the plan administrator. Expenses related to the Defined Benefit Plan were $58, $384, and $884 for the years ended December 31, 2008, 2007, and 2006, respectively.

A Supplemental Retirement 401(k) Plan (the “401(k) Plan”) is maintained for employees of the Bank and Lumina. Employees are able to contribute the maximum deferral limit permitted by law. The Bank matches employee contributions up to a limit determined annually by the Board of Directors. The Board established the match at 50% up to the first 6% of the employee contribution through June 30, 2006. Effective July 1, 2006, the Board approved increasing the Bank’s match to 100% up to the first 6% of the employee contribution. This match was in effect through December 31, 2008. Subsequent to December 31, 2008 the Board reduced the Bank’s match to 50% up to the first 6% of the employee contribution. Lumina does not match employee contributions to the 401(k).

The compensation expense incurred by the Bank for the 401(k) Plan was $378, $379, and $252 for the years ended December 31, 2008, 2007, and 2006, respectively.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

(8)	Benefit Plans (Continued)

In 2002, the Bank implemented a non-qualifying deferred compensation plan for certain key executive officers. The Bank has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Benefits for each officer participating in the plan accrue and vest during the period of employment, and are paid in monthly benefit payments over the participant’s life after retirement. The plan also provides for payment of disability or death benefits in the event a participating officer becomes permanently disabled or dies prior to attainment of retirement age. If the Bank has a change in control before the officer reaches age 65, the participating officer will be entitled to a benefit. Provisions of $300, $119, and $123 were expensed for future benefits to be provided under this plan for the years ended December 31, 2008, 2007, and 2006, respectively. The total liability under this plan was $906 and $605 at December 31, 2008 and 2007, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated statements of financial condition. Subsequent to December 31, 2008, this plan has been modified and benefits have been frozen with all applicable executive officers and the Company expects a provision of $33 for the year ended December 31, 2009.

The Bank had entered into Director Retirement Agreements with each of its non-employee directors. Each agreement provides for a benefit of $19 annually for a period of ten years from retirement on or after reaching the normal retirement age of 72. The Director Retirement Agreements provide for a reduced lump sum payment in the event of termination, including a change of control, with the amount varying depending on the reason for the termination. In order to fund the benefits payable under the Director Retirement Agreements, the Bank has purchased life insurance policies on each director. The policies are designed to offset the program’s costs during the lifetime of the participant and to provide complete recovery of all the program’s costs at their death. Expenses related to these agreements were $24, $75, and $57 for the years ended 2008, 2007, and 2006, respectively. The total liability under these agreements was $140 and $321 at December 31, 2008 and 2007, respectively.

On April 25, 2008, the Company’s stockholders approved the Cooperative Bankshares, Inc. Stock-Based Retirement Plan for Directors (the “Stock-Based Retirement Plan”). The Stock-Based Retirement Plan was approved by the Company’s Board of Directors on February 20, 2008. The Stock-Based Retirement Plan was implemented to allow directors with a Director Retirement Agreement with the Bank to make a one-time irrevocable election to substitute their benefits under their Director Retirement Agreement with benefits under the Stock-Based Retirement Plan. All directors serving on the Company’s Board of Directors as of April 25, 2008, the effective date of the Stock-Based Retirement Plan, were eligible to participate. Directors electing to substitute their benefits may have elected on or before May 25, 2008 to transfer the value of their accrued benefit under their Director Retirement Agreement to a grantor trust established for the Stock-Based Retirement Plan.

As of April 24, 2008, the Company’s eligible directors had $191 in the aggregate accrued under their Director Retirement Agreements with the Bank. All eligible directors elected to substitute their Director Retirement Agreements with benefits under the Stock-Based Retirement Plan and, as a result, 23 shares of Company common stock are being held in the Stock-Based Retirement Plan grantor trust. These shares have been classified in equity as common stock held in grantor trust. The related retirement obligation payable in common stock is also classified in equity.

The Stock-Based Retirement Plan does not permit diversification into securities other than the Company’s common stock and the obligation to the participants must be settled by the delivery of a fixed number of shares of the Company’s common stock.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

(8)	Benefit Plans (Continued)

Bankshares and the Bank have each entered into separate Director Deferred Fee Agreements with each non-employee director. Interest on the amount deferred is credited at a rate of 10%. Commencing one month after retirement at or after age 72, each director will be entitled to receive the balance in his deferral account in 120 monthly installments. Under these agreements, in the event of a change in control, each director will be entitled to receive, in lump sum payments, the greater of his deferral account balances or $170 under his agreement with the Bank and $77 under his agreement with Bankshares. The total expense incurred by the Company for these agreements was $219, $209, and $209 for the years ended December 31, 2008, 2007, and 2006, respectively. The total liability under these agreements was $1,151 and $950 at December 31, 2008 and 2007, respectively. Subsequent to December 31, 2008, the Director Deferred Agreements have been amended such that interest on deferred fees is credited at a rate of 0%. In addition to this change, the Board has decided not to defer their fees beginning in January 2009.

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, EITF 06-4 would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. The Company’s adoption of EITF 06-4 on January 1, 2008 resulted in an adjustment to the carrying value of liabilities with an offsetting adjustment to the opening balance of retained earnings of $1,048. Net related compensation cost for the year ended December 31, 2008 was $347. In the first quarter of 2009, the Company reversed $1,123 of its EITF 06-4 liability as described in Note 17 of “Notes to Consolidated Financial Statements”.

(9)	Earnings Per Share

The following table presents net income (loss) available to common stockholders and the average number of shares outstanding for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Net income (loss)	$(44,553)	$8,081	$7,640

Shares for basic EPS	6,582	6,536	6,491
Dilutive effect of stock options	—	102	135

Shares for diluted EPS	6,582	6,638	6,626

On May 31, 2006, the Company declared a 3-for-2 stock split in the form of a 50% stock dividend. All references to per share results and weighted average common and common equivalent shares outstanding have been adjusted to reflect the effect of the stock split.

As of December 31, 2008, there were 276 options outstanding that were antidilutive because of the Company’s net loss for the year. There were no antidilutive shares outstanding as of December 31, 2007 or 2006. These options have been omitted from the calculations of the dilutive effect of stock options.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

(10)	Income Taxes

Income tax expense (benefit) consists of the following components for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Current tax expense (benefit):
Federal	$(4,186)	$4,090	$4,145
State	(37)	954	847

Total current tax expense (benefit)	(4,223)	5,044	4,992

Deferred tax expense (benefit):
Federal	2,743	(306)	(562)
State	341	(141)	(102)

Total deferred tax benefit	3,084	(447)	(664)

Total tax expense (benefit)	$(1,139)	$4,597	$4,328

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

(10)	Income Taxes (Continued)

The components of the net deferred tax asset at December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$13,979	$3,402
Deferred compensation	904	726
Unrealized loss on securities available for sale	—	22
Accrued lease liability	156	116
Net operating losses	356	33
Interest on nonaccrual loans	402	26
Goodwill impairment	331	—

Total gross deferred tax assets	16,128	4,325
Less: Valuation allowance on net operating loss carryforwards and goodwill impairment	(13,796)	—

Total deferred tax assets, net of valuation allowances	2,332	4,325

Deferred tax liabilities:
Deferred loan fees	(97)	(69)
Unrealized gain on securities available for sale	(224)	—
Premises and equipment	(634)	(544)
Tax amortization of goodwill	—	(194)
Fair market value adjustments due to acquisition	(123)	(89)
Prepaid expenses	(172)	(93)
Bank-owned life insurance	(1,082)	—
Other	—	(5)

Total gross deferred tax liabilities	(2,332)	(994)

Net deferred tax asset	$—	$3,331

At December 31, 2008, the Company had a net deferred tax asset before any valuation allowance of $13,796, consisting of items noted in the table above. Management does not believe it is more-likely-than-not that the full benefit of our net deferred tax asset will be realized, primarily a result of substantial doubt as to our ability to continue as a going concern as discussed in Note 18 of “Notes to Consolidated Financial Statements”. Accordingly, a valuation allowance of $13,796 has been established against such benefits.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

(10)	Income Taxes (Continued)

Reconciliations of income taxes computed at the statutory federal income tax rate (34%) to the provisions for income tax for the years ended December 31, 2008, 2007, and 2006 are as follows:

	2008	2007	2006
Income taxes at federal tax rate	$(15,535)	$4,311	$4,069
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	201	537	492
Cash surrender value increase of bank-owned life insurance	(122)	(124)	(127)
Surrender of bank-owned life insurance	1,011	—	—
Tax exempt securities	(171)	(68)	(73)
Goodwill impairment losses	1,369	—	—
Federal valuation allowance	12,239	—	—
Other	(131)	(59)	(33)

Total	$(1,139)	$4,597	$4,328

Retained earnings at December 31, 2008 and 2007 includes $5,170 representing pre-1988 tax bad debt reserve base year amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of accumulated tax earnings and profits, or other distributions, dissolution, liquidation or redemption of the Bank’s stock.

The Company’s 2005, 2006, and 2007 federal and state tax returns are subject to examination by federal and state tax authorities.

(11)	Parent Company Financial Information

Condensed financial information of Cooperative Bankshares, Inc., the parent company, at December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007, and 2006 is presented in the following tables:

Condensed Statements of Financial Condition

	2008	2007
Assets:
Cash	$57	$44
Equity investment in subsidiaries	35,377	80,925
Other assets	—	328

	$35,434	$81,297

Liabilities and stockholders’ equity:
Junior subordinated debt	$15,464	$15,464
Other liabilities	396	656
Stockholders’ equity	19,574	65,177

	$35,434	$81,297

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

(11)	Parent Company Financial Information (Continued)

Condensed Statements of Operations

	2008	2007	2006
Dividends from subsidiary	$1,306	$7,322	$1,547
Equity in undistributed net (loss) income of subsidiary	(44,909)	1,702	6,988
Miscellaneous expenses	(950)	(943)	(895)

	$(44,553)	$8,081	$7,640

Condensed Statements of Cash Flows

	2008	2007	2006
Operating activities:
Net (loss) income	$(44,553)	$8,081	$7,640
Equity in undistributed net loss (income) of subsidiary	44,909	(1,702)	(6,988)
Change in other assets	328	(2)	(111)
Change in other liabilities	67	22	46

Net cash provided by operating activities	$751	$6,399	$587

Investing activities:
Investment in Bank	—	(5,500)	(4,470)

Net cash used in investment activities	—	(5,500)	(4,470)

Financing activities:
Proceeds from issuance of common stock, net	172	184	139
Tax benefit of stock options exercised	76	171	76
Cash dividends paid	(986)	(1,307)	(1,082)

Net cash used in financing activities	(738)	(952)	(867)

Increase (decrease) in cash and cash equivalents	13	(53)	(4,750)
Cash and cash equivalents, beginning of year	44	97	4,847

Cash and cash equivalents, end of year	$57	$44	$97

(12)	Fair Value

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. However, in February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for items within the scope of FSP 157-2. The Company adopted SFAS 157 on January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP 157-2. The partial adoption of SFAS 157 did not have a significant impact on the Company’s consolidated financial statements. The adoption of FSP 157-2 is not expected to have a significant impact on the Company’s consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

(12)	Fair Value (Continued)

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

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices. Level 1 securities include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include mortgage-backed securities and bonds issued by government sponsored entities.

As a part of its normal business operations, the Company originates mortgage loans that have been approved by secondary investors. The terms of the loans are set by the secondary investors and are transferred within several weeks of the Company initially funding the loan. Between the initial funding of the loans by the Company and the subsequent purchase by the investor, the Company carries the loans on its balance sheet at cost, which approximates fair value due to the short duration of time between loan funding and subsequent sale. If, at any time, the Company determines that the fair value of any loan held for sale is less than its cost, an adjustment is made to carry such loans at fair value. From time to time, the Company may transfer loans held for investment to loans held for sale. The Company carries these loans at the lower of cost or fair value. The fair value of loans held for sale is based on the price secondary market investors are currently offering for loans with similar characteristics. Therefore, the Company classifies loans available for sale, subject to nonrecurring fair value adjustments, as Level 2.

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

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

(12)	Fair Value (Continued)

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

	Total	Level 1	Level 2	Level 3
Securities available for sale	$30,326	$—	$30,326	$—
Written loan commitments	64	—	—	64

Total assets at fair value	$30,390	$—	$30,326	$64

The table below presents a reconciliation of the beginning and ending balances of Level 3 assets recorded on a recurring basis:

Recurring Level 3 Item	Beginning Balance, December 31, 2007	Gains and Losses Included in Earnings	Gains and Losses Reported Through Change in Net Assets	Purchases, Sales, Issuances, and Settlements, Net	Net Transfer In (Out) of Level 3	Ending Balance, December 31, 2008
Written loan commitments	$—	$64	$—	$—	$—	$64

The table below presents the recorded investment in assets measured at fair value on a nonrecurring basis. Impaired loans reported at fair value are classified as nonaccrual and are measured at cost with a corresponding valuation allowance, such that the net amount is representative of fair value. The balance of impaired loans with no corresponding valuation allowance totals $23,995 at December 31, 2008 and is not included in the table below. Of our recorded investment in Level 2 and Level 3 impaired loans measured at fair value, the Company maintains a corresponding valuation allowance in the amounts of $0 and $13,929, respectively. No liabilities are recorded at fair value on a nonrecurring basis.

	Total	Level 1	Level 2	Level 3
Loans held for sale	$17,015	$—	$17,015	$—
Impaired loans	42,618	—	53	42,565
Other real estate owned	11,104	—	—	11,104

Total assets at fair value	$70,737	$—	$17,068	$53,669

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

(12)	Fair Value of Financial Instruments (Continued)

The following disclosure of the estimated fair value of financial instruments that are not disclosed under SFAS 157 is made in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company using the methods and assumptions described below. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Loans

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of loans does not consider the impact of illiquid markets.

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

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

(12)	Fair Value of Financial Instruments (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2008 and 2007 are as follows:

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$7,901	$7,901	$13,793	$13,793
Securities:
Available for sale	30,326	30,236	40,810	40,810
Held to maturity	3,275	3,336	4,512	4,532
Loans held for sale	17,015	17,015	3,680	3,680
Loans, net	834,934	846,077	811,316	814,455
FHLB stock	8,330	8,330	7,085	7,085
Accrued interest receivable	3,756	3,756	5,003	5,003
Bank-owned life insurance	11,618	11,618	11,260	11,260
Financial liabilities:
Deposits	695,562	700,351	714,892	718,250
Borrowed funds	229,648	233,573	141,901	144,005
Accrued interest payable	563	563	588	588

(13)	Asset Sales

During November 2006, the Company sold an unoccupied branch office for $325. A gain of $276 was deferred because the Company financed the sale of this property. In March 2007, the Company realized a gain of $275 on the sale of this branch office because the principal balance of the loan that financed the sale of this branch was paid in full. There were no significant asset sales in 2008 or 2007.

(14)	Leases

The Company has several noncancelable operating leases, primarily for office space and land, that expire over periods ranging from 2009 to 2027. These leases generally contain renewal options for periods ranging from two to five years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was $915, $806, and $774 during 2008, 2007, and 2006, respectively.

Future minimum lease payments under noncancelable operating leases as of December 31, 2008 are:

Year ending December 31:
2009	$756
2010	705
2011	713
2012	692
2013	661
After 2013	6,209

Total minimum lease payments	$9,736

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

(15)	Goodwill Impairment

In our annual impairment test related to goodwill, we assessed the carrying value of our reporting unit relative to its fair value. In this analysis, we used several methods to determine fair value, including evaluating discounted cash flows and examining market sales for comparable businesses. These methods yielded similar results, and the ultimate fair value was determined based on a combination of these methods. The result of this initial evaluation indicated that the potential for goodwill impairment existed. As a result, the fair value of the reporting unit was allocated to all assets and liabilities to determine the implied fair value of goodwill. Upon completion of this allocation, it was determined that goodwill was impaired and as such, the Company recorded an impairment charge of $5,488, the entire amount of goodwill prior to this evaluation. This impairment charge is included on the Consolidated Statement of Operations in the line item “goodwill impairment losses”. The Company also recorded a related tax benefit of $497 for the year ended December 31, 2008.

Prior to this impairment, the balance of goodwill acquired in the purchase of Bank of Jefferson in 2007 and Lumina Mortgage Company, Inc. in 2002 was $4,026 and $1,462, respectively. The Company had not previously recognized any impairment charges on these goodwill items. For additional information relating to goodwill or other intangible assets, see Note 1 of “Notes to Consolidated Financial Statements”.

(16)	Legal Proceedings

In the normal course of business, the Company is involved in various legal proceedings. After consultation with legal counsel, management believes that any liability resulting from such proceedings will not be material to the financial statements.

(17)	Subsequent Events

The Company, in agreement with the directors and applicable executives, has elected to surrender select bank-owned life insurance policies. In the first quarter of 2009, the Company received $10,072 of funds related to this election. The Company is liable for income taxes and excise taxes on the excess cash surrender value received over the policies basis. These taxes are expected to total $1,011 and were recognized in the year ended December 31, 2008.

Concurrent with this election, the Company will reverse its related EITF 06-4 accrual described in Note 1 of “Notes to Consolidated Financial Statements”. This non-taxable adjustment will result in an increase of income of $1,123 in the first quarter of 2009. As a result, The Company’s net related EITF 06-4 compensation cost is expected to be $0 in 2009.

Due to losses incurred by the Deposit Insurance Fund from failed institutions in 2008 and anticipated future losses, the FDIC adopted, pursuant to a Restoration Plan to replenish the fund, an across the board 7 basis point increase in the assessment range for the first quarter of 2009. The FDIC subsequently adopted further refinements to its risk-based assessment system, effective April 1, 2009, that effectively make the range 7.0 to 77.5 basis points. The Bank anticipates paying higher FDIC assessments given its significantly undercapitalized status and the effect of these changes to the risk-based assessment system. The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. The FDIC is also considering imposing on all insured institutions an emergency special assessment of 20 basis points of assessable deposits as of June 30, 2009 in order to cover losses to the Deposit Insurance Fund and has mentioned the possibility of additional emergency assessments of up to ten basis points per quarter, as deemed necessary.

(18)	Subsequent Regulatory Action and Going Concern Considerations

Regulatory Action

On March 12, 2009, the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Consent Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Commissioner of Banks (the “Commissioner”), whereby the Bank consented to the issuance of an Order to Cease and Desist (the “Order”) promulgated by the FDIC and the Commissioner without admitting or denying the alleged charges.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

(18)	Subsequent Regulatory Action and Going Concern Considerations (Continued)

Regulatory Action (Continued)

The FDIC and the Commissioner determined that they had reason to believe that the Bank had engaged in certain unsafe or unsound banking practices as found in the FDIC’s Report of Examination as of November 10, 2008 (the “Report”) and to the extent continuing as of the date of the Order. In order to resolve this matter expeditiously, the Bank stipulated to and entered into the Consent Agreement. However, the Bank did not concede the findings or admit to any of the assertions contained therein.

The Order requires the Bank to develop a detailed capital restoration plan by March 25, 2009 and to have Tier 1 capital of at least 6% of the Bank’s total assets and total risk based capital of at least 10% of the Bank’s total risk weighted assets within 120 days of the effective date of the Order (the “Effective Date”). Thereafter, the Bank is required to maintain Tier 1 capital and total risk-based capital at no less than those ratios.

The Order provides that the Bank may not accept, renew or rollover any brokered deposit without obtaining a waiver from the FDIC. The Order also restricts the Bank from paying cash dividends to the Company without the prior written consent of the FDIC and the Commissioner.

The Order requires that the Bank eliminate from its books, by charge-off or collection, all assets classified as “loss” and 50% of all assets classified as “doubtful” in the Report and in any future exam reports. The Order also prevents the Bank from extending, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, as “loss” or “doubtful”. Extensions of credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been classified, in whole or in part, “substandard” may only be made upon the determination by a majority of the Board or a designated committee of the Board that failure to extend such credit would be detrimental to the best interests of the Bank.

The Order requires that the Bank have and retain qualified management, including a chief executive officer, senior lending officer and chief operating officer, with the qualifications and experience commensurate with assigned duties and responsibilities of the Bank within 120 days of the Effective Date. The Bank is also required, within 90 days of the Effective Date, to submit a written management plan providing for the analysis and assessment of its management and staffing needs, its Bank committees and the qualifications and performance of the Bank’s senior officers.

Under the terms of the Order, the Bank is required to prepare and submit written plans and/or reports to the FDIC and the Commissioner that address the following items:

•	Returning the Bank to “well capitalized” status;

•	Improving the Bank’s liquidity position and funds management practices;

•	Reducing concentrations of credit;

•	Reducing adversely classified items;

•	Implementing lending and collection practices to provide effective guidance and control over the Bank’s lending functions;

•	Establishing a comprehensive policy for determining the adequacy of the Bank’s allowance for loan and lease losses; and

•	Developing an internal audit program to protect the Bank’s operational and accounting systems.

Under the Order, the Bank’s Board of Directors has agreed to increase its participation in the affairs of the Bank, including assuming full responsibility for the approval of policies and objectives for the supervision of all of the Bank’s activities. The Bank must also establish a Board committee to monitor and coordinate compliance with the Order.

The Order will remain in effect until modified or terminated by the FDIC and the Commissioner.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

(18)	Subsequent Regulatory Action and Going Concern Considerations (Continued)

Regulatory Action (Continued)

In February 2009, the Company was notified by the Federal Reserve Bank of Richmond (the “Reserve Bank”) that the overall condition of the Company and the Bank is less than satisfactory. As a result, prior to the payment of any capital distribution, such as stockholder dividends, or the payment of any debt service, including payments related to any outstanding trust preferred securities, the Company must obtain prior written approval from the Reserve Bank. Additionally, the Company will be required to comply with (i) the provisions of Section 32 of the Federal Deposit Insurance Act and Section 225.71 of the Rules and Regulations of the Board of Governors of the Federal Reserve System with respect to the appointment of any new Company directors or the hiring or change in position of any Company senior executive officer and (ii) the restrictions on making “golden parachute” payments set forth in Section 18(k) of the Federal Deposit Insurance Act.

Effective April 29, 2009, the Company also entered into a written agreement (the “Reserve Bank Agreement”) with the Reserve Bank. The Reserve Bank Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank and requires, among other things, that the Company obtain the Reserve Bank’s approval prior to: (i) paying dividends, (ii) receiving dividends from the Bank, (iii) making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, (iv) incurring or increasing any debt or (v) purchasing or redeeming any shares of Bankshares’ stock. Pursuant to the terms of the Reserve Bank Agreement, the Company is also required, within 60 days of the date of the Reserve Bank Agreement, to submit to the Reserve Bank an acceptable written plan to maintain sufficient capital at the Company on a consolidated basis, and at the Bank, as a separate legal entity on a stand-along basis. In addition, the Reserve Bank Agreement also provides that the Company must notify the Reserve Bank before appointing any new directors or senior executive officers and comply with certain restrictions regarding indemnification and severance payments.

The Company must furnish periodic progress reports to the Reserve Bank regarding its compliance with the Reserve Bank Agreement. The Reserve Bank Agreement will remain in effect until modified or terminated by the Reserve Bank.

Going Concern Consideration

Due to the conditions and events discussed throughout this Annual Report on Form 10-K, we believe substantial doubt exists as to our ability to continue as a going concern. Management is taking various steps designed to improve the Bank’s capital position. The Bank has developed a written alternative capital plan designed to solicit capital investments and, if necessary, reduce the Bank’s asset size and expenses. Such plan is dependent upon a capital infusion to meet the capital requirements of the Order. The Company continues to work with its advisors in an attempt to improve capital ratios through asset sales or a capital raise. As of the date of the filing of this Annual Report on Form 10-K, the Company has not entered into a definitive agreement regarding the raising of additional capital or a potential sale of the Company and no assurances can be made that the Company will ultimately enter into such an agreement.

The Order requires us to increase our capital ratios so that the Bank has a minimum Tier 1 Core Capital ratio of 6% and a minimum Total Risk-Based Capital ratio of 10% within 120 days of the date of the Order. If we do not obtain additional capital, we do not expect to meet the ratios set forth in the Order. Failure to meet the minimum ratios set forth in the Order could result in our regulators taking additional enforcement actions regarding the Bank. In addition, even if we are successful in meeting the capital ratios mandated in the Order, we may need to raise additional capital in the future. Additionally, because of the Company’s cumulative losses and its liquidity and capital positions, the FDIC and the Commissioner may take additional significant regulatory action against the Bank that could, among other things, materially adversely impact the Company’s stockholders.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

(18)	Subsequent Regulatory Action and Going Concern Considerations (Continued)

Going Concern Consideration (Continued)

Through March 31, 2009, the Bank has sold $17.0 million of loans classified as held for sale at December 31, 2008 at a slight gain and surrendered select bank-owned life insurance policies totaling $10.1 million. In addition, the Bank has experienced a reduction of loans held for investment of approximately $15.1 million during the first quarter of 2009 primarily as a result of payoffs. As of the date of the filing of this Annual Report, the Company is engaged in preliminary negotiations with various third parties regarding the raising of additional capital, but has not entered into any definitive agreements as a result of such negotiations.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of any extraordinary regulatory action, which would affect our ability to continue as a going concern.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s report on internal control over financial reporting appears on page 56 of this annual report and is incorporated herein by reference. The Company’s registered public accounting firm that audited the consolidated financial statements included in this Annual Report has issued an attestation report on the effectiveness of the Company’s internal controls over financial reporting.

In connection with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during our fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company is taking steps to remediate the material weaknesses, including designing and implementing additional control procedures, and implementing additional review processes over these controls. Except for these ongoing remediation efforts, there were no changes in our internal control over financial reporting that occurred subsequent to the period covered by management’s report on internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On February 13, 2009, the Company filed a Current Report on Form 8-K disclosing the contents of certain regulatory notifications the Company and the Bank had received from the Federal Deposit Insurance Corporation and the Federal Reserve Bank of Richmond. The Form 8-K, which was filed under “Item 8.01—Other Events,” also disclosed that the Bank had been verbally informed by the Federal Home Loan Bank of Atlanta (the “FHLB”) that the FHLB had reduced the Bank’s FHLB line of credit from $181.3 million to $168.1 million, which was the amount currently outstanding as of February 13, 2009. Such disclosure should have also been filed under “Item 1.01—Entry Into a Material Definitive Agreement” in the Form 8-K, as the FHLB’s verbal notification constituted a material amendment of the Advances and Security Agreement, dated November 23, 2004, between the Bank and the FHLB and the Joinder Agreement related thereto, copies of which are included as Exhibit 10.11 to this Annual Report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers And Corporate Governance

Board of Directors

The Board of Directors of Cooperative Bankshares, Inc. (“Bankshares”) and Cooperative Bank (the “Bank”) is currently composed of six members. Pursuant to the Bankshares’ Articles of Incorporation, the Board of Directors is divided into three classes which shall be as nearly equal in number as possible. The terms of only one class of directors expires at each annual meeting. Bankshares’ Articles of Incorporation generally provide that directors are to be elected for terms of three years and until their successors are elected and qualified.

Under the listing standards of the Nasdaq Global Market, each of Bankshares’ directors is considered “independent” with the exception of Mr. Willetts, who served as the Company’s President and Chief Executive Officer until February 2009. In determining the independence of its directors, the Company’s Board of Directors considers certain transactions, relationships and arrangements between Bankshares and the Bank, including loans that the Bank directly or indirectly makes to Directors. Such loans are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank, and do not involve more than the normal risk of collectibility or present other unfavorable features. The Board also considers legal services provided to the Bank by the law firm of which Director Wright is senior partner, services provided to the Bank by the ironworks company of which Director King is President and a stockholder, and vehicles purchased from the automobile dealership of which Director Rippy is Vice President.

Information regarding the Company’s directors is provided below. Unless otherwise stated, each individual has held his current occupation for the last five years. The age indicated in each biography is as of December 31, 2008. There are no family relationships among the directors or executive officers. The indicated period for service as a director includes service as a director of Bankshares.

Frederick Willetts, III is the Chairman of Bankshares’ and the Bank’s Board of Directors and is the former President and Chief Executive Officer of the Company. Mr. Willetts served as President and Chief Executive Officer of the Company from June 1, 1991 until his retirement on February 3, 2009. He was named Chairman of the Board during 1998. Mr. Willetts is past Chairman of the North Carolina Bankers Association and served on the Board of Directors of America’s Community Bankers. He is a past member of the North Carolina Banking Commission and has served on the Thrift Institutions Advisory Council to the Federal Reserve Board, as President of the Southeastern Conference of the U.S. Savings and Loan League, the Greater Wilmington Chamber of Commerce, the Foundation of the Episcopal Diocese of East Carolina, Vice Chairman of the Foundation of the University of North Carolina at Wilmington and as President of Wilmington Industrial Development (Committee of 100). Mr. Willetts was the recipient of the New Hanover Distinguished Service Award in 1987, the “Five Outstanding Young North Carolinians” Award in 1988, the Glen Troop Award for outstanding public service to the thrift industry in 1990 and the Wilmington Good Citizenship Award in 1994. He is past Director of the Federal Home Loan Bank of Atlanta. Age 59. Director since 1976.

F. Peter Fensel, Jr. is President of F. P. Fensel Supply Company in Wilmington, North Carolina. He served as President of the North Carolina Azalea Festival, the Cape Fear Sertoma Club, Wilmington Industrial Development and the Brigade Boys Club. He was Vice President of the Greater Wilmington Chamber of Commerce and served as a board member of Plantation Village, Cape Fear Area United Way, First Citizens Bank (Wilmington, NC) Local Advisory Board, Historic Wilmington Foundation, Foundation of the University of North Carolina at Wilmington and the Bellamy Mansion. He is past Chairman of the Board of the Louise Wells Cameron Art Museum. He previously served on the National Advisory Council for Bando America Corporation and Parker Hannifin Corporation. Age 59. Director since 1990.

H. Thompson King, III was named President of Hanover Iron Works, Inc. in 1982. He joined the firm in 1973, representing a fourth generation succession of the founders of the company. He holds an undergraduate degree in Economics from North Carolina State University and a Masters Business Administration degree from the University of North Carolina at Chapel Hill. Hanover Iron Works, Inc. specializes in metal fabrication and roofing. Mr. King is a native of Wilmington, North Carolina. He has served as President of Carolina Roofing and Sheet Metal Contractors Association, the New Hanover County Airport Authority and was Vice President of the Greater Wilmington Chamber of Commerce. He currently serves as a trustee on the Self Insurers Fund of the Carolina Roofing and Sheet Metal Contractors Association. Age 66. Director since 1990.

R. Allen Rippy is Vice President of Rippy Cadillac Oldsmobile, Inc., managing partner of Autopark Associates, co-dealer for Cadillac of Wilmington, retailer for Hummer of Wilmington, Saab of Wilmington and Saturn of Wilmington. He is currently serving on the University of North Carolina at Wilmington Board of Trustees. He is a past member of the YMCA Board of Directors, North Carolina Automobile Dealer Association Board of Directors and is an Elder at First Presbyterian Church. Age 57. Director since 1997.

James D. Hundley, M.D. retired from the Wilmington Orthopaedic Group on December 31, 2007 after thirty-two years of service, eleven years of which he was president. He is currently a Founder and the CEO of OrthopaedicList.com and a consultant to the Treadwell Corporation which is developing a wellness device. He is immediate past president and chairman of the board of Wilmington Industrial Development, Inc., past president of the North Carolina Orthopaedic Association, the UNC Medical Alumni Association, the New Hanover-Pender Medical Society, the Cape Fear Academy Board of Trustees, and the Wilmington Rotary Club; past Chief of Staff of New Hanover Regional Medical Center; past chairman of the Orthopaedic Department, US Air Force, Carswell AFB; past chairman of the New Hanover Public Library Advisory Board; and was Athletic Team Physician for the University of North Carolina at Wilmington for over twenty years. He staffed and directed the Rotary/Orthopaedic Crippled Children’s Clinic for over twenty years. He is a member of the American Orthopaedic Association, the American Academy of Orthopaedic Surgeons, and a number of other medical associations. He is a member of the National Board for Certification of Orthopaedic Physician Assistants, a director of the Cape Fear Memorial Foundation, a founding director of the N.C. Osteoporosis Foundation, a Clinical Assistant Professor in the Department of Orthopaedics at UNC Hospitals in Chapel Hill, an adjunct professor at UNC-Wilmington, and a member of a North Carolina Medical Society committee developing the NC Physician Institute for Quality Enhancement. He has received a Distinguished Service Award from the UNC School of Medicine, the North Carolina Orthopaedic Association Honored Surgeon Award, the William Brooks Distinguished Service Award (UNCW Athletic Department), a Lifetime Achievement Award from the Wilmington Star News, and has been inducted into the Order of the Long Leaf Pine by the State of North Carolina. Hundley was listed in each cycle of BEST DOCTORS IN AMERICA, SOUTHEAST REGION, 1996-2008. Age 66. Director since 1990.

O. Richard Wright, Jr. is the senior partner in the law firm of McGougan, Wright, Worley, Harper and Bullard, established in Tabor City, North Carolina in 1932, and has been associated with the firm since 1971. Other offices are in Whiteville, North Carolina and Little River, South Carolina. Mr. Wright is the owner of Flat Bay Farms and is co-owner of residential and commercial rental property firms known as FBIC. Mr. Wright served in the North Carolina House of Representatives for seven terms during the years 1974 to 1988. He serves on the Board of Directors of a number of civic and community organizations including the Tabor City Committee of 100, the Southeastern Community College Foundation, the Lewis A. Sikes Foundation, the Olive Battle Wright Scholarship Foundation, the Columbus County Committee of 100, and the Cape Fear Council Boy Scouts of America. Mr. Wright has served as President of the Law Alumni Association of the University of North Carolina at Chapel Hill, as President of the Tabor City Civitan Club, as President of the Southeastern Genealogical Society and as President of the Southeastern Community College Foundation. In January 2000, he was named Outstanding Citizen of the Year by the Greater Tabor City Chamber of Commerce. In March 2001, he was granted the Silver Beaver Award by the Cape Fear Council, Boy Scouts of America. Age 64. Director since 1992.

Executive Officers

The information regarding the Company’s executive officers required by this Item 10 is incorporated herein by reference to Part I, Item 1, “Business—Executive Officers” in this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to regulations promulgated under the 1934 Act, Bankshares’ officers, directors and persons who own more than ten percent of the Bankshares’ outstanding common stock (collectively, the “Reporting Persons”) are required to file reports detailing their ownership and changes of ownership in such common stock, and to furnish Bankshares with copies of all such reports. Based solely on its review of the copies of such reports or written representations that no such reports were necessary that Bankshares received during or with respect to the fiscal year ended December 31, 2008, Bankshares and all of its Reporting Persons have complied with the reporting requirements.

Corporate Governance

Bankshares periodically reviews its corporate governance policies and procedures to ensure that the Company meets the highest standards of ethical conduct, reports results with accuracy and transparency and maintains full compliance with the laws, rules and regulations that govern its operations. As part of this periodic corporate governance review, the Board of Directors reviews and adopts best corporate governance policies and practices for the Company.

Code of Ethics

The Company has adopted a Code of Ethics that is designed to promote the highest standards of ethical conduct by its directors, executive officers and employees. The Code of Ethics requires that the Company directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. Under the terms of the Code of Ethics, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics. A copy of the Code of Ethics can be found in the Investor Relations section of the Company’s website at www.coop-bank.com.

As a mechanism to encourage compliance with the Code of Ethics, the Company has established whistleblower procedures to receive, retain and treat complaints regarding accounting, internal accounting controls and auditing matters. These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner. Whistleblower procedures also prohibit the Company from retaliating against any director, executive officer or employee who reports actual or apparent violations of the Code of Ethics.

Audit Committee

The Company’s Audit Committee meets periodically with the independent auditors and management to review accounting, auditing, internal control structure and financial reporting matters. The Audit Committee examines and approves the audit report prepared by the independent auditors, discusses and recommends the independent auditors to be engaged and reviews internal accounting controls. All of the members of the Audit Committee are “independent” as defined under the listing standards of the Nasdaq Global Market. The Board of Directors has also determined that Directors Fensel, King and Rippy qualify as Audit Committee members with financial sophistication as defined under the listing standards of the Nasdaq Global Market. The Board of Directors has determined that the Audit Committee does not have a member who is an “audit committee financial expert” as such term is defined by the rules and regulations of the Securities and Exchange Commission. While the Board recognizes that no individual Board member meets the qualifications required of an “audit committee financial expert,” the Board believes that the appointment of a new director to the Board of Directors and to the Audit Committee at this time is not necessary as the level of financial knowledge and experience of the current members of the Audit Committee, including the ability to read and understand fundamental financial statements, is cumulatively sufficient to discharge adequately the Audit Committee’s responsibilities. The Board of Directors has adopted a Charter for its Audit Committee which governs its composition and responsibilities. The Audit Committee Charter can be found in the Investor Relations section of the Company’s website at www.coop-bank.com.

Item 11.	Executive Compensation

Summary Compensation Table

The following information is furnished for the principal executive officer and other named executive officers of the Company whose total compensation for the year ended December 31, 2008 exceeded $100,000.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compen- sation		Total
		($)	($)	($)	($)	($)	($)	($)		($)
Todd L. Sammons, CPA Chief Financial Officer and Interim President and Chief Executive Officer	2008 2007 2006	$190,000 162,833 146,025	— — —	— — —	— — —	$ — 33,245 30,267	$31,000 7,000 12,000	$6,384 5,451 7,365	(2)	$227,384 208,529 195,657

Frederick Willetts, III (1) President and Chief Executive Officer	2008 2007 2006	396,000 325,000 295,000	— — —	— — —	— — —	— 90,038 84,074	$86,000 50,000 54,000	191,737 104,203 102,315	(2)	673,737 569,241 535,389

O. C. Burrell, Jr. Senior Executive Vice President and Chief Operating Officer	2008 2007 2006	225,000 200,000 191,750	— — —	— — —	— — —	— 45,334 44,712	35,000 16,000 24,000	130,660 69,504 72,861	(2)	390,661 330,838 333,323

Dickson B. Bridger Executive Vice President Mortgage Lending	2008 2007 2006	190,000 162,833 146,025	— — —	— — —	— — —	— 33,245 30,267	38,000 8,000 15,000	6,013 5,712 4,298	(2)	234,013 209,790 195,590

Craig L. Unwin Senior Vice President and Chief Credit Officer	2008 2007 2006	144,000 136,500 130,000	— — —	— — —	— — —	— — —	— — —	— — —		144,000 136,500 130,000

(1)	Mr. Willetts retired as President and Chief Executive Officer effective February 3, 2009.
(2)	For Mr. Willetts, consists of expenses associated with an indexed retirement agreement ($180,271), and a split dollar life insurance agreement ($4,636). For Mr. Burrell, consists of expenses associated with an indexed retirement agreement ($119,975) and a split dollar life insurance agreement ($3,489). In addition, includes the total perquisites for the named executive officers: Mr. Sammons—$6,384, Mr. Willetts—$6,830, Mr. Burrell—$7,197 and Mr. Bridger—$6,013.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised options and stock awards that have not vested for each of the named executive officers at December 31, 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
			(#)	($)		(#)	($)
Todd L. Sammons	11,250 4,500 6,750 4,500	—	—	$4.822 11.867 12.000 13.773	01/01/2012 02/02/2014 12/29/2014 12/14/2015	—	—

Frederick Willetts, III	15,750 10,500	—	—	12.000 13.773	12/29/2014 12/14/2015	—	—

O. C. Burrell, Jr.	8,325 5,550	—	—	12.000 13.773	12/29/2014 12/14/2015	—	—

Dickson B. Bridger	10,250 4,500 6,750 4,500	—	—	4.822 11.867 12.000 13.773	01/01/2012 02/02/2014 12/29/2014 12/14/2015	—	—

Craig L. Unwin	1,000	—	—	9.91	4/25/2018	4,000	—

Pension Benefits

The following table provides information with respect to the present value and accumulated benefits for named executive officers under the Pentegra Defined Benefit Plan for Financial Institutions.

	Number of Years Credited Service as of 1/1/2009	12/31/2007	12/31/2008
Name		Present Value of Accumulated Benefit	Present Value of Accumulated Benefit (1)	Payments During Last Fiscal Year
	(#)	($)	($)	($)
Todd L. Sammons	21.250	$87,000	$118,000	—
Frederick Willetts, III	34.833	688,000	774,000	—
O. C. Burrell, Jr.	14.167	232,000	267,000	—
Dickson B. Bridger	23.333	112,000	150,000	—

(1)	The Pentegra Defined Benefit Plan for Financial Institutions, as adopted by Cooperative Bank, is an IRS qualified defined benefit plan which covers all employees of the Bank who have reached the age of 21 and have 12 months of service. The plan provides a benefit of 1.25% of the lesser of the covered compensation or a participant’s highest five-year average earnings multiplied by the participant’s years of benefit service plus 1.75% of the amount that the participant’s highest five-year average earnings exceeded the covered compensation level, if any, multiplied by the participant’s years of benefit service. Benefit accruals froze on July 1, 2006. Earnings are defined as base salary as of January 1 or, if later, the participant’s date of employment. Annual benefits provided under the plan are also subject to IRS limits, which vary by age and benefit payment type. The present value is calculated by multiplying the benefits accrued before October 1, 2000 by a present value factor based on an assumed age 65 retirement date, the 1994 GAM mortality table projected five years, valuing 50% of the benefits at 5.0% and 50% of the benefit at 7.75%, and discounting to the current age at 7.75%. Benefits accrued after October 1, 2000 are multiplied by the same present value factor and discounted to the current age at 7.75%, but are valued at 7.75%. The difference between the present value of the December 31, 2008 accrued benefit and the present value of the December 31, 2007 accrued benefit is the “total increase in present value of accrued benefits” for the plan.

Non-Qualified Deferred Compensation

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY (1)	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
	($)	($)	($)	($)	($)
Todd L. Sammons	—	—	—	—	—
Frederick Willetts, III	—	$180,271	—	—	$445,010
O. C. Burrell, Jr.	—	119,975	—	—	460,571
Dickson B. Bridger	—	—	—	—	—

(1)	Represents 2008 employer contributions to the named executive officers’ indexed retirement agreement. This amount is included in the Summary Compensation Table under “All Other Compensation.”

Employment and Change in Control Agreements

Employment Agreement. Bankshares and Cooperative Bank maintained an employment agreement with Frederick Willetts, III prior to his retirement in February 2009. Mr. Willetts is the only named executive officer with whom Bankshares or the Bank had an employment agreement. Under the terms of his employment agreement, Mr. Willetts served as President and Chief Executive Officer of Bankshares and Cooperative Bank.

Upon his retirement, Mr. Willetts’ employment agreement terminated except to the extent that certain benefits may still be payable in the event of a change in control (as defined below) of Bankshares or the Bank. The details of the change in control benefits are discussed below under “Disclosure Regarding Termination and Change in Control Provisions.”

Change in Control Agreements. Cooperative Bank has entered into change in control agreements with each of O. C. Burrell, Jr., Senior Executive Vice President and Chief Operating Officer; Todd L. Sammons, Chief Financial Officer and Interim President and Chief Executive Officer; Dickson B. Bridger, Executive Vice President of Mortgage Lending and Craig L. Unwin, Senior Vice President and Chief Credit Officer. The provisions of these agreements, and the similar provision in Mr. Willetts’ employment agreement, may have the effect of discouraging a future takeover attempt in which stockholders of Bankshares otherwise might receive a premium for their shares over then-current market prices. Each agreement is extended on a daily basis unless written notice of non-renewal is given by the Board of Directors. The agreements provide that if involuntary termination or, under certain circumstances, voluntary termination, follows a change in control of Bankshares or the Bank, the executive officer is entitled to receive a severance payment equal to 2.99 times his average annual compensation for the five most recent taxable years preceding termination. The executive officer would also be entitled to receive a continuation of his life, health, dental and disability coverage for 36 months following termination. See “Disclosure Regarding Termination and Change in Control Provisions” for more detailed discussion of the compensation that Messrs. Burrell, Sammons, Bridger and Unwin would receive in connection with a change in control.

Supplemental Executive Retirement Agreement, Executive Indexed Retirement Agreements and Split Dollar Life Insurance Policies

Cooperative Bank maintained an amended and restated Supplemental Executive Retirement Agreement with Mr. Willetts (the “SERP”) prior to his retirement and an Executive Indexed Retirement Agreement with Mr. Burrell. The purpose of these agreements is to provide the executives with supplemental retirement benefits that are consistent with the benefits provided to similarly situated executives in the Bank’s peer group.

The SERP provided Mr. Willetts with an annual retirement benefit equal to 75% of the highest base salary he received over the 60-month period preceding his termination of employment, minus amounts payable under the Bank’s tax-qualified plans and adjusted for social security payments. Mr. Willetts’ SERP benefit is payable over a 288 month period following his separation of service on or after attaining age 65. Upon his retirement in February 2009, Mr. Willetts became eligible to receive a reduced early retirement benefit. See “Disclosure Regarding Termination and Change in Control Provisions” for a more detailed discussion of Mr. Willetts’ SERP benefits.

The Executive Indexed Retirement Agreement provides Mr. Burrell with a monthly Primary Retirement Account benefit payable in equal installments over a 288 month period. The monthly Primary Retirement Account benefit is determined by taking Mr. Burrell’s Retirement Account balance as of the end of the last plan year prior to his termination of employment and dividing the account balance by 288. The balance in Mr. Burrell’s Retirement Account is determined by taking the difference between the after tax earnings on specified adjustable life insurance contracts and the premium expense on the life insurance contracts and the Bank’s cost of funds expense on the premiums paid on the life insurance contracts. The Bank is the sole owner of the life insurance policies. See “Disclosure Regarding Termination and Change in Control Provisions” for a more detailed discussion of Mr. Burrell’s Executive Indexed Retirement Agreement benefits. Effective March 1, 2009, Mr. Burrell’s benefit under the Executive Indexed Retirement Agreement was frozen at the February 28, 2009 level.

During 2008, the Company also maintained split dollar life insurance agreements with Mr. Burrell and Mr. Willetts which provide the executives’ beneficiaries with a death benefit. In addition, the Company maintained supplemental life insurance policies on Mr. Sammons and Mr. Bridger. These agreements were terminated in March 2009.

Disclosure Regarding Termination and Change in Control Provisions

Employment Agreement. Mr. Willetts’ employment agreement terminated upon his retirement in February 2009. As of December 31, 2008, the employment agreement provided for termination of the agreement upon Mr. Willetts’ death or disability and permitted Bankshares or the Bank to terminate the agreement for “just cause” (as defined in the agreement). In the event of termination for just cause, no severance benefits are available. If Bankshares or the Bank terminates Mr. Willetts without just cause, Mr. Willetts was entitled to receive a payment equal to (a) the amount of base salary (at the rate in effect on his termination date) he would have been paid through the expiration date of the employment agreement, including any renewal period, and (b) continuation of his and his spouse’s group health, dental, life and disability insurance programs from the date of termination through the remaining term of the employment agreement. If Mr. Willetts’ employment agreement was terminated on December 31, 2008 without just cause, we estimate the value of payments and benefits described in clauses (a) and (b) above that he would have been eligible to receive as follows: (a) $1,980,000 (representing five years of his employment agreement multiplied by $396,000) and (b) $65,814 (which we estimated at $1,096 per month for the five year period of this employment agreement). Mr. Willetts was also able to voluntarily terminate his employment agreement by providing 90 days’ written notice to the Boards of Directors of the Bank and Bankshares, in which case Mr. Willetts is entitled to receive only his (c) compensation, (d) vested rights and (e) benefits up to the date of termination. If Mr. Willetts terminated his employment agreement on December 31, 2008, we estimate the value of payments and benefits described in clauses (c), (d) and (e) above that he would have been eligible to receive as follows: (c) $99,000 (representing 90 days salary), (d) $1,219,010 (representing the $774,000 present value of his accumulated benefit under the Bank’s pension plan, plus the balance of Mr. Willetts’ Executive Indexed Retirement Agreement) and (e) $3,290 (representing 90 days benefits).

The employment agreement provided that, following his retirement, Mr. Willetts is eligible to receive a benefit in the event of (i) Mr. Willetts’ involuntary termination of employment other than for “just cause” during the period beginning six months before a “Change in Control” and ending on the latter of the second anniversary of the change in control or the expiration date of the employment agreement (the “Protected Period”), (ii) Mr. Willetts’ voluntary termination within 90 days of the occurrence of certain specified events occurring during the Protected Period which had not been consented to by Mr. Willetts, or (iii) Mr. Willetts’ voluntary termination of employment for any reason within the one-year period beginning on the date of the change in control, Mr. Willetts will be paid, within 10 days of such termination, the greater of (A) the severance benefits to which he would be entitled if he were terminated without “just cause or for good reason” (or) (B) (1) a payment equal to three times the sum of his base salary plus the highest cash bonus paid to him during the five year period preceding his termination date, and (2) the continuation, for 36 months, of his coverage under the Bank’s health, dental, life and disability programs. “Change in Control” means any one of the following events: (a) the acquisition by any person (or persons acting as a group) of ownership, holding or power to vote more than 25% of the voting stock of Bankshares or the Bank, (b) the acquisition by any person (or persons acting as a group) of the ability to control the election of a majority of Bankshares’ or the Bank’s directors, (c) the acquisition of a controlling influence over the management or policies of Bankshares or of the Bank, (d) Bankshares or the Bank merges into or consolidates with another corporation, or merges another corporation into the Company or the Bank and as a result less than a majority of the combined voting power of the resulting corporation immediately after the merger or consolidation is held by persons who were stockholders of Bankshares or the Bank immediately before the merger or consolidation, or (e) during any period of two consecutive years, individuals (the “Continuing Directors”) who at the beginning of such period constitute the Board of Directors of Bankshares or of the Bank (the “Existing Board”) cease for any reason to constitute at least two-thirds thereof, provided that any individual whose election or nomination for election as a member of the Existing Board was approved by a vote of at least two-thirds of the Continuing Directors then in office shall be considered a Continuing Director. If Mr. Willetts’ employment agreement was terminated on December 31, 2008 without cause during a Protected Period, or Mr. Willetts voluntarily terminated his employment within 90 days of the occurrence of certain specified events occurring during the Protected Period which had not been consented to by Mr. Willetts, or Mr. Willetts voluntarily terminated his employment for any reason within the one-year period beginning on the date of the change in control, we estimate that the payments described under clause (A) above would result in the greater severance benefit, assuming severance of $2,045,814, including $1,980,000 in base salary (representing five years of continued base salary at $396,000 per year) and $65,814 in continued benefits

(representing the estimated cost of continued benefits for five years at the rate of $1,096 per month); versus severance of $1,531,088 under clause (B) (representing the sum of three times Mr. Willetts’ base salary of $396,000, or $1,491,600, three times his 2004 bonus of $101,200, or $303,600, and 36 months of continued benefits at the rate of $1,096 per month, or $39,488).

In the event that any payments or benefits provided to Mr. Willetts under his employment agreement are subject to the excise tax on “excess parachute payments” under Section 4999 of the Internal Revenue Code, the employment agreement provides Mr. Willetts with indemnification for these excise taxes and any additional income, employment and excise taxes imposed as a result of the initial indemnification. We estimate that, if Mr. Willetts’ employment agreement was terminated on December 31, 2008 in connection with a change in control, and he received change in control-related payments of $2,045,814, as set forth above, he would be entitled to receive a tax indemnification or “gross-up” payment of $763,163 under the terms of the employment agreement.

Change in Control Agreements. Each change in control agreement provides that in the event of the executive officer’s involuntary termination of employment with the Bank, in connection with, or within one year after, any change in control of the Bank, the employee shall be paid an amount equal to his “base amount” as defined in Section 280G(b)(3) of the Internal Revenue Code. “Control” is defined in the same way as under Mr. Willetts’ employment agreement. Under each change in control agreement, upon the occurrence of a change in control, the Bank would also continue to pay for the executive’s life, health, dental and disability coverage for 36 months following termination. We estimate that, assuming the termination of employment or other triggering events under the foregoing circumstances at December 31, 2008, and also assuming that the executive would not receive any other excess parachute payments (as defined in Section 280G of the Internal Revenue Code), Messrs. Burrell, Sammons, Bridger and Unwin would be eligible to receive approximately $753,422, $581,804 and $560,978, and $448,358 respectively.

Supplemental Executive Retirement and Executive Indexed Retirement Agreements.

On January 4, 2008, the Bank entered into an amended and restated supplemental executive retirement agreement with Mr. Willetts. The amended agreement, effective as of January 1, 2008, amended and restated Mr. Willetts’ prior supplemental executive retirement agreement with the Bank to ensure that the benefits are consistent with the projections considered by the parties when the supplemental executive retirement agreement was originally entered into, and to ensure consistency with the benefits of similarly situated executives employed by institutions in the Bank’s peer group.

The amended agreement provided Mr. Willetts with an annual retirement benefit for 288 months following separation from service (other than for cause) on or after attaining age 65. This retirement benefit was 75% of the following calculation: the highest rate of annual base salary received by Mr. Willetts during the 60-month period preceding termination of employment, minus:

A) one-half of the annual amount payable (before any earnings reduction) to him as a primary Social Security retirement benefit at age 65;

B) the annual benefit payable to him as a single life annuity under any tax-qualified defined benefit pension plan of the Bank in which he was a participant during his period employment with the Bank; and

C) the annual benefit that would be payable to him under any tax-qualified defined contribution plan of the Bank if he received the balance to his account under such plan(s) in the form of an actuarially equivalent single-life annuity (subject to certain limitations).

If Mr. Willetts separated from service prior to age 65 for reasons other than death, disability or following a change in control, he would receive an early retirement benefit based on the extent to which the annual retirement benefit described above should be accrued by the Bank under generally accepted accounting principles as of the date of termination. Mr. Willetts became eligible to receive this benefit as a result of his retirement. If Mr. Willetts separates from service due to death or disability or following a change in control of the Company, he or his beneficiary will receive the normal retirement benefit, regardless of his age at the time of separation from service or death. In the event of a change in control of Bankshares, Mr. Willetts will receive his benefit in the form of a lump sum payment. The agreement provides that benefit payments will not commence until six months following Mr. Willetts’ separation from service, to the extent required under Section 409A of the Internal Revenue Code of 1986, as amended.

Mr. Burrell’s Executive Indexed Retirement Agreement provided that within 60 days following the end of the plan year following his termination of employment and continuing until his death, the Bank shall pay a “Secondary Normal Retirement Benefit” in an amount based upon the return on the increase in the cash surrender value of certain insurance policies used to fund these agreements. In addition, the Bank would pay to him a “Primary Normal Retirement” beginning the month following his termination of employment. The “Primary Normal Retirement Benefit” as determined by taking his Retirement Account as of the end of the last plan year prior to termination and paying it out over 288 months in equal payments without interest.

Director Compensation

Non-employee members of the Board of Directors receive $1,200 per month and $600 per month for their services on the Bank’s Board of Directors and Bankshares’ Board of Directors, respectively. In addition, non-employee members of the Board of Directors receive the following compensation for each committee meeting attended as follows: Committee Chairmen receive $700 per meeting and committee members each receive $500 per committee meeting. During the year ended December 31, 2008, there were no stock options granted to any non-employee director.

The following table provides compensation received by individuals who served as non-employee directors of the Company during the 2008 fiscal year. This table excludes perquisites which did not exceed $10,000 in the aggregate for each director.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings(1)	All Other Compensation(2)	Total
	($)	($)	($)	($)	($)	($)	($)
F. Peter Fensel, Jr.	38,300	—	—	—	19,249	1,268	58,817
James D. Hundley	34,100	—	—	—	22,313	1,335	57,748
H. Thompson King, III	37,200	—	—	—	21,295	2,418	60,913
R. Allen Rippy	35,500	—	—	—	18,941	1,343	55,784
O. Richard Wright, Jr.	34,000	—	—	—	20,503	1,677	56,180

(1)	Reflects total of interest credited to Director Deferred Fee Plan and Liability Accrual for Director Retirement Plan.
(2)	All other compensation is as a result of the Imputed Income for the Split Dollar Life Insurance Plan.

Options Exercised by Directors. The following table provides information concerning stock option exercises for each named director during 2008.

	Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)
	(#)	($)
James D. Hundley	1,018	7,801.95
H. Thompson King, III	4.000	21,376.00
O. Richard Wright, Jr.	4,000	11,636.00

(1)	The following stock options were exercised in 2008: Dr. Hundley: January 15, 2008, 1,018 shares granted July 15, 1999, option price $4.916. Mr. King: April 9, 2008, 4,000 shares granted July 15, 1999, option price $4.916. Mr. Wright: (i) May 19, 2008, 2,000 shares granted July 15, 1999, option price $4.916 and (ii) July 16, 2008, 2,000 shares granted July 15, 1999, option price $4.916.

Stock Based Retirement Plan. On April 25, 2008, the Bankshares’ stockholders approved the Cooperative Bankshares, Inc. Stock-Based Retirement Plan for Directors (the “Director Stock Plan” or the “Plan”). The Director Stock Plan allowed directors who previously maintained a director retirement agreement with the Bank to make a one-time irrevocable election to substitute their benefit under their director retirement agreement with a benefit under the Director Stock Plan. Directors who elected to substitute their benefits were permitted to transfer the value of their accrued benefit under their director retirement agreement to a trust established for the Director Stock Plan. The Plan trustee then purchased shares of the Company’s common stock (“Common Stock”) on the open market with the transferred funds. Each director participating in the new Director Stock Plan was credited with an initial number of Stock Units (each unit representing one share of Common Stock) based on the director’s proportionate share of the total funds transferred to the Plan trust. All Stock Units under the Plan were credited with dividends (if any) and all dividends were deemed to be reinvested in Common Stock. The maximum number of authorized shares that may be issued under the Director Stock Plan is 100,000 shares, subject to adjustment in the event of certain changes in the Company’s capital structure. As of December 31, 2008, 23,431.75 shares were held in the Director Stock Plan’s trust.

Director Deferred Fee Agreements. Each Director of the Company entered into Director Deferred Fee Agreements (other than Director Willetts). Pursuant to the terms of the Deferred Fee Agreements, each director may elect to defer up to 100% of the fees he would otherwise be entitled to receive for serving as director. The directors are entitled to change the election amount annually. Interest on the amount deferred was credited at a rate of 10% through December 31, 2008. The Board of Directors voted to terminate paying interest on deferred fees effective January 1, 2009. Under the Director Deferred Fee Agreements, the director will be entitled to receive the balance in his deferral account in 120 monthly installments commencing one month after the latter of 72 years of age or termination of service. In the event of termination of service prior to reaching age 72 for reasons other than death or a change in control, the director will be entitled to receive the balance in his deferral account in a lump sum payment. In the event of a change in control, pursuant to the terms of the Director Deferred Fee Agreements with Bankshares, a director will be entitled to receive a lump sum payment in the amount of the greater of such director’s deferral account or $77,158. The Deferred Fee Agreements between the directors and the Bank provide for a lump sum payment upon a change in control in the amount of the greater of the director’s deferral account and $169,748. In the event of the death of a director, whether before or after termination of service but before payments have commenced, the director’s beneficiary will be entitled to receive, in a lump sum, the director’s deferral account balance. In the event of the death of the director after payments have commenced, such beneficiary will be entitled to receive the remaining payments due to him at the same time and in the same amounts as the director was receiving at the time of death. Effective January 1, 2009 all Directors discontinued participation in the Director Deferred Fee Agreement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership of Certain Beneficial Owners

The following table sets forth, as of February 27, 2009, certain information as to those persons who were beneficial owners of more than 5% of Bankshares’ outstanding shares of common stock and by all Executive Officers and Directors as a group. Management knows of no person other than those set forth in the table below, who owned more than 5% of the outstanding shares of common stock as of February 27, 2009. Unless otherwise indicated, each of the named individuals has sole voting power and sole investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Number of Shares That May Be Acquired Within 60 Days By Exercising Options	Percent of Shares of Common Stock Outstanding (2)
Frederick Willetts, III 201 Market Street Wilmington, North Carolina 28401	705,432	(3)	26,250	10.66%

Jeffrey L. Gendell Tontine Financial Partners, L.P. Tontine Management, L.L.C. 200 Park Avenue New York, New York 10166	491,318	(4)	—	7.46%

Cooperative Bank 401(k) Supplemental Retirement Plan 201 Market Street Wilmington, North Carolina 28401	593,111		—	9.00%

All Executive Officers and Directors as a group (10 persons)	1,355,479		179,770	20.03%

(1)	Includes common stock held in joint tenancy; common stock owned as tenants in common; common stock owned or held by a spouse or other member of the individual’s household; common stock allocated through an employee benefit plan; and common stock owned by businesses in which the officer or director is an officer or majority stockholder, or as a custodian or trustee, or by spouses as a custodian or trustee, over which shares such officer or director effectively exercises sole or shared voting and/or investment power, unless otherwise indicated.
(2)	The percentage of common stock outstanding was calculated based on 6,589,256 shares of common stock issued and outstanding as of February 27, 2009 and assumes the exercise by the shareholder or group of all options to purchase common stock held by such shareholder or group and exercisable within 60 days of February 27, 2009.
(3)	Includes 45,179 shares of common stock owned by trusts for which Mr. Willetts serves as sole trustee. Also includes 37,540 shares held by Mr. Willetts’ 401(k) and 24,952 shares held in his ESOP Account. Includes 158,197 shares of common stock held by the Eleanor J. H. Willetts Irrevocable Trust for which Mr. Willetts serves as co-trustee and 1,615 shares held by the Frederick Willetts, III, Helen Margaret Willetts and Elizabeth Messick Willetts Trust for which Mr. Willetts serves as co-trustee. Also includes 3,547 shares of common stock owned by Mr. Willetts’ spouse and 1,046 shares of common stock for which his spouse serves as custodian for their children. Due to the fact that Mr. Willetts holds general powers of attorney for his mother and his two sisters, he may also be deemed to share voting and dispositive power with respect to: (i) 101,120 shares of common stock held by his mother and her IRA account; (ii) 43,327 shares of common stock held by his sister, Helen Margaret Willetts, and 3,537 shares of common stock for which she serves as custodian and trustee; and (iii) 4,851 shares of common stock owned by his sister, Elizabeth Messick Willetts.
(4)	Based on Amendment No. 5 to the Schedule 13G filed with the SEC by Jeffrey L. Gendell, Tontine Financial Partners, L.P. and Tontine Management, L.L.C., as a group, on February 9, 2009. Includes 491,318 shares of common stock owned by Tontine Financial Partners, L.P. of which Mr. Jeffrey L. Gendell has shared voting and dispositive power.

Stock Ownership of Management

The following table provides information as of February 27, 2009 about Bankshares common stock that may be considered to be beneficially owned by each Director, each Executive Officer named in the Summary Compensation Table and all Directors and Executive Officers as a group. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting power and sole investment power with respect to the shares shown.

Name	Number of Shares Owned (Excluding Options) (1)		Number of Shares That May Be Acquired Within 60 Days by Exercising Options	Percent of Common Stock Outstanding (2)
Directors
F. Peter Fensel, Jr.	36,660	(3)	30,000	1.01%
James D. Hundley, M.D.	69,091	(4)	22,876	1.39%
H. Thompson King, III	54,356	(5)	11,769	1.00%
R. Allen Rippy	46,361	(6)	7,500	0.82%
Frederick Willetts, III	705,432	(7)	26,250	10.66%
O. Richard Wright, Jr.	107,674	(8)	13,500	1.84%

Named Executive Officers who are not also Directors
Todd L. Sammons	27,332	(9)	27,000	0.82%
O. C. Burrell, Jr.	108,847	(10)	13,875	1.86%
Dickson B. Bridger	45,002	(11)	26,000	1.07%
Craig L. Unwin	1,205	(12)	1,000	0.03%

All Directors and Executive Officers as a group (10 persons)	1,355,479		179,770	20.03%

(1)	Includes common stock held in joint tenancy; common stock owned as tenants in common; common stock owned or held by a spouse or other member of the individual’s household; common stock allocated through an employee benefit plan of Bankshares; and common stock owned by businesses in which the director is an officer or majority stockholder, or as a custodian or trustee, or by spouses as a custodian or trustee, over which shares the director effectively exercises sole or shared voting and/or investment power, unless otherwise indicated.
(2)	The percentage of common stock outstanding was calculated based on 6,589,256 shares of common stock issued and outstanding as of February 27, 2009 and assumes the exercise by the shareholder or group of all options to purchase common stock held by such shareholder or group and exercisable within 60 days of February 27, 2009.
(3)	Includes 2,777 shares in the Cooperative Bankshares, Inc. Stock-Based Retirement Plan for Directors.
(4)	Includes 7,562 shares in the Cooperative Bankshares, Inc. Stock-Based Retirement Plan for Directors.
(5)	Includes 3,106 shares held by a custodian for Mr. King’s grandchildren, 5,580 shares held by Mr. King’s IRA, and 1,890 shares held by his spouse’s IRA. Also includes 6,003 shares in the Cooperative Bankshares, Inc. Stock-Based Retirement Plan for Directors.
(6)	Includes 2,297 shares in the Cooperative Bankshares, Inc. Stock-Based Retirement Plan for Directors.
(7)	See Footnote 3 to “Stock Ownership of Certain Beneficial Owners” in this Item 12 for a description of the shares beneficially owned by Mr. Willetts.
(8)	Includes 52,091 shares held by Mr. Wright’s 401(k) and 4,761 shares in the Cooperative Bankshares, Inc. Stock-Based Retirement Plan for Directors.
(9)	Includes 13,840 shares held by Mr. Sammons’ 401(k) and 9,096 shares held in his ESOP Account. Also includes 202 shares held by Mr. Sammons’ daughter, 202 shares held by his first son, and 201 shares held by his second son.
(10)	Includes 31,724 shares held by Mr. Burrell’s 401(k) and 7,092 shares held in his ESOP Account. Also includes 31,972 shares held by Mr. Burrell’s IRA.
(11)	Includes 20,419 shares held by Mr. Bridger’s 401(k) and 8,719 shares held in his ESOP Account. Also includes 3,843 shares held by Mr. Bridger’s first son, 3,407 shares held by his second son, and 309 shares held by his spouse.
(12)	Includes 1,205 shares held by Mr. Unwin’s 401(k).

Change in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of Bankshares, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about Bankshares’ common stock that may be issued upon the exercise of stock options, warrants and rights under all of Bankshares’ equity compensation plans as of December 31, 2008.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	268,795	$10.31	106,890

Equity compensation plans not approved by security holders	—	—	—

Total	268,795	$10.31	106,890

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and must not involve more than the normal risk of repayment or present other unfavorable features. Notwithstanding this rule, federal regulations permit the Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee. The Bank has an employee loan program whereby employees, including executive officers, may obtain a loan with a six-month adjustable rate that is one percent above the Bank’s cost of funds, rounded up to the next one-quarter of one percent. Non-employee directors are not eligible to participate in this employee loan program. Under the loan program, an employee may only have one property at any given time that qualifies for a loan. The following information is furnished for outstanding loans made by the Bank to Messrs. Willetts, Sammons, Burrell, Bridger and Unwin under the employee loan program:

Name	Largest Aggregate Principal Outstanding for 2008 (1)	Principal Outstanding at February 28, 2009 (1)	Principal Paid During 2008 (1)	Interest Paid During 2008 (1)	Interest Rate Payable
Frederick Willetts, III	$595,079.68	$502,506.67	$605,102.82	$24,969.36	(2) (3)
Todd L. Sammons	371,145.75	—	13,205.58	19,113.84	(2) (3)
O. C. Burrell, Jr.	800,000.00	790,000.00	10,000.00	35,195.36	(2) (3)
Dickson B. Bridger	295,783.84	—	104,877.72	12,950.72	(2) (3)
Craig L. Unwin	2,399.98	3,699.70	374.43	118.22	(3)

(1)	Total includes First Mortgage loan, Home Equity Line of Credit and Line of Credit, when applicable.
(2)	First Mortgage loans and Home Equity Lines of Credit qualify for the employee rate (six-month adjustable rate, one percent above the Bank’s cost of funds, rounded up to the next 0.25%). Interest rates charged for 2008 were as follows: 5.5% as of January 2008 and 4.75% as of August 2008.
(3)	Interest rate charged for Line of Credit in 2008 was 9.0%.

From time to time, the Bank also makes loans and extensions of credit, directly and indirectly, to its non-employee directors. At December 31, 2008, the Bank had approximately $5.0 million ($4,977,186.38) in loans outstanding to directors and executive officers (including loans made to executive officers under the Bank’s employee loan program) and all of these loans were performing according to their original terms. The outstanding loans made to our non-employee directors, and members of their immediate families, directly and indirectly, were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank, and did not involve more than the normal risk of collectibility or present other unfavorable features.

Pursuant to the Nominating Committee Charter, the Nominating Committee will review a summary of the Company’s transactions with directors and executive officers of the Company and with firms that employ directors, as well as any other related person transactions, for the purpose of recommending to the disinterested members of the Board of Directors that the transactions are fair, reasonable and within Company policy and should be ratified and approved. The Board of Directors also reviews any transactions reported to the Board by the Bank’s internal auditor that are required to be reported under Item 404(e) of Regulation S-K. Additionally, in accordance with federal regulations, the Board of Directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of Bankshares’ capital and surplus (up to a maximum of $500,000) and such loans must be approved in advance by a majority of the disinterested members of the Board of Directors. Further, pursuant to Bankshares’ Code of Ethics, all executive officers and directors of Bankshares must disclose any existing or emerging conflicts of interest to the President and Chief Executive Officer. Such potential conflicts of interest include, but are not limited to, any position or interest, financial or otherwise, which could materially conflict with an executive officer’s or director’s performance or which affects such executive officer’s or director’s independence or judgment concerning transactions between Bankshares, its customers, suppliers or competitors.

Director Independence

Under the listing standards of the NASDAQ Global Market, each of Bankshares’ directors is considered “independent” with the exception of Mr. Willetts, who served as the Company’s President and Chief Executive Officer until February 2009. In determining the independence of its directors, the Company’s Board of Directors has considered certain transactions, relationships and arrangements between Bankshares, the Bank and their directors that were not required to be disclosed in this proxy statement under the heading “Transactions With Related Persons,” including loans that the Bank directly or indirectly made to Directors, which loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Cooperative Bank, and did not involve more than the normal risk of collectibility or present other unfavorable features. The Board also considered legal services provided to the Bank by the law firm of which Director Wright is senior partner, services provided to the Bank by the ironworks company of which Director King is President and a stockholder, and vehicles purchased from the automobile dealership of which Director Rippy is Vice President.

Item 14.	Principal Accountant Fees and Services

Accountant Fees

The following table sets forth the fees billed to the Company for the fiscal years ending December 31, 2008 and 2007 by their independent registered public accounting firm, Dixon Hughes PLLC:

	2008	2007
Audit Fees	$305,000	$174,400
Audit Related Fees	62,798	28,331
Tax Fees (1)	14,600	15,150
All Other Fees	—	—

(1)	Consists of tax filing and tax related compliance and other advisory services.

Pre-Approval of Services by the Independent Registered Accounting Firm

The Audit Committee’s Charter states that the Audit Committee shall pre-approve all audit fees and terms and all non-audit services provided by the independent auditor, and shall consider whether these services are compatible with the auditor’s independence. This approval process ensures that the external auditor does not provide any non-audit services to the Company that are prohibited by law or regulation. During the fiscal year ended December 31, 2008 the Audit Committee approved 100% of each of the “Audit related,” “Tax fees” and “All other fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as a Part of this Report.

(1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Auditors

Consolidated Statements of Financial Condition as of December 31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007, and 2006

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2008, 2007, and 2006

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007, and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007, and 2006

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

No.	Description
3.1(1)	Articles of Incorporation

3.2(2)	Articles of Amendment to Articles of Incorporation

3.3(3)	Bylaws, as amended

10.1(4)	Cooperative Bankshares, Inc. 1998 Stock Option and Incentive Plan*

10.2(5)	Employment Agreement with Frederick Willetts, III*

10.3(6)	Form of Change of Control Agreement between the Bank, Todd L. Sammons, O. C. Burrell, Jr., and Dickson B. Bridger*

10.4(6)	Form of Split Dollar Agreements, as amended, between the Bank, Fredrick Willetts, III, and O. C. Burrell, Jr.*

10.5(6)	Form of Supplemental Life Insurance Agreements between the Bank, Todd L. Sammons, and Dickson B. Bridger*

10.6(1)	Indemnity Agreement with Directors and Executive Officers*

10.7(7)	Director Retirement Agreements between Cooperative Bank and Each Non-Employee Director of Cooperative Bank*

10.8(7)	Director Deferred Fee Agreements between Cooperative Bankshares, Inc. and each Director of the Company*

10.9(7)	Director Deferred Fee Agreements between Cooperative Bank and Each Non-Employee Director of Cooperative Bank*

10.10(7)	Executive Indexed Retirement Agreements between Cooperative Bank and Frederick Willetts, III and O. C. Burrell, Jr.*

10.11(8)	Advances and Security Agreement, dated November 23, 2004, between Cooperative Bank and the Federal Home Loan Bank of Atlanta and related Joinder Agreement*

10.12(6)	Form of Incentive Stock Option Award Agreement*

10.13(6)	Form of Non-Incentive Stock Option Award Agreement*

10.14(9)	Management Incentive Plan*

10.15(10)	Supplemental Executive Retirement Agreement between Cooperative Bank and Frederick Willetts, III*

10.16(11)	Stipulation and Consent to the Issuance of an Order to Cease and Desist

10.17(11)	Order to Cease and Desist issued by the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks

10.18(12)	Written Agreement by and between Cooperative Bankshares, Inc. and the Federal Reserve Bank of Richmond

11	Statement re: computation of per share earnings - Reference is made to Note 9 of the Company’s Consolidated Statements of Operations

21	Subsidiaries

23	Consent of Dixon Hughes PLLC

31	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

*	Management contract or compensatory plan, contract, or arrangement.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Reg. No. 33-79206).
(2)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on May 9, 2008.
(3)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the SEC on November 19, 2007.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-92219).
(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 13, 2007.
(6)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on March 27, 2006.
(7)	Incorporated by reference to the exhibits to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001.
(8)	Incorporated by reference to the exhibits to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 9, 2007.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on January 4, 2008.
(11)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 18, 2009.

(12)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 1, 2009.

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

COOPERATIVE BANKSHARES, INC.

Date: April 30, 2009	By:	/s/ Todd L. Sammons
Todd L. Sammons
Chief Financial Officer and Interim
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Todd L. Sammons	Date: April 30, 2009
Todd L. Sammons
Chief Financial Officer and Interim
President and Chief Executive Officer
(Principal Executive Financial and Accounting Officer)

By:	/s/ Frederick Willetts, III	Date: April 30, 2009
Frederick Willetts, III
(Chairman of the Board)

By:	/s/ F. Peter Fensel, Jr.	Date: April 30, 2009
F. Peter Fensel, Jr.
(Director)

By:	/s/ James D. Hundley	Date: April 30, 2009
James D. Hundley
(Director)

By:	/s/ H. Thompson King, III	Date: April 30, 2009
H. Thompson King, III
(Director)

By:	/s/ R. Allen Rippy	Date: April 30, 2009
R. Allen Rippy
(Director)

By:	/s/ O. Richard Wright, Jr.	Date: April 30, 2009
O. Richard Wright, Jr.
(Director)