Form 10-Q
period 2009-03-31
COOPERATIVE BANKSHARES INC
filed 2009-05-20
CIK 923529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 13, 2009, there were issued and outstanding 6,589,256 shares of the registrant’s Common Stock.

PART	I FINANCIAL INFORMATION

Item 1	Financial Statements

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(In thousands, except per share data)	March 31, 2009	December 31, 2008*
	(Unaudited)
Assets

Cash and due from banks, noninterest-bearing	$10,031	$7,475
Interest-bearing deposits in other banks	53,691	426

Total cash and cash equivalents	63,722	7,901

Securities:
Available for sale (amortized cost of $29,683 at March 31, 2009 and $29,746 at December 31, 2008)	30,198	30,326
Held to maturity (estimated market value of $1,265 at March 31, 2009 and $3,336 at December 31, 2008)	1,219	3,275
FHLB stock	9,317	8,330
Loans held for sale	5,575	17,015

Loans	842,922	871,196
Less allowance for loan losses	29,525	36,262

Net loans	813,397	834,934

Other real estate owned	15,199	11,104
Accrued interest receivable	3,924	3,756
Premises and equipment, net	14,378	14,686
Intangible assets	264	272
Bank-owned life insurance	1,609	11,618
Other assets	8,455	7,737

Total assets	$967,257	$950,954

Liabilities and Stockholders’ Equity

Deposits	$767,818	$695,562
Short-term borrowings	45,000	106,124
Escrow deposits	631	702
Accrued interest payable	803	563
Accrued expenses and other liabilities	3,997	4,905
Long-term obligations	128,522	123,524

Total liabilities	946,771	931,380

Stockholders’ equity:
Preferred stock, $1 par value: 3,000 shares authorized, no shares issued and outstanding at March 31, 2009 or December 31, 2008	—	—
Common stock, $1 par value: 14,000 shares authorized, 6,589 shares issued and outstanding at March 31, 2009 and December 31, 2008	6,589	6,589
Additional paid-in capital	3,472	3,469
Accumulated other comprehensive income	316	356
Common stock held in grantor trust - 23 shares in 2009 and 2008	(191)	(191)
Deferred compensation payable in common stock	191	191
Retained earnings	10,109	9,160

Total stockholders’ equity	20,486	19,574

Total liabilities and stockholders’ equity	$967,257	$950,954

Book value per common share	$3.11	$2.97

*	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2009	2008
Interest and dividend income:
Loans	$11,809	$14,547
Securities	357	609
Other	13	34
Dividends on FHLB stock	—	106

Total interest and dividend income	12,179	15,296

Interest expense:
Deposits	5,632	7,355
Short-term borrowings	432	174
Long-term obligations	1,294	1,476

Total interest expense	7,358	9,005

Net interest income	4,821	6,291
Provision for loan losses	1,991	855

Net interest income after provision for loan losses	2,830	5,436

Noninterest income:
Gain on sale of loans	932	476
Service charges and fees on loans	65	125
Deposit-related fees	531	549
Earnings on bank-owned life insurance	63	89
Other income, net	53	65

Total noninterest income	1,644	1,304

Noninterest expense:
Compensation and fringe benefits	1,677	3,259
Occupancy and equipment	1,046	1,028
Professional and consulting fees	1,013	238
FDIC premium	816	140
Advertising	69	142
(Gain) loss on other real estate owned	(52)	215
Other	547	607

Total noninterest expense	5,116	5,629

Income (loss) before income taxes	(642)	1,111
Income tax expense (benefit)	(1,591)	359

Net income	$949	$752

Net income per common share:
Basic	$0.14	$0.11
Diluted	$0.14	$0.11

Weighted average common shares outstanding:
Basic	6,589	6,567
Diluted	6,589	6,610

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands, except share and per share data)	Common Stock $1.00 Par Value*	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Grantor Trust	Deferred Compensation Payable in Common Stock	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2008	$6,589	$3,469	$356	$(191)	$191	$9,160	$19,574
Other comprehensive loss, net of taxes	—	—	(40)	—	—	—	(40)
Net income	—	—	—	—	—	949	949
Stock-based compensation	—	3	—	—	—	—	3

Balance, March 31, 2009	$6,589	$3,472	$316	$(191)	$191	$10,109	$20,486

*	Since par value per share is $1.00, the dollar amounts in the common stock column are equal to the number of common shares.

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2009	2008
Net income	$949	$752
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion)	(117)	7
Depreciation	298	268
Gain on sale of loans	(932)	(476)
Deferred tax expense (benefit)	225	(217)
Gain on disposal of premises and equipment	(8)	(3)
Gain on sales of other real estate owned	(8)	—
Valuation adjustments on other real estate owned	(75)	165
Provision for loan losses	1,991	855
Proceeds from sales of loans	53,063	26,621
Loan originations held for sale	(40,691)	(26,744)
Earnings on bank-owned life insurance	(63)	(89)
Stock-based compensation	3	3
Changes in assets and liabilities:
Accrued interest receivable	(236)	453
Other assets	9,354	535
Accrued interest payable	240	3
Accrued expenses and other liabilities	(1,106)	290

Net cash provided by operating activities	22,887	2,423

Purchases of securities available for sale	—	(19,910)
Proceeds from maturity of securities available for sale	—	15,000
Proceeds from maturity of securities held to maturity	2,000	—
Repayments of mortgage-backed securities available for sale	61	120
Repayments of mortgage-backed securities held to maturity	57	65
Purchases of FHLB stock	(987)	(2,370)
Proceeds from redemption of FHLB stock	—	1,530
Loan originations, net of principal repayments	—	(22,741)
Loan principal repayments, net of originations	15,628	—
Proceeds from disposals of foreclosed real estate	204	1
Net expenditures on foreclosed real estate	(25)	(9)
Purchases of premises and equipment	(4)	(1,007)
Proceeds from sales of premises and equipment	22	119

Net cash provided by (used in) investing activities	16,956	(29,202)

Net increase in deposits	72,256	13,749
Net proceeds (repayments) on short-term borrowings	(66,124)	1,407
Repayments on long-term obligations	(2)	(2)
Proceeds from long-term obligations	10,000	15,000
Proceeds from issuance of common stock, net	—	128
Dividends paid	—	(328)
Net change in escrow deposits	(152)	81
Tax benefit of stock options exercised	—	63

Net cash provided by financing activities	15,978	30,098

Increase in cash and cash equivalents	55,821	3,319

Cash and cash equivalents:
Beginning of period	7,901	13,793

End of period	$63,722	$17,112

(Continued)

See accompanying notes to consolidated financial statements.

COOPERATIVE BANKSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

	Three Months Ended March 31,
(In thousands)	2009	2008
Cash paid for:
Interest	$7,118	$9,002
Income taxes	—	5

Summary of noncash investing and financing activities:
Transfer from recorded investment in loans to other real estate owned	4,191	2,997
Unrealized gains (losses) on securities available for sale, net of taxes	(40)	96
Loans to facilitate the sale of other real estate owned	—	4,285
Long-term obligations reclassified to short-term borrowings	5,000	5,000

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements

1.	Accounting Policies: The significant accounting policies followed by Cooperative Bankshares, Inc. (“Bankshares”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and, in management’s opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary under all circumstances and should be read in conjunction with the consolidated financial statements and notes thereto included in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2009. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

2.	Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts and transactions of Bankshares, its wholly owned subsidiary, Cooperative Bank (the “Bank”), and the Bank’s wholly owned subsidiary, Lumina Mortgage Company, Inc. (“Lumina”). Bankshares, the Bank, and Lumina are collectively referred to herein as the “Company.” All significant intercompany transactions have been eliminated. Bankshares wholly owns Cooperative Bankshares Capital Trust I and Cooperative Bankshares Capital Trust II, which are not consolidated in these financial statements due to the Company’s adoption of FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.”

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

3.	Earnings Per Share: Basic earnings per share (“basic EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share (“diluted EPS”) is calculated by dividing net income by the sum of the weighted average number of common shares outstanding and potential common stock. Potential common stock consists of additional common stock that would have been outstanding as a result of the exercise of dilutive stock options. In determining the number of shares of potential common stock, the treasury stock method was applied by the Company. This method assumes that the number of shares issuable upon exercise of stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise plus any unrecognized stock-based compensation expenses.

The following table presents net income available to common stockholders and the average number of shares outstanding for the periods below:

	Three Months Ended March 31,
	2009	2008
Net income	$949	$752

Shares for basic EPS	6,589	6,567
Dilutive effect of stock options	—	43

Shares for diluted EPS	6,589	6,610

For the three-month periods ended March 31, 2009 and 2008, there were 266 and 148 options, respectively, that were antidilutive because the exercise price of those options exceeded the average market price of the Company’s common stock.

4.	Comprehensive Income: Comprehensive income includes net income and all other changes to the Company’s equity, with the exception of transactions with stockholders (“other comprehensive income (loss)”). The Company’s only components of other comprehensive income (loss) relate to unrealized gains and losses on available for sale securities.

The following table sets forth the components of other comprehensive income (loss) and total comprehensive income for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Net income	$949	$752

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	(66)	157
Income tax benefit (expense)	26	(61)

Other comprehensive income (loss)	(40)	96

Comprehensive income	$909	$848

5.	Stock-Based Compensation: Bankshares had a stock option plan in effect at March 31, 2009 and recognized related costs in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”). Bankshares did not issue any options during the three months ended March 31, 2009 or 2008. Option related compensation cost for the three months ended March 31, 2009 and 2008 was $3 and $3, respectively.

The following table presents information related to Bankshares’ stock option plan as of March 31, 2009 and changes during the three-month period then ended:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	269	$10.31
Exercised	—	—
Expired	—	—
Forfeited	3	13.35
Granted	—	—

Outstanding at March 31, 2009	266	$10.27	4.52	$—

Exerciseable at March 31, 2009	256	$10.17	4.35	$—

For the three months ended March 31, 2008, the intrinsic value of options exercised was $187. No options were exercised during the three months ended March 31, 2009.

6.	Fair Value: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. However, in February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”), which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 partially deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for items within the scope of FSP 157-2. The Company adopted FSP 157-2 and SFAS 157 on January 1, 2009 and January 1, 2008, respectively. The adoption of FSP 157-2 did not have a significant impact on the Company’s consolidated financial statements.

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

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices. Level 2 securities include mortgage-backed securities and bonds issued by government sponsored entities. The Company did not sell any of its securities available for sale during the quarters ended March 31, 2009 or 2008 and therefore, changes in the fair value of securities available for sale have not been recorded through earnings.

As a part of its normal business operations, the Company originates mortgage loans that have been approved by secondary investors. The terms of the loans are set by the secondary investors and are transferred within several weeks of the Company initially funding the loan. Between the initial funding of the loans by the Company and the subsequent purchase by the investor, the Company carries the loans on its balance sheet at cost, which approximates fair value due to the short duration of time between loan funding and subsequent sale. If, at any time, the Company determines that the fair value of any loan held for sale is less than its cost, an adjustment is made to carry such loans at fair value. From time to time, the Company may transfer loans held for investment to loans held for sale. The Company carries these loans at the lower of cost or fair value. The fair value of loans held for sale is based on the price secondary market investors are currently offering for loans with similar characteristics. Therefore, the Company classifies loans available for sale, subject to nonrecurring fair value adjustments, as Level 2. The Company did not recognize any gains or losses related to the change in the fair value of loans held for sale during the quarters ended March 31, 2009 or 2008.

The Company does not record loans at fair value on a recurring basis. However, loans considered impaired, within the definition of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” are individually evaluated for impairment. Under SFAS No. 114, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the payments of principal and interest according to the terms of the original loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the original contractual interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. The Company recognizes changes in the fair value of impaired loans through adjustments to the allowance for loan losses or by charging off the impaired portion of the loan if it is deemed uncollectible.

The Company records written loan commitments at fair value on a recurring basis in accordance with Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” These assets are classified as recurring Level 3. The fair value of written loan commitments is recorded based on the anticipated gain on those commitments outstanding expected to fund. Gains and losses related to the change in fair value of written loan commitments are recorded through earnings as gain on sale of loans. The Company recognized a gain on written loan commitments of $46 and $116 for the quarter ended March 31, 2009 and 2008, respectively.

Other real estate owned is recorded at the estimated fair value of the property less estimated costs to sell. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. Adjustments to the fair value of other real estate owned are recorded through earnings as gain / loss on other real estate owned. The Company recorded a gain of $76 on fair value adjustments of other real estate owned for the quarter ended March 31, 2009 compared to a loss of $165 for the quarter ended March 31, 2008.

The table below presents the recorded investment in assets measured at fair value on a recurring basis at March 31, 2009. No liabilities are recorded at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Securities available for sale	$30,198	$—	$30,198	$—
Written loan commitments	110	—	—	110

Total assets at fair value	$30,308	$—	$30,198	$110

The table below presents the recorded investment in assets measured at fair value on a recurring basis at December 31, 2008. No liabilities are recorded at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Securities available for sale	$30,326	$—	$30,326	$—
Written loan commitments	64	—	—	64

Total assets at fair value	$30,390	$—	$30,326	$64

The table below presents a reconciliation from December 31, 2008 to March 31, 2009 of Level 3 assets recorded on a recurring basis:

Recurring Level 3 Item	Beginning Balance, December 31, 2008	Gains and Losses Included in Earnings	Gains and Losses Reported Through Change in Net Assets	Purchases, Sales, Issuances, and Settlements, Net	Net Transfer In (Out) of Level 3	Ending Balance, March 31, 2009
Written loan commitments	$64	$110	$—	$(64)	$—	$110

The table below presents a reconciliation from December 31, 2007 to March 31, 2008 of Level 3 assets recorded on a recurring basis:

Recurring Level 3 Item	Beginning Balance, December 31, 2007	Gains and Losses Included in Earnings	Gains and Losses Reported Through Change in Net Assets	Purchases, Sales, Issuances, and Settlements, Net	Net Transfer In (Out) of Level 3	Ending Balance, March 31, 2008
Written loan commitments	$—	$116	$—	$—	$—	$116

The table below presents the recorded investment in assets measured at fair value on a nonrecurring basis at March 31, 2009. Impaired loans reported at fair value are classified as nonaccrual and are measured at cost with a corresponding valuation allowance, such that the net amount is representative of fair value. When an impaired loan measured at fair value with a valuation allowance is partially or entirely deemed uncollectible, the uncollectible portion of the loan is charged off, such that the adjusted loan basis is representative of fair value. The balance of impaired loans with no corresponding valuation allowance totals $8,332 at March 31, 2009 and is not included in the table below. Of our recorded investment in Level 2 and Level 3 impaired loans measured at fair value, the Company maintains a corresponding valuation allowance in the amounts of $76 and $8,722, respectively. No liabilities are recorded at fair value on a nonrecurring basis.

	Total	Level 1	Level 2	Level 3
Loans held for sale	$5,575	$—	$5,575	$—
Impaired loans	54,536	—	270	54,266
Other real estate owned	15,199	—	2,839	12,360

Total assets at fair value	$75,310	$—	$8,684	$66,626

The table below presents the recorded investment in assets measured at fair value on a nonrecurring basis at March 31, 2008:

	Total	Level 1	Level 2	Level 3
Loans held for sale	$17,015	$—	$17,015	$—
Impaired loans	42,618	—	53	42,565
Other real estate owned	11,104	—	—	11,104

Total assets at fair value	$70,737	$—	$17,068	$53,669

7.

Benefit Plans: In 2002, the Bank implemented a non-qualifying deferred compensation plan for certain key executive officers. The Bank has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Benefits for each officer participating in the plan accrue and vest during the period of employment, and are paid in monthly benefit payments over the participant’s life after retirement. The plan also provides for payment of disability or death benefits in the event a participating officer becomes permanently disabled or dies prior to attainment of retirement age. If the Bank has a change in control before the officer reaches age 65, the participating officer will be entitled to a benefit. Provisions of $33 and $75 were expensed for future benefits to be provided under this plan for the quarters ended March 31, 2009 and 2008, respectively. The total liability under this plan was $939 and $906 at March 31, 2009 and December 31, 2008, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated statements of financial condition. During the quarter ended March 31, 2009, this plan was modified and benefits were frozen with all applicable executive officers and the Company does not expect any additional provision for the year ended December 31, 2009.

Bankshares and the Bank have each entered into separate Director Deferred Fee Agreements with each non-employee director. Effective January 1, 2009, the Director Deferred Agreements have been amended such that interest on deferred fees is credited at a rate of 0%. In addition to this change, the Board has decided not to defer their fees beginning in January 2009. Prior to these changes, interest on the amount deferred was credited at a rate of 10%. Commencing one month after retirement at or after age 72, each director will be entitled to receive the balance in his deferral account in 120 monthly installments. Under these agreements, in the event of a change in control, each director will be entitled to receive, in lump sum payments, the greater of his deferral account balances or $170 under his agreement with the Bank and $77 under his agreement with Bankshares. The total expense incurred by the Company for these agreements was $0 and $58 for the quarters ended March 31, 2009 and 2008, respectively. The total liability under these agreements was $1,144 and $1,151 at March 31, 2009 and December 31, 2008, respectively.

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, EITF 06-4 would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. During the first quarter of 2009, the Company, in agreement with the directors and applicable executives, elected to surrender bank-owned life insurance policies for which funds of $10,072 were received. Concurrent with this election, the Company reversed its EITF 06-4 liability. Net related compensation income for the quarter ended March 31, 2009 was $1,116 compared to net related compensation cost for the quarter ended March 31, 2008 of $40.

8.	Regulatory Action and Going Concern Consideration:

Regulatory Action

As disclosed in Note 18 of the “Notes to Consolidated Financial Statements” included in the Company’s 2008 Annual Report on Form 10-K, on March 12, 2009 the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Order”) with the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. Additionally, effective April 29, 2009, the Company also entered into a written agreement with the Federal Reserve Bank of Richmond designed to enhance the Company’s ability to act as a source of strength to the Bank.

The Company is continuing its efforts to comply with the requirements of these two agreements in accordance with the applicable prescribed deadlines.

Going Concern Consideration

Due to the conditions and events discussed throughout the 2008 Annual Report on Form 10-K, management believe substantial doubt exists as to the Bank’s ability to continue as a going concern. Management is taking various steps designed to improve the Bank’s capital position. The Bank has developed a written alternative capital plan designed to solicit capital investments and, if necessary, reduce the Bank’s asset size and expenses. Such plan is dependent upon a capital infusion to meet the capital requirements of the Order. As of the filing of this Report, the Bank is revising its capital plan to incorporate the results of the steps management has taken to improve the Bank’s capital position and the strategies it has developed to further those efforts. The Bank’s capital plan is subject to the approval of the FDIC and the North Carolina Commissioner of Banks. As of the filing of this Report, the plan has not been approved by either the FDIC or the North Carolina Commissioner of

Banks. The Company continues to work with its advisors in an attempt to improve capital ratios through asset sales and/or a capital raise. As of the date of the filing of this Form 10-Q, the Company has not entered into a definitive agreement regarding the raising of additional capital or a potential sale of the Company or the Bank’s assets and no assurances can be made that the Company will ultimately enter into such an agreement.

The Order requires the Bank to increase its capital ratios so that the Bank has a minimum Tier 1 Core Capital ratio of 6% and a minimum Total Risk-Based Capital ratio of 10% within 120 days of the date of the Order. If the Company does not obtain additional capital, management does not expect to meet the ratios set forth in the Order. Failure to meet the minimum ratios set forth in the Order could result in regulators taking additional enforcement actions regarding the Bank. In addition, even if the Bank is successful in meeting the capital ratios mandated in the Order, the Company may need to raise additional capital in the future. Additionally, because of the Company’s cumulative losses and its liquidity and capital positions, the FDIC and the Commissioner may take additional significant regulatory action against the Bank that could, among other things, materially adversely impact the Company’s stockholders. The Company’s ability to raise additional capital is contingent on the current capital markets and on the Company’s financial performance. Available capital markets are not currently favorable and management does not anticipate any material improvement in these markets in the near term. Accordingly, management cannot be certain of our ability to raise additional capital on any terms. If the Company cannot raise additional capital and/or continue to down-size operations and size or engage a strategic merger or sale, the Company may not be able to sustain further deterioration in financial condition and other regulatory actions may be taken, including placing the Bank into receivership with the FDIC. If the Bank is placed into receivership, it is highly likely that the Company would be required to cease operations and liquidate or seek bankruptcy protection. If the Company were to liquidate or seek bankruptcy protection, management does not believe that there would be assets available to holders of the capital stock of the Company.

Through March 31, 2009, the Bank has sold $17,015 of loans classified as held for sale at December 31, 2008 at a slight gain and surrendered select bank-owned life insurance policies totaling $10,072. In addition, the Bank has experienced a reduction of loans held for investment of approximately $28,274 during the first quarter of 2009 primarily as a result of payoffs. As previously reported, the Company is undertaking certain actions designed to improve its capital position and has engaged financial advisors to assist with this effort and to evaluate the Company’s strategic options, including a possible sale or merger of the Company and/or possible sale of certain of the Bank’s assets. As of the filing of this Report, the Company believes that it needs to raise a minimum of $30.0 million of additional capital, assuming no change in risk-weighted assets or its capital position, in order to be capitalized at the levels required by the regulatory directives. To date, the Company has neither raised any additional capital nor agreed to a sale of the Company, the Bank, or any Bank assets (other than Bank loans) and no assurances can be made as to when or whether such capital will be raised or whether the Company will be successful in negotiating a sale of the Company or any of its assets.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of any extraordinary regulatory action, which would affect the Company’s ability to continue as a going concern.

9.	Loans: Loans at March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
Real estate:
Construction and land development	$149,167	$154,520
Mortgage:
One-to-four family residential	485,739	502,827
Multi-family residential	34,723	34,149
Commercial	121,669	124,726
Equity line	30,133	31,560
Other	715	805

Total real estate loans	822,146	848,587

Commercial, industrial, and agricultural	14,627	16,217
Consumer	7,739	8,279

Total gross loans	844,512	873,083

Unamortized net deferred fees	(1,590)	(1,887)

Total loans	$842,922	$871,196

The Company’s recorded investment in one-to-four family residential, multi-family residential, and commercial real estate loans presented above includes loans for vacant land in the amount of $180,020, $18,837, and $31,029, respectively, at March 31, 2009, and $187,157, $17,157, and $31,123, respectively, at December 31, 2008.

Activity in the allowance for loan losses during the quarters ended March 31, 2009 and 2008 is summarized as follows:

	Three Months Ended March 31,
	2009	2008
Balance at beginning of year	$36,262	$8,788
Provision for loan losses	1,991	855
Loans charged-off	(8,739)	(226)
Recoveries	11	8

Balance at end of year	$29,525	$9,425

The following is a summary of nonperforming loans at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Loans past due ninety days or more and still accruing interest	$12,197	$4,276
Nonaccrual loans	71,666	76,213
Other troubled debt restructurings	140	—

Total	$84,003	$80,489

At March 31, 2009, $41,131 of the recorded investment in loans considered impaired in accordance with FAS No. 114 had a corresponding valuation allowance of $8,798. At December 31, 2008, $56,494 of the recorded investment in loans considered impaired in accordance with FAS No. 114 had a corresponding valuation allowance of $13,929. The recorded investment in impaired loans with no corresponding valuation allowance was $42,872 and $23,995 at March 31, 2009 and December 31, 2008, respectively.

10.	Regulatory Matters and Capital Requirements: Bankshares and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require Bankshares and the Bank to maintain minimum amounts and ratios, as set forth in the following table.

As of March 31, 2009, the most recent notification from the FDIC categorized the Bank as “undercapitalized” pursuant to Part 325 of the FDIC Rules and Regulations. The Bank has been notified by the FDIC that, due to its capital ratios as of December 31, 2008, the Bank is now subject to restrictions on asset growth, dividends, other capital distributions, and management fees. In addition, the Bank may not accept, renew, or roll over any brokered deposit without obtaining a waiver from the FDIC, which approval has not been granted as of the filing of this Report. The Bank may also not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the Bank’s normal market area or in the market area in which such deposits are being solicited.

To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table below as of March 31, 2009 and December 31, 2008:

			Minimum Ratio to Maintain
	March 31, 2009	December 31, 2008	Well-Capitalized Status	Adequately-Capitalized Status
Risk-based capital:
Tier I capital	$35,469	$34,285
Total capital	45,006	44,337
Risk-adjusted assets	742,942	777,966
Quarterly average tangible assets	967,750	985,704

Tier I capital ratio	4.77%	4.41%	6.00%	4.00%
Total capital ratio	6.06%	5.70%	10.00%	8.00%
Leverage capital ratio	3.67%	3.48%	5.00%	4.00%

At March 31, 2009, the Company’s total Tier I capital, total capital, and leverage capital ratios were 3.60%, 5.98%, and 2.76%, respectively, as compared to 3.27%, 5.66%, and 2.58%, respectively, at December 31, 2008.

11.

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. However, in February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for items within the scope of FSP 157-2. The Company adopted SFAS 157 on January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP 157-2. The partial adoption of SFAS 157 did not have a significant impact on the Company’s consolidated financial statements. The adoption of FSP 157-2 on January 1, 2009 did not have a significant impact on the Company’s consolidated financial statements.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirement of Statement No. 133 for derivative instruments and hedging activities to provide users of financial statements with an enhanced understanding of the derivative instrument’s purpose, how it is accounted for, and its impact on the financial statements. This statement is effective for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of SFAS 161 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”) to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is in the process of reviewing the potential impact of FSP 107-1 and APB 28-1, but the effect of adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”), which modifies and expands other-than-temporary impairment guidance for debt securities from Staff Accounting Bulletin Topic 5M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities”. FSP 115-2 and 124-2 addresses the unique features of debt securities and clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. FSP 115-2 and 124-2 expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance for other-than-temporary impairments. FSP 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is in the process of reviewing the potential impact of FSP 115-2 and 124-2, but the effect of adoption is not expected to have a material effect on the Company’s consolidated financial statements.

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

These factors include but are not limited to:

•	Recent and future bail-out actions by the U.S. government;

•	A further slowdown in the national and North Carolina economies;

•	A further deterioration in asset values locally and nationwide;

•	The volatility of rate sensitive deposits;

•	Changes in the regulatory environment;

•	Governmental action as a result of our inability to comply with regulatory orders and agreements;

•	Increasing competitive pressure in the banking industry;

•	Operational risks including data processing system failures or fraud;

•	Asset/liability matching risks and liquidity risks;

•	Continued access to liquidity sources;

•	Changes in our borrowers’ performance on loans;

•	Changes in critical accounting policies and judgments;

•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies;

•	Changes in the equity and debt securities markets;

•	The effect of additional provision for loan losses;

•	The effect of an impairment charge on our deferred tax asset;

•	Fluctuations of our stock price;

•	The success and timing of our business strategies;

•	The impact of reputation risk created by these developments on such matters as business generation and retention, funding and liquidity;

•	The impact of regulatory restrictions on our ability to receive dividends from our subsidiaries; and

•	Political developments, wars or other hostilities may disrupt or increase volatility in securities or otherwise affect economic conditions.

The consequences of these factors, any of which could hurt our business, could include, among others:

•	Because of the Company’s cumulative losses and its liquidity and capital positions, the FDIC and/or the Commissioner may take additional significant regulatory action against the Bank;

•	Our inability to continue to operate as a going concern;

•	Increased loan delinquencies;

•	An escalation in problem assets and foreclosures;

•	A decline in demand for our products and services;

•

A reduction in the value of the collateral for loans made by us, especially real estate, which, in turn would likely reduce our customers’ borrowing power and the value of assets and collateral associated with our existing loans;

•	A reduction in the value of certain assets held by us;

•	An inability to meet our liquidity needs;

•	An inability to raise capital to comply with the requirements of our regulators and for continued support of operations;

•	An inability to make or defer payments on our trust preferred securities; and

•	An inability to engage in certain lines of business.

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

General

Cooperative Bankshares, Inc. (“Bankshares”) is a registered bank holding company incorporated in North Carolina in 1994. Bankshares is the parent company of Cooperative Bank (the “Bank”), a North Carolina chartered commercial bank headquartered in Wilmington, North Carolina. Cooperative Bank was chartered in 1898. As of March 31, 2009, the Bank provided financial services through twenty-two offices in North Carolina and three offices in South Carolina.

The Bank’s subsidiary, Lumina Mortgage Company, Inc. (“Lumina”), is a mortgage banking firm originating and selling residential mortgage loans through three offices in North Carolina. Lumina closed its Jacksonville office in April 2009. Bankshares, the Bank, and Lumina are collectively referred to herein as the “Company.”

Through its offices, the Bank provides a wide range of banking products, including interest-bearing and noninterest-bearing checking accounts, certificates of deposit, savings accounts, and individual retirement accounts. It offers an array of loan products such as overdraft protection, commercial, consumer, agricultural, real estate, residential mortgage, and home equity loans. Loan production has been significantly reduced due to limitations on asset growth and being categorized as “undercapitalized.” Restrictions on loan production due to limitations on asset growth as a result of our capital ratios is further explained in Capital Resources in “Management’s Discussion and Analysis” and Note 7 of “Notes to Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K filed with the SEC on May 1, 2009 (the “Annual Report”). Also offered are safe deposit boxes and automated banking services through Online Banking, Online Bill Pay, ATMs, and Access24 Phone Banking. In addition, the Bank’s third party partnership with Seagate Wealth Management Group through UVEST Investment Services gives customers access to a wide array of financial and wealth management solutions, including services relating to professional money management, retirement and education planning, and investment products (including stocks, bonds, mutual funds, annuities, and insurance products).

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

Management Strategy

The Bank’s lending activities have traditionally concentrated on the origination of loans for the purpose of constructing, financing, or refinancing residential properties. However, during the last quarter of 2008, the Bank began to emphasize the origination of 1-4 family residential loans that could be sold in the secondary market. Unless otherwise stated, the Bank has generally halted or slowed the origination of loans held for investment beginning in the last quarter of 2008. Currently, the origination of new loans is typically limited to the refinancing of an existing loan held by the Bank or situations that improve the position of the Bank. As of March 31, 2009, $681.6 million, or 80.7%, of the Bank’s loan portfolio, which excludes loans held for sale, consisted of loans secured by residential properties as compared to $706.9 million, or 80.9%, at December 31, 2008. The Bank originates adjustable rate and fixed rate loans. As of March 31, 2009, adjustable rate and fixed rate loans totaled 66.4% and 33.6%, respectively, of the Bank’s total loan portfolio.

The Bank has chosen to sell a large percentage of its fixed rate mortgage loan originations in the secondary market and through brokered arrangements. This enables the Bank to invest these funds in other loans, while increasing fee income and reducing interest rate risk.

Interest Rate Sensitivity Analysis

Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected. Interest rate sensitivity, at a point in time, can be examined using a static gap analysis that measures the match in balances subject to repricing between interest-earning assets and interest-bearing liabilities. Gap is considered positive when interest rate sensitive assets exceed interest rate sensitive liabilities. Gap is considered negative when interest rate sensitive liabilities exceed interest rate sensitive assets. At March 31, 2009, the Company had a one-year positive gap position of 17.9% compared to a positive gap position of 11.3% at December 31, 2008. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income, while a negative gap would tend to adversely affect net interest income. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income.

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

Liquidity

The Company’s goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers, pay operating expenses, and meet regulatory liquidity requirements. Maturing securities, principal repayments of loans and securities, proceeds from loan sales, growth in deposits, income from operations, and borrowings are the main sources of liquidity. The Bank has been granted a line of credit by the Federal Home Loan Bank of Atlanta (“FHLB”) and the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”). At March 31, 2009, the Bank’s borrowed funds from the FHLB and the Federal Reserve Bank totaled $158.1 million, or 16.3% of its total assets. In February 2009, the Bank was notified by the FHLB that its FHLB line of credit had been reduced from $181.3 million to $168.1 million, the amount outstanding on the date of such notification. At March 31, 2009, the Bank’s line of credit from the FHLB was $161.1 million. The Federal Reserve Board has also notified the Bank that it will permit the Bank to draw on its $21.6 million line of credit with the Federal Reserve Bank only in limited circumstances and for a short duration. Lumina borrows money on a short-term basis to fund its loans that are held for sale. At December 31, 2008, Lumina had $3.1 million of borrowed money from another financial institution. During the first quarter of 2009, the borrowing relationship utilized at December 31, 2008 was terminated and currently the Bank lends Lumina money to fund its loans that are held for sale. Scheduled loan repayments are a relatively predictable source of funds, unlike deposits and loan prepayments that are significantly influenced by general interest rates, economic conditions, and competition.

Previously, the Bank relied upon brokered deposits as a source of liquidity. As a result of the Bank’s capital ratios as of December 31, 2008, the Bank has been notified by the FDIC that it may not accept, renew, or rollover any brokered deposits without obtaining a waiver from the FDIC, as discussed in Note 7 of “Notes to Consolidated Financial Statements” included in the Company’s Annual Report. During the first quarter of 2009, the Bank continued offering promotional rates on other time deposits and increased internet deposits by $97.6 million to replace these maturities and improve liquidity.

At March 31, 2009, the estimated market value of liquid assets (cash, cash equivalents, marketable securities, and loans held for sale) was approximately $100.8 million, which represented 10.7% of deposits and borrowed funds, compared to $58.6 million, or 6.3% of deposits and borrowed funds, at December 31, 2008. The increase in liquid assets is a result of the Company’s effort to improve its liquidity position and was due to an increase in cash, partially offset by decreases in marketable securities and loans held for sale.

The Company’s primary uses of liquidity are to fund loans and to purchase investments. At March 31, 2009, management considered liquidity levels to be low, but sufficient, for purposes of meeting the Company’s cash flow requirements. The Company has undertaken action designed to increase liquidity through increased use of internet deposits, loan sales, or sales of other assets.

Off-Balance Sheet Arrangements and Contractual Commitments

At March 31, 2009, outstanding off-balance sheet commitments to extend credit totaled $62.7 million, and the undisbursed portion of construction loans was $38.5 million. The Company continued to be obligated to make future payments under contracts, such as debt and lease agreements, the amounts of which were consistent with the amounts at December 31, 2008, other than a decrease in borrowed funds of $56.1 million and an increase in deposits of $72.3 million at March 31, 2009. For further information on the Company’s off-balance sheet arrangements and contractual commitments, see the discussion regarding deposits and borrowed funds in Financial Condition at March 31, 2009 Compared to December 31, 2008.

Capital

Stockholders’ equity at March 31, 2009, was $20.5 million, an increase of 4.7% from $19.6 million at December 31, 2008. The change in capital position at March 31, 2009 reflects the impact of net income of $949,000. Stockholders’ equity at March 31, 2009 includes an unrealized gain net of tax of $316,000, compared to an unrealized gain net of tax of $356,000 at December 31, 2008, on securities available for sale marked to estimated fair market value.

Under the capital regulations of the Federal Deposit Insurance Corporation (“FDIC”), the Bank must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (“Tier I”) capital to average adjusted assets of at least 3% if the most highly rated and at least 4% for others. At March 31, 2009, the Bank’s leverage capital ratio was 3.67%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for the Bank is generally defined as Tier I capital plus the balance of the allowance for loan losses. At March 31, 2009, the Bank had a ratio of qualifying total capital to risk-weighted assets of 6.06%.

As of March 31, 2009, the most recent notification from the FDIC categorized the Bank as “undercapitalized” pursuant to Part 325 of the FDIC Rules and Regulations. The Bank has been notified by the FDIC that, due to its capital ratios as of December 31, 2008, the Bank is now subject to restrictions on asset growth, dividends, other capital distributions, and management fees. In addition, the Bank may not accept, renew, or roll over any brokered deposit without a waiver from the FDIC which, as of the date of this report, has not been received. The Bank may also not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the Bank’s normal market area or in the market area in which such deposits are being solicited. As a result of capital levels and findings from the FDIC’s Report of Examination as of November 10, 2008, the Bank entered into the Consent Agreement effective March 12, 2009 with the FDIC and the North Carolina Commissioner of Banks (“the Commissioner”), whereby the Bank consented to the issuance of an Order to Cease and Desist promulgated by the FDIC and the Commissioner. For additional information regarding the Consent Agreement and the Order, see the Current Report on Form 8-K filed with the SEC on March 18, 2009.

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

Critical Accounting Policies

The Company’s most significant critical accounting policies are those that govern accounting for the allowance for loan losses, the valuation allowance on net deferred tax assets, and fair value estimates. A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and results of operations and requires a difficult, subjective, and/or complex judgment by management. What makes these judgments difficult, subjective, and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. For further information on the Company’s critical accounting policies, see Critical Accounting Policies in “Management’s Discussion and Analysis” and Note 1, Note 10, and Note 12 of “Notes to Consolidated Financial Statements” included in the Company’s Annual Report.

FINANCIAL CONDITION AT MARCH 31, 2009 COMPARED TO DECEMBER 31, 2008

The Company’s total assets increased 1.7% to $967.3 million at March 31, 2009, compared to $951.0 million at December 31, 2008. Asset growth was primarily attributable to an increase of $55.8 million in cash and cash equivalents, a result of the Company’s effort to improve its liquidity position. The increase in cash was funded by a decrease in loans as well as an increase in deposits, partially offset by a reduction in borrowings. Loans decreased 3.2% to $842.9 million. In an effort to improve liquidity and capital positions and comply with regulatory directives, the Company has halted or slowed the origination of loans beginning in the fourth quarter of 2008. This decrease in new loan originations compounded with loan payoffs during the first quarter of 2009 are the primary reasons for the decrease in loans for the period. The bulk of the decrease in the loan portfolio during the quarter ended March 31, 2009 occurred in one-to-four family loans, which decreased $17.1 million, or 3.4%, and construction and land development loans, which decreased $5.4 million, or 3.5%, as compared to the amounts at December 31, 2008. Investment securities held to maturity decreased $2.1 million from $3.3 million to $1.2 million. This decrease is primarily attributable to an investment that matured during the first quarter of 2009.

At March 31, 2009, the Bank’s allowance for loan losses was $29.5 million, or 3.50% of loans, compared to $36.3 million, or 4.16% of loans, at December 31, 2008. The Company’s nonperforming assets, which consist of accruing loans ninety days or more delinquent, nonaccrual loans, other troubled-debt restructurings, and foreclosed real estate owned, were $99.2 million, or 10.26% of assets, at March 31, 2009, compared to $91.6 million, or 9.63% of assets, at December 31, 2008. Accruing loans ninety days or more delinquent increased to $12.2 million at March 31, 2009 from $4.3 million at December 31, 2008. Foreclosed real estate increased to $15.2 million at March 31, 2009 from $11.1 million at December 31, 2008. Also, at March 31, 2009, foreclosed real estate owned consisted of fifty-four properties with an average value of $281,000 compared to forty-three properties with an average value of $258,000 at December 31, 2008. Other troubled-debt restructurings, which consist of those troubled-debt restructurings still accruing, increased to $140,000, at March 31, 2009 from $0 at December 31, 2008. Nonaccrual loans decreased to $71.7 million at March 31, 2009 from $76.2 million at December 31, 2008. The decrease in the ratio of allowance for loan losses to loans from December 31, 2008 to March 31, 2009 was primarily due to a decrease in valuation allowances for the recorded investment in nonperforming loans, mostly as a result of charging off valuation allowances established at December 31, 2008 as some of the collectibility of corresponding nonperforming loans has been doubtful. The valuation allowance on impaired loans totaled $8.8 million at March 31, 2009 compared to $13.9 million at December 31, 2008. For additional information regarding the allowance for loan losses and the Bank’s valuation allowances for nonperforming loans, see Comparison of Operating Results – Provision and Allowance for Loan Losses.

Management believes that the current level of the allowance is appropriate based on collectibility of the loans, loan composition, the current level and types of delinquencies and other nonperforming assets, historical charge-off patterns, overall economic conditions, and other factors. Future increases to the allowance may be necessary due to changes in loan composition or loan volume, changes in economic or market area conditions, and other factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

Other assets increased $718,000, or 9.3%, to $8.5 million primarily due to an increase in prepaid expenses, returned items, and mortgage servicing rights. Loans held for sale decreased $11.4 million, or 67.2%, since December 31, 2008 to $5.6 million at March 31, 2009. The decrease in loans held for sale during the first quarter of 2009 is the result of transferring $13.9 million of loans held for investment to loans held for sale at December 31, 2008 and the sale of all loans held for sale as of December 31, 2008 during the first quarter of 2009. No such similar transfer of loans held for investment to loans held for sale occurred during the quarter ended March 31, 2009. Bank-owned life insurance decreased $10.0 million to $1.6 million as a result of the Company’s decision, in agreement with directors and applicable executive officers, to increase liquidity by surrendering select bank-owned life insurance policies during the quarter ended March 31, 2009. Concurrent with the decision to surrender select bank-owned life insurance policies, the Company reversed its related EITF 06-4 accrual, resulting in an adjustment of $1.1 million, and accounting for the majority of the $908,000 decrease of accrued expenses and other liabilities. Investment securities available for sale, accrued interest receivable, premises and equipment, and intangible assets remained relatively unchanged during the three months ended March 31, 2009.

Borrowed funds at March 31, 2009 decreased $56.1 million to $173.5 million since December 31, 2008, offset by an increase of $72.3 million of deposits resulting from promotional rates offered during the period on time deposits and internet deposits. The shift in funding sources from December 31, 2008 to March 31, 2009 is partially related to notifications received from the FHLB and Federal Reserve Board regarding the Bank’s lines of credit with each institution as discussed earlier within Liquidity. Advances from the FHLB are collateralized by the Bank’s investment in FHLB stock and qualifying first mortgage loans, lines of credit, and commercial loans. Borrowings from the FRB are collateralized by qualifying construction, land development, and other land loans. The Bank’s investment in FHLB stock increased $1.0 million to $9.3 million at March 31, 2009 because stock ownership requirements with the FHLB are tied to the Bank’s borrowings from the FHLB. Escrow deposits and accrued interest payable remained relatively unchanged during the three months ended March 31, 2009.

COMPARISON OF OPERATING RESULTS

Overview

The net income of the Company depends primarily upon net interest income. Net interest income is the difference between the interest earned on loans, the securities portfolio, and interest-earning deposits offset by the cost of funds, consisting principally of the interest paid on deposits and borrowings. The Company’s operations are materially affected by general economic conditions, the monetary and fiscal policies of the Federal government, and the policies of applicable regulatory authorities. Yields and costs have decreased primarily because of actions taken by the Federal Reserve to reduce interest rates by 400 basis points during 2008.

Net Income

The Company reported net income of $949,000 for the quarter ended March 31, 2009 compared to net income of $752,000 for the quarter ended March 31, 2008. The following analysis of the Company’s results of operations will explain the significant changes that had an effect on net income for the periods under review.

Interest Income

For the three-month period ended March 31, 2009, interest income decreased 20.4% to $12.2 million compared to $15.3 million for the prior year period. The decrease in interest income is primarily a result of the average yield decreasing 175 basis points to 5.12% for the quarter ended March 31, 2009 compared to 6.87% for the same period a year ago, partially offset by an increase in the average balance of interest-earning assets of $60.2 million to $950.6 million. In addition to the impact of rate cuts described earlier, the rise in nonaccrual loans has resulted in an increase of unrecognized accrued interest, which accounted for a 29 basis point decrease of the average yield of loans during the quarter ended March 31, 2009 compared to the prior year period. The increase in average interest earning assets is primarily the result of an increase of $45.7 million, or 5.5%, in the average balance of loans and an increase of $27.2 million, or 711.6%, in the average balance of interest-bearing deposits compared to the three months ended March 31, 2008. The increases in the average balance of loans and interest-bearing deposits during the quarter ended March 31, 2009 was partially offset by a reduction of $13.3 million, or 30.9%, in the average balance of available for sale securities compared to the three months ended March 31, 2008. For a discussion regarding loan and interest-bearing deposit growth, see Financial Condition at March 31, 2009 Compared to December 31, 2008.

Interest Expense

Interest expense decreased $1.6 million, or 18.3%, to $7.4 million for the three-month period ended March 31, 2009, compared to $9.0 million for the same period a year ago. This decrease was caused by a reduction of 113 basis points on the average cost of interest-bearing liabilities to 3.26% at March 31, 2009 from 4.39% at March 31, 2008, partially offset by a 10.1% increase in the average balance of total interest-bearing liabilities during these same periods. The increase in interest-bearing liabilities is the result of a $52.5 million increase, or 37.2%, in the average balance of borrowed funds, and an increase of $30.3 million, or 4.5%, in the average balance of deposits for the three months ended March 31, 2009 compared to the same period a year earlier. For a discussion regarding deposit and borrowings growth, see Financial Condition at March 31, 2009 Compared to December 31, 2008.

Net Interest Income

Net interest income for the three-month period ended March 31, 2009 decreased 23.4% to $4.8 million compared to the same periods a year ago. The Average Yield/Cost Analysis table analyzes the interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2009 compared to the same period a year ago. As stated earlier, the decreases in the average yield were primarily the result of action taken by the Federal Reserve. The interest rate spread for the three-month period ended March 31, 2009 was 1.86% compared to 2.48% for the same period a year ago. The decrease in interest rate spread for the three-month period was primarily caused by a decrease to the average yield on interest-earning assets of 175 basis points, with a smaller decline of 113 basis points in the average cost of interest-bearing liabilities. The yield on interest-earning assets has decreased faster than the cost of interest-bearing liabilities for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 because the Bank’s loan portfolio has repriced faster than deposits as a result of the rate cuts implemented by the Federal Reserve. In addition, deposit rates have not fallen as far as the loan rates and the rise in nonaccrual loans has adversely affected the interest rate spread during the quarter ended March 31, 2009. See Overview, Interest Income, Interest Expense, and Average Yield/Cost Analysis for further information on interest income and interest expense.

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

Average Yield / Cost Analysis

	For the Quarter Ended
(Dollars in thousands)	March 31, 2009			March 31, 2008
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS
Interest-earning assets:
Interest-bearing deposits in other banks	$31,053	$13	0.17%	$3,826	$34	3.55%
Securities:
Available for sale	29,723	317	4.27%	43,014	552	5.13%
Held to maturity	3,143	40	5.09%	4,490	57	5.08%
FHLB stock	9,010	—	0.00%	7,114	106	5.96%
All loans	877,687	11,809	5.38%	831,988	14,547	6.99%

Total interest-earning assets	950,616	12,179	5.12%	890,432	15,296	6.87%

Noninterest-earning assets	17,864			44,525

Total assets	$968,480			$934,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits	$709,133	5,632	3.18%	$678,823	7,355	4.33%
Borrowed funds	193,726	1,726	3.56%	141,236	1,650	4.67%

Total interest-bearing liabilities	902,859	7,358	3.26%	820,059	9,005	4.39%

Noninterest-bearing liabilities	44,535			49,308

Total liabilities	947,394			869,367
Stockholders’ equity	21,086			65,590

Total liabilities and stockholders’ equity	$968,480			$934,957

Net interest income		$4,821			$6,291

Interest rate spread			1.86%			2.48%

Net yield on interest-earning assets			2.03%			2.83%

Percentage of average interest-earning assets to average interest-bearing liabilities			105.3%			108.6%

Provision and Allowance for Loan Losses

During the three-month period ended March 31, 2009, the Bank had net charge-offs against the allowance for loan losses of $8.7 million compared to $218,000 for the same period in 2008. This increase was primarily the result of charging off various nonperforming loans that had a valuation allowance established at December 31, 2008 and the collectibility of the loans becoming doubtful. The Bank added $2.0 million to the allowance for loan losses through the provision for loan losses for the three-month period ended March 31, 2009 compared to $855,000 for the same period last year. The increase in the provision was primarily the result of adjustments to valuation allowances for the recorded investment in nonperforming loans. At March 31, 2009, the recorded investment in nonperforming loans (nonaccrual loans, accruing loans ninety days or more delinquent, and other troubled debt restructurings) was $84.0 million with corresponding valuation allowances of $8.8 million. The provision for loan losses was also affected by a decrease in the valuation allowance allocated to the remainder of the loan portfolio, primarily due to a decrease in loans during the first quarter of 2009. For information regarding the change in nonperforming loans during the first three months of 2009, see Financial Condition at March 31, 2009 Compared to December 31, 2008.

Management believes that the current level of the allowance is appropriate based on collectibility of the loans, loan composition, the current level and types of delinquencies and other nonperforming assets, historical charge-off patterns, overall economic conditions, and other factors. Future increases to the allowance may be necessary due to changes in loan composition or loan volume, changes in economic or market area conditions, and other factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

Noninterest Income

Noninterest income increased to $1.6 million for the three-month period ended March 31, 2009 compared to $1.3 million for the same period a year ago. Gain on sale of loans increased $456,000 primarily due to an increase of income recognized on loans sold to investors as a result of an increase in the volume of loans sold to increase liquidity and improve capital ratios. Service charges and fees on loans decreased $60,000 mostly because the Company originated less broker loans in the three months ended March 31, 2009 compared to the same period a year earlier. Earnings on bank-owned life insurance decreased to $63,000 for the quarter ended March 31, 2009 compared to $89,000 for the quarter ended March 31, 2008 primarily a result of the Company’s decision to surrender select bank-owned life insurance policies during the first quarter of 2009 as discussed in Financial Condition at March 31, 2009 compared to December 31, 2008. Deposit-related fees and other income remained relatively constant during the three months ended March 31, 2009 compared to the same period a year earlier.

Noninterest Expense

For the three-month period ended March 31, 2009, noninterest expense decreased 9.1% to $5.1 million compared to $5.6 million for the same period last year. The majority of this change during the first quarter of 2009 compared to the same period last year is related to a decrease of $1.6 million of compensation and fringe benefits. Most of the decrease of compensation and fringe benefits relates to the $1.1 million reversal of the EITF 06-4 accrual related to the Company’s decision to surrender select bank-owned life insurance policies as discussed in Financial Condition at March 31, 2009 Compared to December 31, 2008. The remainder of the decrease in compensation and fringe benefits is related to salary and benefit reductions implemented in the fourth quarter of 2008 or in the first quarter of 2009. The Company recorded a net gain on other real estate owned of $52,000 for the quarter ended March 31, 2009, primarily a result of positive adjustments to fair value of several properties foreclosed on during the first quarter of 2009, compared to a net loss of $215,000 for the same period a year earlier, which was a result of several write-downs to fair value on foreclosed real estate. Advertising expense decreased $73,000 during the first quarter of 2009 compared to the same period a year earlier as a result of the Bank’s effort to reduce advertising expense in 2009. Professional and consulting fees for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 increased $775,000, primarily a result of additional legal, accounting, consulting, and financial advisory fees related to the preparation of the Company’s Annual Report on Form 10-K and the Company’s efforts to raise capital, sell assets, and comply with regulatory directives. FDIC premiums for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 increased $676,000, primarily a result of the Company’s undercapitalized status and additional assessments related to the FDIC’s Restoration Plan discussed in Note 17 of “Notes to Consolidated Financial Statements” included in the 2008 Annual Report. Occupancy and equipment costs and other expenses remained relatively unchanged during the three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008.

Income Taxes

The effective tax rate for the three-month periods ended March 31, 2009 and 2008 was 247.8% and 32.3%, respectively. The change in effective tax rates for the three-month period ended March 31, 2009 was primarily related to a recoverable current tax benefit of $1.0 million, mostly a result of a decrease to the allowance for loan losses during the first quarter of 2009 due to net charge offs exceeding the provision for loan losses. For further information on charge offs and the provision for loan losses, see Provision and Allowance for Loan Losses. The Company’s 2005, 2006, and 2007 federal and state tax returns are subject to examination by federal and state tax authorities. For further information on income taxes, see Income Taxes in “Management’s Discussion and Analysis” and Note 10 of “Notes to Consolidated Financial Statements” included in the 2008 Annual Report.

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

One way to measure the Company’s potential exposure to interest rate risk is to estimate the effect of a change in rates on the Company’s economic value of equity (“EVE”). EVE is the net present value of the Company’s portfolio of assets and liabilities. By marking-to-market the components of the balance sheet, management can compute the EVE. As rates change over time, the market values of the Company’s assets and liabilities will change, with longer-term products fluctuating more than short-term products. In most cases, rate-sensitive assets and liabilities will not have the same maturity characteristics. Therefore, as rates vary, the market value of the rate-sensitive assets will not change equally with the market value of rate-sensitive liabilities. This will cause the EVE to vary. The focus of the EVE is to determine the percentage decline in the net economic value of equity caused by a 1% or 2% increase or decrease in interest rates, whichever produces the larger decline. A large value indicates a large percentage decline in the EVE due to changes in interest rates and, thus, higher interest rate sensitivity. A low value indicates a small percentage decline in the EVE due to changes in interest rates and, thus, lower interest rate sensitivity. The results are compared to limits set by the Board of Directors and are monitored to identify unfavorable trends. In a rising rate environment, EVE would be positively affected at March 31, 2009 and December 31, 2008. The percentage change in EVE in a rising rate environment is more pronounced at March 31, 2009 compared to December 31, 2008. This indicates that, as of March 31, 2009, the Company has greater interest rate sensitivity in a rising rate environment as compared to December 31, 2008. It should be noted, however, that at March 31, 2009 and December 31, 2008, the intended federal funds rate set by the Federal Reserve was 0.25%. For this reason, a 100 or 200 basis point decline in interest rates is not an available option for the Federal Reserve. As a result, the EVE under these scenarios at March 31, 2009 and December 31, 2008 has been identified as not applicable (“N/A”).

The following table sets forth information relating to the Company’s economic value of equity and the estimated changes under various interest rate change scenarios over a one year time horizon as of March 31, 2009 and December 31, 2008. Computation of prospective effects of hypothetical interest rate changes, such as the following computations, are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Furthermore, the computations do not contemplate any actions management could undertake in response to sudden changes in interest rates. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2008.

Market Risk Table
(Dollars in thousands)	March 31, 2009
Change in Interest Rates	Economic Value of Equity	Estimated $ Change	Estimated % Change
200 basis point rise	$26,886	$10,766	67%
100 basis point rise	22,697	6,577	41%
Base Scenario	16,120	—	—
100 basis point decline	N/A	N/A	N/A
200 basis point decline	N/A	N/A	N/A

	December 31, 2008
Change in Interest Rates	Economic Value of Equity	Estimated $ Change	Estimated % Change
200 basis point rise	$31,153	$6,565	27%
100 basis point rise	30,927	6,339	26%
Base Scenario	24,588	—	—
100 basis point decline	N/A	N/A	N/A
200 basis point decline	N/A	N/A	N/A

Item 4 (T)	Controls and Procedures

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

In connection with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company is taking steps to remediate the material weaknesses, including designing and implementing additional control procedures, and implementing additional review processes over these controls. Except for these ongoing remediation efforts, there were no changes in our internal control over financial reporting that occurred subsequent to the period covered by management’s report on internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1	Legal Proceedings

Not applicable

Item 1A	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase any shares of its common stock during the three months ended March 31, 2009.

Item 3	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit 3.1	Articles of Incorporation (1)

Exhibit 3.2	Articles of Amendment to the Articles of Incorporation (2)

Exhibit 3.3	Amended and Restated Bylaws (3)

Exhibit 4.2	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of Registrant and its consolidated subsidiary.

Exhibit 10.1	Stipulation and Consent to the Issuance of an Order to Cease and Desist (4)

Exhibit 10.2	Order to Cease and Desist issued by the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks (4)

Exhibit 10.3	Written Agreement by and between Cooperative Bankshares, Inc. and the Federal Reserve Bank of Richmond (5)

Exhibit 31	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Reg. No. 33- 79206) and any amendments thereto filed with the SEC.
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2008.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2009.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cooperative Bankshares, Inc.

/s/ Todd L. Sammons
Dated: May 19, 2009	Todd L. Sammons
Chief Financial Officer and Interim
President and Chief Executive Officer